Form 10-K
period 2013-12-31
RAYTHEON CO/
filed 2014-02-11
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 or

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
Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2013, was approximately $21.2 billion.
The number of shares of Common Stock outstanding as of February 10, 2014 was 314,509,000.
Documents incorporated by reference and made a part of this Form 10-K:
Portions of the Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General
Raytheon Company, together with its subsidiaries, is a technology and innovation leader specializing in defense and other government markets throughout the world. We develop technologically advanced, integrated products, services and solutions in four core defense markets: sensing; effects; command, control, communications and intelligence (C3I); and mission support, as well as other important markets, such as cyber and information security. We serve both domestic and international customers, as both a prime contractor and subcontractor on a broad portfolio of defense and related programs primarily for government customers.

We were founded in 1922 and have grown internally and through a number of acquisitions. We are incorporated in the state of Delaware. Our principal executive offices are located at 870 Winter Street, Waltham, Massachusetts 02451.

In this section, we describe our business, including our business segments, product lines, customers, operations and other considerations.

Business Segments
Effective April 1, 2013, we consolidated our structure into the following four businesses:

–	Integrated Defense Systems;

–	Intelligence, Information and Services;

–	Missile Systems; and

–	Space and Airborne Systems.

The following is a description of each of our business segments. As part of the description, we include a discussion of some of the segment’s notable initiatives and achievements in 2013, such as certain key contract awards, new product introductions and acquisitions. For a discussion of the financial performance of our business segments and other financial information, see pages 49–63 of this Form 10-K.

Integrated Defense Systems (IDS)—IDS, headquartered in Tewksbury, Massachusetts, is a leader in integrated air and missile defense; radar solutions; naval combat and ship electronic systems; command, control, communications, computers and intelligence (C4I) solutions; and international and domestic Air Traffic Management (ATM) systems. IDS delivers combat-proven performance against the complete spectrum of airborne and ballistic missile threats and is a world leader in the technology, development, and production of sensors and mission systems. IDS provides solutions to the U.S. Department of Defense (DoD), the U.S. Intelligence Community, and the Federal Aviation Administration (FAA), as well as more than 50 international customers which represent approximately half of IDS’ business.

In 2013, IDS successfully delivered on orders for international Patriot Air and Missile Defense (A&MD) Systems and domestic and international missile defense radars. IDS continued to serve as the prime mission systems integrator for all electronic and combat systems of the U.S. Navy's Zumwalt-class destroyer program (DDG-1000) which has begun sea trials. IDS also continued to deliver fully integrated command and control systems for domestic and international partners, including new awards for air traffic control systems for the FAA and the U.S. Air Force. IDS was awarded a $1.3 billion contract for a ground-based air defense system by Oman. The U.S. Navy awarded IDS a contract to build the Air and Missile Defense Radar (AMDR), a scalable and technologically advanced radar system for its Arleigh Burke-class destroyers that will increase detection capabilities and discrimination accuracy, and improve electronic warfare features against growing air and ballistic missile threats, and a multi-year contract to build radar transmitters and fire control equipment for the Aegis Weapon System. Additionally, IDS received several contract awards to support Army Navy/Transportable Radars and Patriot A&MD systems from the Missile Defense Agency (MDA) and the U.S. Army, respectively.

IDS has the following principal product lines:

Global Integrated Sensors (GIS)—GIS provides integrated whole-life air and missile defense systems. GIS produces systems and solutions, including Upgraded Early Warning Radars (UEWR), such as the Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2), the UEWR family of sensors, and other land-based surveillance and search radars, which provide threat detection, precision tracking, discrimination, and classification of ballistic missile threats. GIS also produces the Joint Land Attack Cruise Missile Defense Elevated Netted Sensor (JLENS), which is a theater-based, advanced sensor system that provides long-endurance, over-the-horizon detection and tracking capabilities required to defeat threats such as manned and unmanned aircraft, cruise missiles, swarming boats and tanks. Key GIS customers include the U.S. Army and Air Force, the MDA, and international customers.

Integrated Air & Missile Defense (IAMD)—IAMD provides combat-proven air and missile defense systems, such as the Patriot A&MD system which is the cornerstone of the air and missile defense architecture for twelve nations around the globe, including the U.S. and five NATO nations. The National Advanced Surface-to-Air Missile System (NASAMS), also offered by IAMD, is a highly adaptable mid-range solution for any operational air defense requirement. It is deployed in the U.S. and five other countries. IAMD also provides the Hawk XXI, an advanced air defense system against low- to medium-altitude air threats with advanced fire control and battle management for numerous international customers. Key IAMD customers include the U.S. Army and international customers. Total sales from this product line was approximately 10% of our consolidated revenues for 2013, and was less than 10% of consolidated revenues for 2012 and 2011.

Seapower Capability Systems (SCS)—SCS is a provider and integrator of maritime air and missile defense radar systems, naval combat management, and airborne anti-submarine and mine warfare systems, as well as sensors, maritime naval navigation systems, and torpedoes for U.S. and international navies. As a naval radar provider, SCS produces the SPY-3, the U.S. Navy's first shipboard active phased array multifunction radar, and radar transmitters for the sea and land based Aegis weapon system radars, and will design and manufacture the low rate initial production of the U.S. Navy’s newest radar, AMDR. As a ship integrator for the U.S. Navy, SCS provides mission system equipment and serves as the combat and mission systems integrator for the DDG-1000, the total ship electronics systems integrator for the LPD-17, the U.S. Navy’s latest amphibious warfare ship, and the warfare systems integrator for the CVN-78, the U.S. Navy’s next generation of aircraft carrier. Key SCS customers include the U.S. Navy and allied navies.

Command, Control, Communications, Computers and Intelligence (C4I)—C4I develops, delivers, and supports complex integrated, networked, actionable combat command and control (C2) solutions for air and land combatant commanders, domestic and international ATM, and border and critical infrastructure protection. C4I is a key provider of ATM solutions internationally through its AutoTrac III product line and surveillance radars, as well as its Standard Terminal Automation Replacement System (STARS) to the DoD and the FAA, and was awarded a contract to provide the U.S. Air Force with rapidly deployable air traffic control systems that can be delivered anywhere in the world. C4I also includes Thales-Raytheon Systems, LLC, the U.S. operating subsidiary of the Thales-Raytheon joint venture which focuses on battlefield radars, air command and control, including NATO’s Air Command and Control System (ACCS) program. Key C4I customers include the U.S. Army, the FAA, NATO and numerous allied nations.

Intelligence, Information and Services (IIS)—IIS, headquartered in Dulles, Virginia, provides a full range of technical and professional services to intelligence, defense, federal and commercial customers worldwide. IIS specializes in global Intelligence, Surveillance and Reconnaissance (ISR), navigation, DoD space and weather solutions, cybersecurity, analytics, training, logistics, mission support, and engineering and sustainment solutions. Key customers include the U.S. Intelligence Community, DoD agencies, the U.S. Armed Forces, the FAA, the National Oceanic and Atmospheric Administration (NOAA), Department of Homeland Security (DHS), the National Aeronautics and Space Administration (NASA) and an increasing number of international customers.

In 2013, IIS facilitated the training of approximately two million individuals for customers such as the U.S. Army, the FAA and major automotive manufacturers. IIS successfully completed the third of five planned launch and early-orbit exercises to demonstrate the launch readiness of the U.S. Air Force’s Global Positioning System Next Generation Operational Control System (GPS OCX). IIS continued to focus on growing its classified business, receiving a number of significant classified contract awards. Also in 2013, Raytheon acquired Visual Analytics Incorporated, a privately-held company headquartered in Frederick, Maryland, further extending Raytheon’s capabilities in data analytics, data visualization and information sharing.

IIS has the following principal product lines:

Cybersecurity and Special Missions (CSM)—CSM provides cybersecurity and advanced intelligence solutions to strengthen information systems and mission execution. CSM supports domestic, international government and commercial customers by delivering cyber and quick-reaction solutions, and supporting high-consequence special missions. Raytheon is leveraging and incorporating the cyber-capabilities within CSM broadly across the Company by embedding information assurance technologies and know-how into our internal company systems and core solutions and products. CSM’s key customers include the U.S. Intelligence Community, the DoD, various other federal agencies and Fortune 500 companies.

Global Training Solutions (GTS)—GTS provides training solutions, logistics and engineering support worldwide, conducting integrated operational training through the U.S. Army's Warfighter Field Operations Customer Support (FOCUS) contract. The GTS-led Warrior Training Alliance performs comprehensive support for live, virtual and constructive training exercises and operations, maintenance for all training and range systems, curriculum development and instruction, management oversight and administration for contractor activities, and supply support for all government-owned property and material. Additionally, GTS designs, implements and manages highly complex training solutions that align an organization's training requirements with its core business needs. Using systems engineering practices, GTS applies commercial solutions, processes, tools and training experts to make its training programs available anytime, anywhere to domestic and international commercial customers through its Raytheon Professional Services group.

Intelligence and Earth Observation (IEO)—IEO primarily supports programs for the U.S. Intelligence Community, NASA, NOAA and the U.S. Air Force Space and Missile Center. IEO capabilities include ground systems for Geospatial Intelligence (GEOINT) and Signals Intelligence (SIGINT) systems, large-scale data processing and exploitation, storage architectures and high-performance data handling and processing systems. Key programs include Joint Polar Satellite System (JPSS) and GPS OCX which involve the development, sustainment, and operation of common ground systems. JPSS is operational and supporting multiple civil, defense and international polar-orbiting environmental satellites.

Mission Support Solutions (MSS)—MSS provides mission-critical solutions for ISR operations and sustaining engineering, aviation training, integrated logistics, data management, mission support, counter-narcoterrorism and border security for civil agencies, the U.S. Intelligence Community, the U.S. Defense Threat Reduction Agency, and the DoD globally. MSS provides training at the FAA Academy and air traffic control facilities. Key programs include the Advanced Weather Interactive Processing System (AWIPS), used by NOAA / National Weather Service (NWS) to ingest, analyze and disseminate operational weather data including time-sensitive, high-impact warnings, and the Secondary Repairables program (SECREPS), which provides parts and services primarily for the U.S. Marine Corps Logistics Command needed to ensure that equipment is properly maintained and combat ready for the warfighter.

Systems Modernization and Sustainment (SMS)—SMS provides full life-cycle modernization and sustainment support for air-, land- and sea-based electronics and weapons systems, as well as multi-intelligence ground systems and unmanned systems technology for domestic and international government customers. SMS consolidates tactical reconnaissance, surveillance, battlespace communications, intelligence information processing and situational awareness capabilities to provide cost-effective, end-to-end solutions for customers. SMS provides advanced ground solutions for strategic and tactical ISR missions, including Global Hawk and the Air Force's U-2 reconnaissance aircraft program; support for the U.S. Air Force’s contractor field support program and the V-22 Osprey aircraft program; as well as upgrades of airborne and sea-based weapons systems and podded aircraft reconnaissance systems.

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

In 2013, MS continued to capture key contract awards from a broad international customer base, including awards of more than $350 million on both the Paveway™ program and the Advanced Medium-Range Air-to-Air Missile (AMRAAM®) program. MS also secured more than $1.0 billion in Missile Defense contracts, including over $300 million for the production of Standard Missile-3 (SM-3™) IB missiles for the DoD. MS completed five successful flight tests on the SM-3™ program and nine key successful flight tests on the Small Diameter Bomb II (SDB II™) program which is scheduled to enter low rate production beginning in 2014. MS also delivered the first SM-3™ and Standard Missile-6 (SM-6) production missiles from its recently opened state-of-the-art, all-up-round Standard Missile production facility in Huntsville, Alabama.

MS has the following principal product lines:

Air Warfare Systems (AWS)—AWS products and services enable the U.S. armed forces and international customers to attack, suppress and destroy air and ground-based targets. Products include AMRAAM®, a state-of-the-art, highly dependable and battle-proven air-to-air missile that also has a surface-to-air launch application; the Tomahawk cruise missile, an advanced surface- or submarine-launched cruise missile with loitering and network communication capability; SDB II™, an air-to-ground glide weapon designed to engage moving targets in adverse weather and through battlefield conditions; Joint Standoff Weapon (JSOW), a family of air-to-ground weapons that employ an integrated GPS/inertial navigation system that guides the weapon to the target; the Paveway family of laser- and GPS-guided smart bombs; the AIM-9X® Sidewinder short-range air-to-air missile; the Miniature Air-Launched Decoy (MALD®); the High-Speed Anti-Radiation Missile (HARM™) and the HARM™ Targeting System; the Maverick™ precision strike missile; and the Griffin®, a small lightweight missile that can be employed from aircraft, unmanned aerial vehicles (UAVs), ships or ground launched against light targets.

Air and Missile Defense Systems (AMDS)—AMDS designs, develops, produces and supports air defense, and ballistic missile defense interceptor systems. AMDS' primary customers are the MDA, the U.S. Navy and various international navies around the world. The product line develops, manufactures, and supports the Standard Missile family of weapons with capabilities ranging from anti-air warfare to ballistic missile defense. AMDS is responsible for the first line of ship-defense weapons, including the Standard Missile-2 (SM-2) and the SM-6, and for multiple versions of the SM-3™, which are core elements of the MDA's Phased Adaptive Approach to global missile defense. AMDS, as a sub-contractor to The Boeing Company, builds and supports the EKV, which is part of the U.S. ground-based midcourse defense system that defends against ballistic missile attack. AMDS is also the U.S. design agent and partner with Raphael Advanced Defense Systems Ltd. on the David’s Sling missile defense system for Israel. The product line is also involved in a number of advanced missile defense concepts that seek to pace the evolving ballistic missile threat.

Naval and Area Mission Defense (NAMD)—NAMD offers a complete family of mission solutions for customers around the world. NAMD provides highly effective layered ship defense for the navies of more than 30 countries across multiple platforms to counter the anti-ship threats of today and tomorrow. NAMD leverages its proven capabilities to provide forward-operating base defense for the U.S. Army, Air Force and Marine Corps. NAMD produces the Phalanx™ Close-In Weapon System (employed afloat and ashore), the Rolling Airframe Missile (RAM™) and Launcher System, the SeaRAM™ system, and the Evolved Seasparrow/Sparrow family of missiles (ESSM™) for layered ship mission protection against air, subsurface and surface cruise/ballistic missile threats. Additionally, NAMD continues to expand its commitment to international cooperative endeavors with strategic international partners to evolve its products and technologies to encompass the full spectrum of threats, including the protection of land bases and high-value infrastructure sites from terrorist threats.

Land Warfare Systems (LWS)—During 2013, MS combined its Land Combat and Sensor Systems operations to form LWS in order to offer a complete sensor-to-effects capability for customers in the land domain. LWS develops and provides precision missiles, munitions, advanced electro-optical (EO)/infrared (IR) sensors, and integrated solutions to the U.S. Army and Marine Corps and more than 40 allied nations. LWS’ major programs are the tube-launched optically-tracked wireless-guided (TOW®) weapon system, a long-range precision anti-armor/anti-fortification/anti-amphibious-landing weapon system; Javelin, a shoulder-fired fire-and-forget anti-tank weapon; Excalibur™, a GPS-guided artillery round designed to provide indirect precision fire for ground forces; enhanced Long Range Advanced Scout Surveillance System (eLRAS3), a third-generation, multi-sensor system which provides the ability to detect, identify and geo-locate distant targets; a family of light to heavy Thermal Weapon Sights (TWS); and integrated system solutions for combat vehicle upgrade programs, including the U.S. Marine Corps Light Armored Vehicle Anti-Tank (LAV-AT) modernization program.

Advanced Missile Systems (AMS)—AMS focuses on the development and early introduction of next-generation, end-to-end system solutions that support the AWS, NAMD, AMDS and LWS product lines. AMS also pursues opportunities in directed energy and adjacent markets, including the development of force protection solutions, non-kinetic weapons (offensive and defensive), high-power microwave/millimeter technologies and applications, space applications, and counterterrorism solutions.

Space and Airborne Systems (SAS)—SAS, headquartered in McKinney, Texas, is a leader in the design and development of integrated sensor and communication systems for advanced missions, including traditional and non-traditional ISR, precision engagement, unmanned aerial operations, and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides electro-optical/infrared sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, signals intelligence systems, processors, electronic warfare systems, communication systems, and space-qualified systems for civil and military applications. Key customers include the U.S. Navy, Air Force and Army, as well as classified and international customers.

In 2013, SAS extended its legacy of innovation with the award of the U.S. Navy Next Generation Jammer program and selection by the Republic of Korea to upgrade its KF-16 fleet with the Raytheon Advanced Combat Radar (RACR), an Active Electronically Scanned Array (AESA). SAS also extended its broad base of advanced sensors and electronics by reaching a number of delivery milestones including the 500th AESA radar, the 2,000th Multi-Spectral Targeting System (MTS), now integrated on 35 different platforms for every branch of the U.S. military, the 100th Navy Multiband Terminal (NMT), advancing Raytheon’s role as the only provider of fielded Advanced Extremely High Frequency (AEHF) satellite terminals and the 30,000th Selective Availability Anti-Spoof Module for secure Global Positioning System operation. Also in 2013, Raytheon BBN Technologies was awarded the National Medal of Technology and Innovation, one of the highest honors in the nation bestowed upon scientists, engineers and inventors.

SAS has the following principal product lines:

Intelligence, Surveillance and Reconnaissance Systems (ISRS)—ISRS designs and manufactures sensor, surveillance and targeting solutions that enable actionable information for strike, persistent surveillance and special mission applications. ISRS provides maritime and overland surveillance radars, terrain following/terrain avoidance radars, and electro-optical/infrared sensors to customers including the DoD, the DHS and international governments. The ISRS portfolio includes the APY-10 radar on the U.S. Navy’s P-8A Poseidon, the SeaVue radar on the Predator Guardian unmanned aircraft system (UAS), the Multi-Platform Radar Technology Insertion Program (MP-RTIP) for the U.S. Air Force’s Block 40 Global Hawk and NATO Alliance Ground Surveillance (AGS) system, the AAS-44(V) forward looking infrared sensor on the U.S. Navy’s MH-60 helicopters, the Multi-spectral Targeting System on the U.S. Air Force’s Reaper UAS, the DAS-2 on the Army’s Gray Eagle UAS, and the ASQ-228 ATFLIR targeting pod on the F/A-18 Hornet and Super Hornets. ISRS also provides the Enhanced Integrated Sensor Suite for the Block 20/30 Global Hawk UAS, which enables the Global Hawk to scan large geographic areas and produce outstanding high-resolution reconnaissance imagery. In addition, ISRS provides integrated solutions for all tiers of airborne intelligence, surveillance and reconnaissance systems, including the dual mode Synthetic Aperture Radar/Moving Target Indicator sensor for the Airborne Standoff Radar (ASTOR) program for the U.K. Ministry of Defence, which enables high-resolution images and the monitoring of hostile forces.

Tactical Airborne Systems (TAS)—TAS designs and manufactures cost-effective, high-performance integrated sensor solutions for tactical and strategic platforms, delivering trusted, actionable information and mission assurance. TAS provides sensors and integrated sensor systems with advanced fire control radars and processor technologies to customers including the U.S. Navy, Marine Corps, and Air Force and international governments. TAS produces radars using AESA antennas for the U.S. Air Force’s F-15, F-16 and B-2 aircraft, the U.S. Navy and Royal Australian Air Forces’ F/A-18, and the U.S. Navy’s EA-18G. In addition, TAS’ advanced airborne processors form the basis of the secure mission computer/signal processing systems on the F-16, F-22 and F-35 aircraft.

Electronic Warfare Systems (EWS)—EWS designs and manufactures cost-effective, high-performance electronic warfare systems and equipment for strategic and tactical aircraft, helicopters and surface ships for the U.S. Air Force, U.S. Army, U.S. Navy, U.S. intelligence agencies and international governments. The EWS portfolio includes the Next Generation Jammer program, integrated electronic warfare suites, the Multi-function Integrated Receiver/Exciter System (MFIRES) product family, advanced classified programs, and products such as towed decoys, radar warning receivers, jammers, and missile warning sensors.

Integrated Communications Systems (ICS)—ICS is a market leader in tactical airborne communications, exploitation and countermeasures, software defined radio technology and advanced tactical networking, and real-time sensor networking and data fusion. ICS is the only producer of AEHF satellite terminals for all branches of the U.S. military, making it the top provider of protected, highly secure satellite communications terminals for the U.S. military. Key capabilities in the ICS business also include high capacity beyond line-of-sight communications solutions and electronic communications attack solutions.

Space Systems (SS)—SS designs and manufactures space and space-qualified sensor payloads for large national programs and develops innovative solutions for emerging intelligence, defense and civil space applications. SS provides EO/IR, radio frequency, radar and laser space-based sensors to customers including branches of the DoD, MDA, NASA, classified customers and international governments. Its major non-classified program is the Visible Infrared Imaging Radiometer Suite (VIIRS), an advanced imaging and radiometric sensor for NASA and NOAA weather/environmental monitoring programs.

Other SAS product lines include Advanced Concepts and Technologies (ACT), Integrated Technology Programs (ITP), and Raytheon Applied Signal Technology (RAST). ACT conducts internal research and development for SAS and contract research and development for customers, including the U.S. Air Force Research Laboratory (AFRL) and DARPA, and produces advanced products including the Boomerang sniper detection system and TransTalk, a smartphone application that automatically translates speech into another language. ITP develops sophisticated GPS systems and anti-jam solutions for many customers, including the U.S. Air Force and Navy, and provides a wide range of state-of-the art product families and engineering services in support of the DoD’s need to respond to a dynamic threat environment. RAST provides advanced ISR solutions to enhance global security.

International Subsidiaries—We conduct the operations and activities of our business segments in certain countries through international subsidiaries, including Raytheon Systems Limited (RSL), Raytheon Australia and Raytheon Canada Limited (RCL). RSL designs, develops and manufactures advanced systems for defense and commercial air traffic control customers in the United Kingdom (U.K.), U.S. and around the world, and also designs and manufactures control actuation systems, guidance electronics and silicon carbide semiconductors. Programs include ASTOR, a world-class strategic ground surveillance capability, and Shadow, a tactical surveillance platform (both with SAS), and PavewayTM IV, the precision guided bomb (with MS). Raytheon Australia provides mission systems integration and smart sustainment solutions to the Australian Defence Force. Raytheon Australia has more than 20 programs in country, including being the mission systems integrator for the Air Warfare Destroyer, and delivering in-service support for the Collins Class Submarine program and the Australian Defence Air Traffic System (with IDS), and providing aerospace related design, integration, operations and maintenance services, and management of the Naval Communications Station Harold E. Holt (with IIS). RCL provides persistent surveillance radar (PSR) for air traffic management systems, as well as coastal maritime surveillance high frequency surface wave radar systems (HFSWR) (primarily with IDS).

Sales to the U.S. Government

(In millions, except percentages)	2013	2012	2011
Sales to the U.S. Government(1)	$17,019	$17,861	$18,360
Sales to the U.S. Government as a Percentage of Total Net Sales(1)	72%	73%	74%
Foreign military sales through the U.S. Government	$3,062	$3,196	$2,998
Foreign military sales through the U.S. Government as a Percentage of Total Net Sales	13%	13%	12%

(1)	Excludes foreign military sales through the U.S. Government.

Our principal U.S. Government customer is the DoD; other U.S. Government customers include Intelligence Community agencies, NASA, the FAA and the Departments of Justice, State, Energy and Homeland Security.

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

U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, department-specific regulations that implement or supplement FAR, such as the DoD's Defense Federal Acquisition Regulation Supplement (DFARS), and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, audit and product integrity requirements. A contractor's failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA and DCMA also review the adequacy of and a contractor's compliance with its internal control systems and policies, including the contractor's accounting, purchasing, property, estimating, earned value management and material management accounting systems. For a discussion of certain risks associated with compliance with U.S. Government contract regulations and requirements, see Item 1A “Risk Factors” of this Form 10-K.

U.S. Government contracts include both cost reimbursement and fixed-price contracts. Cost reimbursement contracts, subject to a contract-ceiling amount in certain cases, provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual cost results compared to contractual cost targets; and (iii) cost plus award fee contracts which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, the contractor is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incidental to performing contracts have been made partially or wholly unallowable for reimbursement by statute, FAR or other regulation. Examples of such costs include charitable contributions, certain merger and acquisition costs, lobbying costs, interest expense and certain litigation defense costs.

Fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, the contractor agrees to perform a specific scope of work for a fixed price and as a result, benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, the contractor shares with the U.S. Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, the contractor's profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive type contracts, the contractor usually receives either performance-based payments (PBPs) equaling up to 90% of the contract price or monthly progress payments from the U.S. Government generally in amounts equaling 80% of costs incurred under U.S. Government contracts. The remaining amount, including profits or incentive fees, is billed upon delivery and acceptance of end items under the contract. The DoD has expressed a preference to utilize progress payments based on costs incurred on new fixed-price contract awards as opposed to PBPs unless the contractor negotiates for PBPs. Generally speaking and subject to a number of factors, PBPs can provide improved cash flows as compared to progress payments but introduce risk to contractors in return. In the event we experience a greater proportion of progress payments for our fixed-price DoD contracts in the future than historically, it could have an adverse effect on our operating cash flow and liquidity. For a discussion of certain risks associated with fixed price and cost reimbursement contracts and risks associated with changes in U.S. Government procurement rules, regulations and business practices, see Item 1A “Risk Factors” of this Form 10-K.

U.S. Government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the U.S. Government's convenience or for default based on performance. If a contract is terminated for convenience, the contractor is generally entitled to payments for its allowable costs and will receive some allowance for profit on the work performed. If a contract is terminated for default, the contractor is generally entitled to payments for its work that has been accepted by the U.S. Government. The U.S. Government's right to terminate its contracts has not had a material adverse effect upon our operations, financial condition or liquidity. For a discussion of the risks associated with the U.S. Government's right to terminate its contracts, see Item 1A “Risk Factors” of this Form 10-K.

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

We are also involved in U.S. Government programs, principally through our IIS and SAS business segments, that are classified by the U.S. Government and cannot be specifically described in this Form 10-K. The operating results of these classified programs are included in the applicable business segment's and our consolidated results of operations. The business risks and considerations associated with these and our international classified programs generally do not differ materially from those of our other programs and products. Total classified sales were 15% in 2013 and 16% in both 2012 and 2011.

We are subject to government regulations and contract requirements that may differ from U.S. Government regulation with respect to our sales to non-U.S. customers. See “International Sales” below for more information regarding our sales outside of the U.S. and Item 1A “Risk Factors” for a discussion of the risks associated with international sales.

See “Sales to the U.S. Government” on page 6 of this Form 10-K for information regarding the percentage of our revenues generated from sales to the U.S. Government.

International Sales

(In millions, except percentages)	2013	2012	2011
Total international sales(1)	$6,446	$6,232	$6,139
Total international sales as a Percentage of Total Net Sales(1)	27%	26%	25%

(1)	Includes foreign military sales through the U.S. Government.

International sales were principally in the areas of air and missile defense systems, missile systems, airborne radars, naval systems, air traffic control systems, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communications technology, and other products and services permitted under the International Traffic in Arms Regulations (ITAR). Generally, we finance our foreign subsidiary working capital requirements in the applicable countries. Sales and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including the ITAR and the Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws and the export laws and regulations described below. They are also subject to foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulation, including import-export control, technology transfer, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country through manufacturing agreements or other financial support obligations, known as offset obligations. In addition, embargoes, international hostilities and changes in currency values can also impact our international sales. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries, us and our subsidiaries. We have acted to protect ourselves against various risks through insurance, foreign exchange contracts, contract provisions, government guarantees and/or progress payments. See revenues derived from external customers and long-lived assets by geographical area set forth in “Note 15: Business Segment Reporting” within Item 8 of this Form 10‑K.

In connection with certain foreign sales, we utilize the services of sales representatives who are paid commissions in return for services rendered.

The export from the U.S. of many of our products may require the issuance of a license by either the U.S. Department of State under the Arms Export Control Act of 1976 (formerly the Foreign Military Sales Act) and its implementing regulations under the ITAR, the U.S. Department of Commerce under the Export Administration Act and its implementing regulations as kept in force by the International Emergency Economic Powers Act of 1977 (IEEPA), and/or the U.S. Department of the Treasury under IEEPA or the Trading with the Enemy Act of 1917. Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15–30 days (depending on the identity of the importing country that will utilize the equipment and services) prior to authorizing such exports. During that time, Congress may take action to block or delay a proposed export by joint resolution which is subject to Presidential veto. Additional information regarding the risks associated with our international business is contained in Item 1A “Risk Factors” of this Form 10-K.

Backlog

			% of Total Backlog
(In millions, except percentages)	2013	2012	2013	2012
Total backlog	$33,685	$36,181	100%	100%
Total backlog to the U.S. Government(1)	20,985	23,090	62%	64%
Total foreign military sales backlog	4,884	5,443	14%	15%
Total direct foreign government backlog	6,926	6,789	21%	19%
Total non-government foreign backlog	551	444	2%	1%
Total non-U.S. Government domestic backlog	339	416	1%	1%
Total international backlog(2)	12,361	12,675	37%	35%

(1)	Excludes foreign military sales backlog through the U.S. Government.

(2)	Includes foreign military sales backlog through the U.S. Government.

Approximately $16.9 billion of the 2013 year-end backlog is not expected to be filled during the following twelve months. These amounts include both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated or obligated to us). For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

Research and Development
We conduct extensive research and development activities to continually enhance our existing products and services, and develop new products and services to meet our customers’ changing needs and requirements, and address new market opportunities. During 2013 we expended $465 million on research and development efforts compared to $451 million and $450 million in 2012 and 2011, respectively. These expenditures principally have been for product development for the U.S. Government. We also conduct funded research and development activities under U.S. Government contracts which are included in total net sales. For additional information related to our research and development activities, see “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K.

Raw Materials, Suppliers and Seasonality
We are dependent upon the delivery of materials by suppliers, and the assembly of major components and subsystems by subcontractors used in our products. Some products require relatively scarce raw materials. In addition, we must comply with specific procurement requirements which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, for a variety of reasons, we are dependent on sole-source suppliers. We enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems. We are also dependent on suppliers to provide genuine original equipment manufacturer parts and have a robust set of standardized policies to detect counterfeit material, especially electronic components, throughout our supply chain. We generally have not experienced material difficulties in procuring the necessary raw materials, components and other supplies for our products. We also are subject to rules promulgated by the Securities Exchange Commission (SEC) in 2012 pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose if we are able to determine whether certain materials (including tantalum, tin, gold and tungsten), known as conflict minerals, that originate from mines in the Democratic Republic of the Congo or certain adjoining countries (DRC), are used in our products. The first DRC minerals report is due in the second quarter of 2014 for the 2013 calendar year and we are conducting appropriate diligence measures to comply with such requirements.

In recent years, our revenues in the second half of the year have generally exceeded revenues in the first half. The timing of new program awards, the availability of U.S. Government funding, the timing of international contract awards and product delivery schedules are among the factors affecting the periods in which revenues are recorded. We expect this trend to continue in 2014.

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

Patents and Licenses
We own an intellectual property portfolio which includes many U.S. and foreign patents, as well as unpatented trade secrets and know-how, data, software, trademarks and copyrights, all of which contribute to the preservation of our competitive position in the market. In certain instances, we have augmented our technology base by licensing the proprietary intellectual property of others. We also license our intellectual property to others, including our customers, in certain instances. The U.S. Government has licenses in certain of our intellectual property, including certain patents, developed in the performance of U.S. Government contracts, and has the right to use and authorize others to use such intellectual property, including the inventions covered by such patents for U.S. Government purposes. While our intellectual property rights in the aggregate are important to our operations, we do not believe that any particular trade secret, patent, trademark, copyright, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business.

Employment
As of December 31, 2013, we had approximately 63,000 employees. Approximately 8% of our employees are unionized. We consider our union-management relationships to be generally satisfactory.

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

If we are ultimately found to have liability at a multi-party site where we have been designated a PRP or have been named in a cost recovery or contribution claim from a non-governmental third party, we expect that the actual costs of remediation will be shared with other liable PRPs. Generally in the U.S. and certain other countries, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing U.S. environmental laws, however, responsible parties are, in most circumstances and jurisdictions, jointly and severally liable and, therefore, potentially liable for the full cost of funding such remediation. In the unlikely event that we are required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs. The amounts we record do not reflect the unlikely event that we would be required to fund the entire cost of such remediation, nor do they reflect the possibility that we may recover some of these environmental costs from insurance policies or from other PRPs. However, a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government.

We manage various government-owned facilities on behalf of the U.S. Government. At such facilities, environmental compliance and remediation costs have historically been primarily the responsibility of the U.S. Government and we relied (and continue to rely with respect to past practices) upon U.S. Government funding to pay such costs. While the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance is typically borne by either the U.S. Government or the contractor, depending on the contract and the relevant facts. Fines and penalties are unallowable costs under the contracts pursuant to which such facilities are managed.

Most of the U.S. laws governing environmental matters include criminal provisions. If we were convicted of a criminal violation of certain U.S. federal environmental statutes, including the Federal Clean Air Act and the Clean Water Act, the facility or facilities involved in the violation would be placed by the EPA on the “Excluded Parties List” maintained by the Government Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract awarded during any period of listing by the EPA.

Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations is contained in Item 1A “Risk Factors,” “Commitments and Contingencies” within Item 7 and “Note 10: Commitments and Contingencies” within Item 8 of this Form 10-K.

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

ITEM 1A. RISK FACTORS

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, products and services, trends and anticipated financial performance including with respect to our liquidity and capital resources, our backlog, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits and the impact and outcome of audits and legal and administrative proceedings, claims, investigations, commitments and contingencies, as well as information regarding domestic and international defense spending and budgets. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the SEC. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

We depend on the U.S. Government for a substantial portion of our business and changes in government defense spending and priorities could have consequences on our financial position, results of operations and business.

In 2013, U.S. Government sales, excluding foreign military sales, accounted for approximately 72% of our total net sales. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the DoD, as well as a broad range of programs with the Intelligence Community and other departments and agencies. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, macroeconomic conditions, and the ability of the U.S. Government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling.

U.S. Government appropriations have and likely will continue to be affected by larger U.S. Government budgetary issues and related legislation. In 2011, the Congress enacted the Budget Control Act of 2011, as amended by the American

Taxpayer Relief Act of 2012 (BCA) and, pursuant to the terms of the BCA, a sequestration went into effect on March 1, 2013 resulting in a 7.8% reduction to the DoD budget for FY 2013, excluding funding for military personnel, and a total reduction of approximately $500 billion over the FY 2013–FY 2021 period. The Bipartisan Budget Act of 2013 amended the BCA and reduced the amount of the sequestration by a total of $63 billion for FY 2014 and FY 2015. The final FY 2014 DoD base budget (excluding funding for operations in Afghanistan) appropriation enacted into law in January 2014 is approximately $497 billion, which is similar to the level of funding for the DoD in FY 2013 after sequestration and FY 2015 is expected to be funded at a similar level. Under the current terms of the BCA as amended, future funding reductions would result in a total of approximately $300 billion in reduced DoD funding over the FY 2016–FY 2021 period. Unless Congress and the Administration agree to further amend or revoke the BCA, the DoD will be required to operate under the amended BCA funding levels for the foreseeable future. In addition, the U.S. Government has, on a number of occasions, been unable to complete its budget process before the end of its fiscal year (September 30), which resulted in it operating under a Continuing Resolution (CR) for extended periods, as well as a brief partial shutdown of the U.S. Government in October 2013.

As a result, future U.S. Government defense spending levels are difficult to predict. Significant changes in defense spending, changes in U.S. Government priorities, policies and requirements, could have a material adverse effect on our results of operations, financial condition or liquidity.

In addition, we are involved in programs that are classified by the U.S. Government, principally through our IIS and SAS business segments, which have security requirements that place limits on our ability to discuss our performance on these programs, including any risks, disputes and claims.

Our financial results largely are dependent on our ability to perform on our U.S. Government contracts, which are subject to uncertain levels of funding and timing, as well as termination.

Our financial results largely are dependent on our performance under our U.S. Government contracts. While we are involved in numerous programs and are party to thousands of U.S. Government contracts, the termination of one or more of such contracts, or the occurrence of delays, cost overruns and product failures in connection with one or more large contracts, could negatively impact our results of operations, financial condition or liquidity. Furthermore, we can give no assurance that we would be awarded new U.S. Government contracts to offset the revenues lost as a result of termination of any of our contracts.

The funding of U.S. Government programs is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The U.S. Government programs in which we participate also must compete with other programs and priorities for consideration and funding during the budget and appropriations process. See the discussion above for more information on the risks relating to changes in U.S. defense spending levels and priorities.

In addition, when a formal appropriation bill has not been signed into law before the end of the fiscal year, Congress may pass a CR that authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year, but typically does not authorize new spending initiatives during this period. If Congress fails to enact a CR, the U.S. Government may shutdown which likely would result in the closure of government offices and furlough of government workers and the lack of funds to pay its contractors for work performed. In addition, if the national debt reaches the statutory debt ceiling, the Congress must enact legislation to increase the statutory debt ceiling. If Congress fails to do so, then the U.S. Government may default on its debts, which would likely have a material adverse effect on the global financial markets. After operating under a CR at the end of 2013, final FY 2014 appropriations bills were enacted in January 2014. The national debt is expected to reach the statutory debt ceiling in the first half of 2014 unless legislation is enacted by Congress.

Until regular appropriation bills are passed, delays can occur in procurement of products and services due to lack of funding, and these delays can affect our results of operations, financial position or liquidity during the period of delay. Under certain circumstances, we may continue to perform under our U.S. Government contracts without funding and use our own funds in order to meet our customer's desired delivery dates or other requirements. Furthermore, if appropriations for one of our programs become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a negative impact on our future sales under such contract or subcontract.

In addition, U.S. Government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the U.S. Government's convenience or for default based on performance. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been accepted by the U.S. Government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

Our U.S. Government contracts also typically involve the development, application and manufacture of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies may be untested or unproven. In some instances, product requirements or specifications may be modified. As a result, we may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns and product failures, in connection with performing our U.S. Government contracts.

As a U.S. Government contractor, we are subject to extensive procurement rules and regulations and changes in such rules, regulations and business practice could negatively affect current programs and potential awards.

Government contractors must also comply with specific procurement regulations and other requirements including import and export, security, contract pricing and cost, contract termination and adjustment, audit and product integrity requirements. These requirements, although customary in U.S. Government contracts, impact our performance and compliance costs. In addition, current U.S. Government budgetary constraints have, and may continue to lead to changes in the procurement environment. For example, the DoD continues to focus on initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices such as changes in payment term preferences. If and to the extent additional changes occur as a result of these initiatives or otherwise, they could impact our results of operations, financial condition or liquidity, and could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

In addition, failure to comply with the procurement regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, cash withholds on contract payments, and the assessment of penalties and fines, which could negatively impact our results of operations, financial condition or liquidity. Our failure to comply with these regulations and requirements could also lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, U.S. Government security regulations, employment practices, protection of the environment, accuracy of records and the recording of costs, and foreign corruption. The termination of a U.S. Government contract as a result of any of these acts could have a negative impact on our results of operations, financial condition or liquidity and could have a negative impact on our reputation and ability to procure other U.S. Government contracts in the future.

Our international business is subject to geo-political and economic factors, regulatory requirements and other risks.

Our international business exposes us to geo-political and economic factors, regulatory requirements, increasing competition and other risks associated with doing business in foreign countries. These risks differ from and potentially may be greater than those associated with our domestic business. In 2013, our sales to customers outside the U.S. (including foreign military sales through the U.S. Government) accounted for 27% of our total net sales. Our exposure to such risks may increase if our international business continues to grow as we anticipate.

Our international business is sensitive to changes in the priorities and budgets of international customers, which may be driven by changes in threat environments, geo-political uncertainties, volatility in worldwide economic conditions, various regional and local economic and political factors, changes in U.S. foreign policy, and other risks and uncertainties. Our international sales are subject to U.S. laws, regulations and policies, including the ITAR, the FCPA, and other anti-corruption and export laws and regulations. We maintain strict policies and controls to comply with such laws and regulations and exercise close oversight of such compliance. However, any failure by us or others working on our behalf to comply with these laws and resolutions could result in criminal, civil or administrative penalties, including fines, suspension or debarment from government contracts or suspension of our ability to export our products. In addition, due to the nature of our products, we must first obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell our products outside of the U.S. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that certain sales will not be prevented or delayed. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations, financial condition or liquidity.
Our international sales are also subject to local government laws, regulations, and procurement policies and practices which may differ from U.S. Government regulations. These include regulations relating to import-export control, technology transfer, investments, exchange controls and repatriation of earnings. Furthermore, our international sales contracts may be subject to non-U.S. contract laws and regulations and include contractual terms that differ from those of similar contracts in the U.S. or terms that may be interpreted differently by foreign courts. These contracts may also be subject to termination at the customer's convenience or for default based on performance, and may be subject to funding risks. In addition, the timing of orders, customer negotiations, governmental approvals and notifications from our international customers can be less predictable than from our domestic customers, and this may lead to variations in international bookings and sales each year. We must also manage a certain degree of exposure to the risk of currency fluctuations.

Our international business faces substantial competition from both U.S. companies and foreign companies. In some instances, foreign companies may receive loans, marketing subsidies and other assistance from their governments which may not be available to U.S. Government contractors.

Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Offset obligations may, in certain countries, require the creation of a joint venture with a local company, which must control the venture. This may result in our being liable for violations of law for actions taken by these entities such as laws related to anti-corruption, import and export, or local laws which may differ from U.S. laws and requirements. Such offset obligations are generally multi-year arrangements and may provide for penalties in the event we fail to perform in accordance with the offset requirements, which are typically subjective. We also are exposed to risks associated with using third party foreign representatives and consultants for international sales and operations, and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience financial penalties, award and funding delays on international programs and could incur losses on such programs which could negatively impact our results of operations, financial condition or liquidity.

Competition within our markets may reduce our revenues and market share.

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We anticipate increasing competition in our core markets as a result of continued defense industry consolidation, including cross-border consolidation of competition, which has enabled companies to enhance their competitive position and ability to compete against us. We are also facing heightened competition in our domestic and international markets from foreign and multinational firms. In addition, as discussed in more detail above, increased pressure to limit U.S. defense spending and changes in the U.S. Government procurement environment may limit certain future market opportunities. For example, the DoD increasingly is awarding contracts through competitive bidding and relying on competitive contract award types. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our results of operations, financial condition or liquidity. In addition, due to the current competitive environment, we continue to see an increase in bid protests from unsuccessful bidders on new program awards. Generally, a bid protest will delay the start of contract activities, delay earnings, and could result in the award decision being overturned, requiring a re-bid of the contract.

Our future success depends on our ability to develop new offerings and technologies for our current and future markets.

To achieve our business strategies and continue to grow our revenues and operating profit, we must successfully develop new offerings and technologies or adapt or modify our existing offerings and technologies for our current core defense markets and our future markets, including new growth and emerging markets. Accordingly, our future performance depends on a number of factors, including our ability to:

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

We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new offerings and technologies or to adapt or modify our existing offerings and technologies, including through internal research and development, acquisitions and joint ventures or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new markets. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our offerings will develop or continue to expand or that we will be successful in newly identified markets as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products.

Additionally, the possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. If we fail in our new product development efforts or our products or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations and financial condition.

We enter into fixed-price and other contracts which could subject us to losses in the event that we experience cost growth that cannot be billed to customers.

Generally, our customer contracts are either fixed-priced or cost reimbursable contracts. Under fixed-priced contracts, which represent approximately 60% of our backlog, we receive a fixed price irrespective of the actual costs we incur and, consequently, we carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.

Our business could be adversely affected by a negative audit or investigatory finding by the U.S. Government.

As a government contractor, we are subject to audits and investigations by U.S. Government agencies including the DCAA, the DCMA, the Inspector General of the DoD and other departments and agencies, the Government Accountability Office, the Department of Justice (DoJ) and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether a contractor’s operations are being conducted in accordance with applicable requirements. The DCAA and DCMA also review the adequacy of and a contractor's compliance with its internal control systems and policies, including the contractor's accounting, purchasing, property, estimating, earned value management and material management accounting systems. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government. In addition, the DoJ has, from time to time, convened grand juries to investigate possible irregularities by us. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

We depend on component availability, subcontractor performance and our key suppliers to manufacture and deliver our products and services.

We are dependent upon the delivery by suppliers of materials and the assembly by subcontractors of major components and subsystems used in our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. Some products require relatively scarce raw materials. We also are subject to specific procurement requirements that may, in effect, limit the suppliers and subcontractors we may utilize, including requirements for genuine original equipment manufacturer parts.

In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs or becomes insolvent, we may not have readily available alternatives. While we enter into long-term or volume purchase agreements with certain suppliers and take other actions, such as accelerating supplier payments commensurate with value delivered, to ensure financial viability and the availability of needed materials, components and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. In addition, some of our suppliers or subcontractors, especially smaller entities, may continue to be impacted by global economic conditions, which could impair their ability to meet their obligations to us. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations, financial condition or liquidity. In addition, we must comply with other procurement requirements, including restrictions on the use of certain chemicals in the European Union and conducting diligence and providing disclosure regarding the use of certain minerals, known as conflict minerals, which may impact our procurement practices and increase our costs.

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

For a complete discussion regarding how our financial statements can be affected by contract accounting policies, see “Critical Accounting Estimates” beginning on page 34 within Item 7 of this Form 10-K.

Significant changes in key estimates and assumptions, such as discount rates and assumed long-term return on assets (ROA), as well as our actual investment returns on our pension plan assets, and other actuarial factors could affect our earnings, equity and pension contributions in future periods.

We must determine our pension and other postretirement benefit plans' expense or income which involves significant judgment, particularly with respect to our discount rate, long-term ROA and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative, and/or demographic experience or circumstances, our pension and other postretirement benefit plans' expense and funded status, and our cash contributions to such plans could negatively change which would negatively impact our results of operations. In addition, differences between our actual investment returns and our long-term ROA assumption would result in a change to our pension and other postretirement benefit plans' expense and funded status and our required contributions to the plans. They may also be impacted by changes in regulatory, accounting and other requirements applicable to pensions.

For a complete discussion regarding how our financial statements can be affected by pension and other postretirement benefit plan accounting policies, see “Critical Accounting Estimates” beginning on page 34 within Item 7 of this Form 10-K.

We have made, and expect to continue to make, strategic acquisitions and investments, and these activities involve risks and uncertainties.

In pursuing our business strategies, we continually review, evaluate and consider potential investments and acquisitions. We undertake to identify acquisition or investment opportunities that will complement our existing products and services or customer base, as well as expand our offerings and market reach. In evaluating such transactions, we are required to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, acquisitions and investments involve certain other risks and uncertainties, including the difficulty in integrating newly-acquired businesses, the challenges in achieving strategic objectives and other benefits expected from acquisitions or investments, the diversion of our attention and resources from our operations and other initiatives, the potential impairment of acquired assets and liabilities, the performance of underlying products, capabilities or technologies and the potential loss of key employees and customers of the acquired businesses.

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

Goodwill and other intangible assets represent a significant portion of our assets and any impairment of these assets could negatively impact our results of operations and financial condition.

At December 31, 2013, we had goodwill and other intangible assets of approximately $13.3 billion, net of accumulated amortization, which represented approximately 51% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues which adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

For a complete discussion regarding how our financial statements can be affected by goodwill accounting policies, see “Critical Accounting Estimates” beginning on page 34 within Item 7 of this Form 10-K.

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

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition or results of operations.

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

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers, the development of additional management personnel and the hiring of new qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. In addition, certain personnel may be required to receive security clearance and substantial training in order to work on certain programs or perform certain tasks. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could seriously harm our business.

Some of our workforce is represented by labor unions so our business could be harmed in the event of a prolonged work stoppage.

Approximately 5,000 of our employees are unionized, which represents approximately 8% of our employee-base at December 31, 2013. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own many U.S. and foreign patents and patent applications, and have rights in unpatented know-how, data, software, trademarks and copyrights. The U.S. Government has licenses under certain of our patents and certain other intellectual property that are developed or used in performance of government contracts, and it may use or authorize others, including our competitors, to use such patents and intellectual property for government and other purposes. The U.S. Government may challenge the sufficiency of intellectual property rights we have granted in U.S. Government contracts and attempt to obtain greater rights. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and invention assignment agreements with our employees and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and prevent disclosure of our proprietary information. These measures may not suffice to deter misappropriation or third party development of similar technologies. Moreover, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the remedies available under U.S. law.

Our operations expose us to the risk of material environmental liabilities.

We use hazardous substances and generate hazardous wastes in our manufacturing operations. As a result, we are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures. For example, we are investigating and remediating contamination related to past practices at a number of properties and, in some cases, have been named as a defendant in related “toxic tort” claims for costs of cleanup and property damages.

We are also subject to laws and regulations that: (i) impose requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes; (ii) restrict air and water emissions from our operations (including U.S. Government-owned facilities we manage); and (iii) require maintenance of a safe workplace. These laws and regulations can impose substantial fines and criminal sanctions for violations, and may require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases.

If we were convicted of a criminal violation of certain U.S. federal environmental statutes, including the Federal Clean Air Act and the Clean Water Act, the facility or facilities involved in the violation would be placed by the EPA on the “Excluded Parties List” maintained by the Government Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract awarded during any period of listing by the EPA.

We incur, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, changes in the interpretation and enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new clean-up standards could require us to incur costs in the future that would have a negative effect on our financial condition, results of operations or liquidity.

We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance.

A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services, including missile systems, command and control systems, border security systems, and air traffic management systems. In some, but not all, circumstances, we may be entitled to indemnification from our customers, either through contractual provisions, qualification of our products and services by the DHS under the SAFETY Act provisions of the Homeland Security Act of 2002, or otherwise. The amount of our insurance coverage we maintain or indemnification to which we may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance or indemnification coverage to protect against all operational risks and liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would negatively impact our results of operations, financial condition or liquidity.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, we are regularly under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in the geographic mix of our sales could impact our tax liabilities and affect our income tax expense and profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We and our subsidiaries operate in a number of plants, laboratories, warehouses and office facilities in the U.S. and abroad.

As of December 31, 2013 we owned, leased and/or utilized (through operating agreements) approximately 28.5 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 94% of which was located in the U.S., compared to approximately 29.4 million square feet at December 31, 2012. Of the 2013 total, approximately 49% was owned (or held under a long-term ground lease with ownership of the improvements), approximately 46% was leased, and approximately 5% was made available under facilities contracts for use in the performance of U.S. Government contracts. In addition to the 28.5 million square feet of floor space described above, approximately 334,000 square feet of space was leased or subleased by us to unrelated third parties.

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

As of December 31, 2013, our business segments had major operations at the following locations:

–
Integrated Defense Systems—Huntsville, AL; Fullerton, CA; San Diego, CA; Andover, MA; Billerica, MA; Marlboro, MA; Sudbury, MA; Tewksbury, MA; Woburn, MA; Maple Lawn, MD; Portsmouth, RI; Keyport, WA; Waterloo, Canada and Kiel, Germany.

–
Intelligence, Information and Services—Chula Vista, CA; Aurora, CO; Orlando, FL; Indianapolis, IN; Burlington, MA; Riverdale, MD; Troy, MI; Omaha, NE; State College, PA; Garland, TX; Dulles, VA; Norfolk, VA and Springfield, VA.

–
Missile Systems—Huntsville, AL; East Camden, AR; Tucson, AZ; Rancho Cucamonga, CA; Louisville, KY; Albuquerque, NM; Farmington, NM; Dallas, TX; Richardson, TX; Midland, Canada; Harlow, United Kingdom; Glenrothes, Scotland and Malaga, Spain.

–	Space and Airborne Systems—El Segundo, CA; Goleta, CA; Sunnyvale, CA; Largo, FL; Fort Wayne, IN; Cambridge, MA; Forest, MS; Dallas, TX and McKinney TX.

–	Corporate and Other—Billerica, MA; Waltham, MA; Garland, TX; Greenville, TX; Plano, TX; Arlington, VA and Dulles, VA.

A summary of the space owned, leased and/or utilized by us as of December 31, 2013, by business segment is as follows:

	Leased	Owned(1)	Government Owned(2)	Total(3)
Integrated Defense Systems	1,683,528	4,557,262	109,566	6,350,356
Intelligence, Information and Services	4,620,127	1,040,604	207,856	5,868,587
Missile Systems	2,795,839	2,441,537	1,217,607	6,454,983
Space and Airborne Systems	3,365,390	5,438,354	—	8,803,744
Corporate and Other(4)	526,785	459,454	265	986,504
Totals	12,991,669	13,937,211	1,535,294	28,464,174

(1)	Ownership may include either fee ownership of land and improvements or a long term ground lease with ownership of improvements.

(2)	“Government Owned” means space owned by the U.S. or a foreign government utilized by us pursuant to an operating agreement with the U.S. or a foreign government (GOCO).

(3)
Includes approximately 576,000 square feet of vacant space, but excludes approximately 334,000 square feet of space leased or subleased to unrelated third parties. For 2012, we excluded approximately 776,000 square feet of vacant space and included approximately 417,000 square feet of space leased or subleased to unrelated third parties. Applying the methodology utilized in 2013, at December 31, 2012, we owned, leased and/or utilized (through operating agreements) approximately 29.4 million square feet of floor space.

(4)	Includes business development, discontinued operations and Raytheon International, Inc.

ITEM 3. LEGAL PROCEEDINGS

We primarily engage in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which the U.S. Government funds. As a U.S. government contractor, we are subject to many levels of audit and investigation by the U.S. Government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the DCAA, the DCMA, the Inspector General of the DoD and other departments and agencies, the Government Accountability Office, the DoJ and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DoJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the FCPA and ITAR) may also be investigated or audited. Other than as specifically disclosed in this Form 10-K, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

On August 18, 2010, the U.K. Border Agency (UKBA) initiated arbitration proceedings in the London Court of International Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters, and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. In March 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. At RSL's request, the Arbitration Tribunal (Tribunal) initially issued an interim order restraining the drawdown but, following a hearing on the issue, lifted the restraint and concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. To date, the UKBA has submitted total net claims in the arbitration of approximately £302 million (approximately $500 million based on foreign exchange rates as of December 31, 2013) for damages, clawback of previous payments, and interest, and inclusion of a credit for capability delivered by RSL. RSL has submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $827 million based on foreign exchange rates as of December 31, 2013) against the UKBA for the collection of receivables, damages and interest. Arbitration hearings commenced in late 2012 and were completed in 2013. We expect a decision in the first half of 2014.

RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination, and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity.
Additional information regarding arbitration with the UKBA is contained in “Commitments and Contingencies” within Item 7 and “Note 10: Commitments and Contingencies” within Item 8 of this Form 10-K.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect these proceedings to result in any additional liability that would materially affect our financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below. Each executive officer was elected by our Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Daniel J. Crowley
Mr. Crowley has served as President of the Integrated Defense Systems (IDS) business unit since April 2013 and Vice President of Raytheon Company since December 2010. From November 2010 to April 2013, he was President of the former Network Centric Systems (NCS) business unit. Prior to joining Raytheon, Mr. Crowley spent 27 years in various management positions of increasing responsibility at Lockheed Martin Corporation, a global security and information technology company. From June 2010 to November 2010, Mr. Crowley served as chief operating officer of Lockheed Martin Corporation’s Aeronautics business unit and from May 2005 to June 2010, he served as executive vice president and general manager of the F-35 Joint Strike Fighter program. Age 51.

Lynn A. Dugle
Ms. Dugle has served as Vice President of Raytheon Company and President of the Intelligence, Information and Services (IIS) business unit since April 2013. From January 2009 to April 2013, she was Vice President and President of the former Intelligence and Information Systems business unit. From June 2008 to December 2008, she was Vice President and Deputy General Manager of the former Intelligence and Information Systems business unit. From April 2004 to June 2008, she served as Vice President, Engineering, Technology and Quality for the former NCS business unit. Prior to rejoining Raytheon in April 2004, Ms. Dugle held a wide range of officer-level positions with ADC Communications, Inc., a global provider of network infrastructure products and services. Age 54.

Richard A. Goglia
Mr. Goglia has served as Vice President and Treasurer since January 1999. From August 2006 to May 2009, Mr. Goglia also served as Vice President—Corporate Development. Prior to joining Raytheon in March 1997, Mr. Goglia spent 16 years in various financial and management positions at General Electric Company, a diversified technology, media and financial services company, and General Electric Capital Corporation where his last position was Senior Vice President—Corporate Finance. Age 62.

Thomas A. Kennedy
Dr. Kennedy has served as Executive Vice President of Raytheon Company and Chief Operating Officer since April 2013. On January 15, 2014, the Company announced that its Board of Directors elected Dr. Kennedy to serve as the Chief Executive Officer of the Company, effective March 31, 2014 and as a Director, effective January 15, 2014. From June 2010 to March 2013, he served as Vice President and President of the Integrated Defense Systems (IDS) business unit. From July 2007 to June 2010, he was Vice President of the Tactical Airborne Systems product line within the Space and Airborne Systems (SAS) business unit, and from May 2003 to July 2007 was Vice President of the Mission System Integration product line within the SAS business unit. Dr. Kennedy joined Raytheon in 1983 and has held positions of increasing responsibility as a new business leader and program manager for several radar and electronic warfare systems development programs. Age 58.

Taylor W. Lawrence
Dr. Lawrence has served as Vice President of Raytheon Company and President of the Missiles Systems (MS) business unit since July 2008. Dr. Lawrence joined Raytheon in April 2006 and until July 2008, he served as Vice President, Engineering, Technology and Mission Assurance. From August 2001 to April 2006, Dr. Lawrence was sector vice president and general manager, C4ISR & Space Sensors Division for Northrop Grumman Electronic Systems. From March 1999 to August 2001, Dr. Lawrence was vice president, Products and Technology for Northrop Grumman’s Systems Development & Technology Division. Before joining Northrop Grumman, Dr. Lawrence served as the staff director for the Select Committee on Intelligence for the U.S. Senate and, previously, as deputy director, Information Systems Office of the Defense Advanced Research Projects Agency. Age 50.

Keith J. Peden
Mr. Peden has served as Senior Vice President—Human Resources since March 2001. From November 1997 to March 2001, Mr. Peden was Vice President and Deputy Director—Human Resources. From April 1993 to November 1997, Mr. Peden was Corporate Director of Benefits and Compensation. Age 63.

Rebecca R. Rhoads
Ms. Rhoads has served as Vice President of Raytheon Company and President of Global Business Services (GBS) since December 2013. From April 2001 to December 2013, she was a Vice President and the Chief Information Officer for Raytheon Company. From 1999 to April 2001, she was the Vice President of Information Technology for Raytheon’s former Electronics Systems business. Ms. Rhoads began her career with General Dynamics as an electrical engineer in 1979, and worked in Engineering and Operations holding various assignments of increasing responsibility at General Dynamics, Hughes and Raytheon. Age 56.

Jay B. Stephens
Mr. Stephens has served as Senior Vice President and General Counsel since October 2002. In December 2006, he also was elected as Secretary of the Company. From January 2002 to October 2002, Mr. Stephens served as Associate Attorney General of the United States. From 1997 to 2002, Mr. Stephens was Corporate Vice President and Deputy General Counsel for Honeywell International, Inc. (formerly AlliedSignal, Inc.). From 1993 to 1997, he was a partner in the Washington office of the law firm of Pillsbury, Madison & Sutro (now Pillsbury Winthrop Shaw Pittman LLP). Mr. Stephens served as United States Attorney for the District of Columbia from 1988 to 1993. From 1986 to 1988, he served in the White House as Deputy Counsel to the President. Mr. Stephens currently serves on the Board of the New England Legal Foundation, the Atlantic Legal Foundation, and the National Association of Former United States Attorneys. Age 67.

William H. Swanson
Mr. Swanson has served as Chairman since January 2004 and as Chief Executive Officer since July 2003. On January 15, 2014, the Company announced that Mr. Swanson will step down as Chief Executive Officer on March 31, 2014. After March 31, 2014, Mr. Swanson will continue to serve as Chairman of the Board of Directors while the Company completes the transition to the new Chief Executive Officer. Mr. Swanson joined Raytheon in 1972 and has held increasingly responsible management positions, including: President from July 2002 to May 2004; Executive Vice President of Raytheon Company and President of Raytheon’s Electronic Systems business unit from January 2000 to July 2002; Executive Vice President of Raytheon Company and Chairman and CEO of Raytheon Systems Company from January 1998 to January 2000; Executive Vice President of Raytheon Company and General Manager of Raytheon’s Electronic Systems business unit from March 1995 to January 1998; and Senior Vice President and General Manager of the Missile Systems division from August 1990 to March 1995. Mr. Swanson has served on the Board of Directors of NextEra Energy, Inc., a leading clean energy company, since October 2009. Age 65.

David C. Wajsgras
Mr. Wajsgras has served as Senior Vice President and Chief Financial Officer since March 2006. From August 2005 to March 2006, Mr. Wajsgras served as Executive Vice President and Chief Financial Officer of Lear Corporation, an automotive interior systems and components supplier. From January 2002 to August 2005, he served as Senior Vice President and Chief Financial Officer of Lear. Mr. Wajsgras joined Lear in September 1999 as Vice President and Controller. Age 54.

Michael J. Wood
Mr. Wood has served as Vice President, Controller and Chief Accounting Officer since October 2006. Prior to joining Raytheon, Mr. Wood held positions of increasing responsibility over a 16-year career at KPMG LLP, an accounting firm, including most recently as an Audit Partner serving various aerospace and defense clients. Age 45.

Richard R. Yuse
Mr. Yuse has served as Vice President of Raytheon Company and President of the Space and Airborne Systems (SAS) business unit since March 2010. From May 2007 to March 2010, he was President of the former Technical Services (TS) business unit. From March 2007 to May 2007, Mr. Yuse was Vice President and Deputy General Manager of the former TS business unit, and from January 2006 to March 2007, he served as Vice President of the Integrated Air Defense product line of the IDS business unit. Mr. Yuse joined Raytheon in 1976 and has held positions of increasing responsibility on a variety of programs ranging from system architecture and design to flight test director and program manager. Age 62.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At February 10, 2014, there were 27,539 record holders of our common stock. Our common stock is traded on the New York Stock Exchange under the symbol “RTN”. For information concerning stock prices and dividends paid during the past two years, see "Note 16: Quarterly Operating Results (Unaudited)" within Item 8 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our equity compensation plans that authorize the issuance of shares of our common stock. This information is provided as of December 31, 2013.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(B) Weighted average exercise price of outstanding options, warrants and rights(2)	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	2,949,567	$33.55	7,264,705
Equity compensation plans not approved by stockholders	—	—	—
Total	2,949,567	$33.55	7,264,705

(1)
This amount includes 2,716,757 shares, which is the aggregate of the actual number of shares issued pursuant to the 2011 Long-Term Performance Plan (LTPP) awards and the maximum number of shares that may be issued upon settlement of outstanding 2012 and 2013 LTPP awards, including estimated dividend equivalent amounts. The shares to be issued pursuant to the 2011, 2012 and 2013 LTPP awards will be issued under the Raytheon 2010 Stock Plan (2010 Stock Plan). The material terms of the 2011, 2012 and 2013 LTPP awards are described in more detail in "Note 12: Stock-based Compensation Plans" within Item 8 of this Form 10-K. These awards, which are granted as restricted stock units, may be settled in cash or in stock at the discretion of the Management Development and Compensation Committee.

This amount also includes 180,413 shares that may be issued upon settlement of restricted stock units, generally issued to non-U.S. employees. The shares to be issued in settlement of the restricted stock units will be issued under the 2010 Stock Plan. The awards of restricted stock units generally vest one-third per year on the second, third and fourth anniversaries of the date of grant.

This amount also includes 7,502 shares issuable upon exercise of stock options granted under the Raytheon Company 2001 Stock Plan.

This amount also includes 44,895 shares issuable upon exercise of stock options granted under the Raytheon Company 1995 Stock Option Plan (1995 Stock Option Plan). The 1995 Stock Option Plan expired in March 2005 and no additional options may be granted pursuant to that plan.

(2)
Since restricted stock unit awards do not have an exercise price, the weighted average exercise price does not take into account the 2011, 2012 and 2013 LTPP awards and restricted stock units generally granted to non-U.S. employees.

Stock Performance Graph
The following chart compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2008 to the Standard & Poor’s (S&P) 500 Stock Index and the S&P Aerospace & Defense Index.

Total Return To Stockholders
(Includes reinvestment of dividends)

	Annual Return Percentage Years Ending
Company / Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Raytheon Common Stock	3.62	(8.00)	9.14	23.29	62.33
S&P 500 Index	26.46	15.06	2.11	16.00	32.39
S&P Aerospace & Defense Index	24.64	15.11	5.28	14.56	54.92

	Indexed Returns Years Ending
Company / Index	Base Period 12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Raytheon Common Stock	100	103.62	95.33	104.05	128.28	208.23
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P Aerospace & Defense Index	100	124.64	143.47	151.04	173.04	268.07

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in Billions) of Shares that May Yet Be Purchased Under the Plans (2)
October (September 30, 2013–October 27, 2013)	668	$76.08	—	$0.7
November (October 28, 2013–November 24, 2013)	2,617,178	84.25	2,614,800	2.4
December (November 25, 2013–December 31, 2013)	2,070,028	87.16	2,062,330	2.3
Total	4,687,874	$85.53	4,677,130

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the fourth quarter of 2013 includes the surrender by employees of 10,744 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. Additionally, in November 2013, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. Stock repurchases will take place from time to time at management’s discretion depending on market conditions.

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

FIVE-YEAR STATISTICAL SUMMARY

(In millions, except per share amounts and total employees)	2013	2012	2011	2010	2009
Results of Operations
Total net sales	$23,706	$24,414	$24,791	$25,150	$24,843
Operating income	2,938	2,989	2,830	2,613	3,055
Interest expense, net	198	192	158	114	115
Income from continuing operations	1,949	1,901	1,878	1,844	1,981
Income (loss) from discontinued operations, net of tax	64	(1)	18	35	(5)
Net income	2,013	1,900	1,896	1,879	1,976
Net income attributable to Raytheon Company	1,996	1,888	1,866	1,840	1,935
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$5.96	$5.65	$5.22	$4.79	$4.91
Diluted earnings per share attributable to Raytheon Company common stockholders	$6.16	$5.65	$5.28	$4.88	$4.89
Average diluted shares outstanding	324.2	334.2	353.6	377.0	395.7
Financial Position at Year-End
Cash and cash equivalents	$3,296	$3,188	$4,000	$3,638	$2,642
Short-term investments	1,001	856	—	—	—
Total current assets	9,816	9,246	9,309	8,822	7,868
Property, plant and equipment, net	1,937	1,986	2,006	2,003	2,001
Total assets	25,967	26,686	25,854	24,422	23,607
Total current liabilities	5,810	5,902	6,130	5,960	5,523
Long-term liabilities (excluding debt)	4,226	7,863	6,779	4,962	5,816
Long-term debt	4,734	4,731	4,605	3,610	2,329
Total equity	11,197	8,190	8,340	9,890	9,939
Cash Flow and Other Information
Net cash provided by (used in) operating activities from continuing operations	$2,382	$1,951	$2,102	$1,892	$2,699
Net cash provided by (used in) investing activities from continuing operations	(473)	(1,523)	(1,083)	(535)	(693)
Net cash provided by (used in) financing activities	(1,797)	(1,246)	(694)	(411)	(1,650)
Bookings	22,132	26,504	26,555	24,449	25,058
Total backlog	33,685	36,181	35,312	34,551	36,877
Dividends declared per share	$2.20	$2.00	$1.72	$1.50	$1.24
Total employees from continuing operations	63,000	67,800	71,000	72,400	75,100

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Introduction
Raytheon Company develops technologically advanced, integrated products, services and solutions in four core defense markets: sensing; effects; command, control, communications and intelligence (C3I); and mission support, as well as other important markets, such as cyber and information security. We serve both domestic and international customers, as both a prime contractor and subcontractor on a broad portfolio of defense and related programs primarily for government customers.

In April 2013 we consolidated our business from six to four business segments. Those operating business segments are: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); and Space and Airborne Systems (SAS). For a more detailed description of our segments, see “Business Segments” within Item 1 of this Form 10-K.

In this section, we discuss our industry and how certain factors may affect our business, key elements of our strategy, and how our financial performance is assessed and measured by management. Next, we discuss our critical accounting estimates, which are those estimates that are most important to both the reporting of our financial condition and results of operations and require management's subjective judgment. We then review our results of operations for 2013, 2012 and 2011, beginning with an overview of our total company results, followed by a more detailed review of those results by business segment. We also review our financial condition and liquidity including our capital structure and resources, off-balance sheet arrangements, commitments and contingencies, as well as changes in accounting standards.

Industry Considerations

Domestic Considerations
Faced with significant budget pressures, in recent years, the U.S. Government has implemented reductions in government spending, including reductions in appropriations for the U.S. Department of Defense (DoD) and other federal agencies, pursuant to the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012 (BCA). The BCA reduced the DoD’s base budget (excluding funding for operations in Afghanistan) by $487 billion over the ten-year period from fiscal year (FY) 2012–FY 2021 relative to the long-range defense plans that accompanied the FY 2012 budget request.

The BCA also required Congress to enact legislation by January 15, 2012 that would result in deficit reduction of at least $1.2 trillion, which was not accomplished. Pursuant to the terms of the BCA, a sequestration went into effect on March 1, 2013 resulting in a 7.8% reduction to the DoD budget for FY 2013, excluding funding for military personnel, and a total reduction of approximately $500 billion over the FY 2013–FY 2021 period.

On December 26, 2013, the President signed into law the Bipartisan Budget Act of 2013, which amended the BCA and reduced the amount of the sequestration by a total of $63 billion for FY 2014 and FY 2015. As a result, funding for national security programs, including the DoD, will be cut by $32.3 billion in FY 2014 rather than by $54.7 billion ($22.4 billion in sequestration relief), and by $45.4 billion in FY 2015 rather than $54.7 billion ($9.3 billion in sequestration relief). The final FY 2014 DoD base budget (excluding funding for operations in Afghanistan) appropriation enacted into law in January 2014 is approximately $497 billion, which is similar to the level of funding for the DoD in FY 2013 after sequestration. FY 2015 is expected to be funded at a similar level. Looking forward, under current law, it appears funding for the DoD will remain flat through FY 2016 and modestly increase thereafter.

While the impacts of the BCA will be partially mitigated in the near term by the Bipartisan Budget Act of 2013, the remaining contemplated reductions under the BCA are still substantial and will impact DoD funding levels through 2021. In addition, the manner in which the DoD funding reductions will be implemented remains uncertain. As a result, the specific impact of future reductions required by the BCA, if any, as well as any other potential actions on U.S. Government spending and future DoD budgets on our programs are unknown at this time, and we are unable to specifically predict the effect any of the foregoing would have on our future financial performance and outlook. The impact of sequestration on our 2013 total net sales was less than the FY 2013 7.8% reduction noted above due to our international business, our position relative to critical DoD priorities and mission areas, and the anticipated length of time that it will take for sequestration reductions to impact future contracts. However, in the event that reduced BCA funding levels continue, or if other actions are taken to significantly reduce the DoD budget, it is possible that such reductions and related cancellations or delays affecting our existing contracts or programs could have a significant impact on the operating results of our business.

U.S. Government appropriations have and likely will continue to be affected by larger U.S. Government budgetary issues and related legislation. For example, the U.S. Government has not been able to pass any appropriations bills before the end of its fiscal year (September 30) in any of the past five years and has enacted defense appropriations bills prior to the end of its fiscal year only five times since FY 2001. When a formal appropriation bill has not been signed into law before the end of the fiscal year, Congress may pass a Continuing Resolution (CR) that authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year, but typically does not authorize new spending initiatives during this period. If Congress fails to enact a CR, the U.S. Government may shutdown, which likely would result in the closure of government offices and furlough of government workers, as well as impact the availability of funds to pay its contractors for work performed. In addition, if the national debt reaches the statutory debt ceiling, the Congress must enact legislation to increase the statutory debt ceiling. If the Congress fails to do so, then the U.S. Government may default on its debts, which would likely have a material adverse effect on the global financial markets. After operating under a CR at the end of 2013, final FY 2014 appropriations bills were enacted in January 2014. The national debt is expected to reach the statutory debt ceiling in the first half of 2014 unless legislation is enacted by Congress.

With respect to U.S. defense priorities, the DoD conducted a Strategic Choices and Management Review (SCMR) in 2013 to provide its leadership with various options to meet the DoD’s strategic objectives in light of sequestration and the budgetary uncertainty the DoD faces. As a result of the SCMR, the DoD reiterated its commitment to the strategic guidance issued in January 2012 regarding its priorities through 2019 and possibly beyond. The 2012 DoD guidance identified the primary missions of the U.S. armed forces and the capabilities expected to be critical to future success, including intelligence, surveillance and reconnaissance (ISR), missile defense, electronic warfare, unmanned systems, special operations forces, interoperability with allied forces and cybersecurity. The SCMR acknowledged that under decreased spending levels due to sequestration, the DoD would not meet all of its strategic objectives, but did not identify the impacted specific objectives nor the extent to which they would not be met.

U.S. Government sales, excluding foreign military sales, accounted for 72% of our total net sales in 2013. Our principal U.S. Government customer is the DoD. Given the current budget environment, including the elements noted above, future domestic defense spending levels are difficult to predict and may continue to decline over the next several years. A number of additional factors potentially impacting the DoD budget include the following:

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

Although the uncertainty of funding changes that may result from the BCA, among other factors, makes predicting the DoD budget difficult, we expect the DoD to continue to prioritize and protect the key capabilities required to execute its strategy, including ISR, cybersecurity, missile defense, electronic warfare, unmanned systems, special operations forces and interoperability with allied forces. We believe those priorities are well aligned with our product offerings, technologies, services and capabilities.

With respect to other domestic customers beyond the DoD, we have contracts with a wide range of U.S. Government agencies, including the Department of Justice (DoJ), the Department of State, the Department of Energy, the Intelligence Community, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA), the Department of Homeland Security (DHS) and the National Science Foundation (NSF). Similar to the budget environment for the DoD, we expect the Administration to take the spending limits imposed by the BCA into account when determining spending priorities for these agencies. Our relationship with these agencies generally is determined more by specific program requirements than by a direct correlation to the overall funding levels for these agencies; however, further changes in government spending priorities may adversely impact these specific programs. We also have contracts with various state and local government agencies that also are subject to budget constraints and conflicts in spending priorities.

We currently are involved in over 15,000 contracts, with no single contract accounting for more than 5% of our total net sales in 2013. Although we believe our diverse portfolio of programs and capabilities is well suited to a changing defense environment, we face numerous challenges and risks, as discussed above. For more information on the risks and uncertainties that could impact the U.S. Government's demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

International Considerations
In 2013, our sales to customers outside of the U.S. accounted for 27% of our total net sales (including foreign military sales through the U.S. Government). Internationally, the growing threat of additional terrorist activity, cyber threats, emerging nuclear states, long-range missiles and conventional military threats have led to an increase in demand for defense systems and services and other security solutions. In North Asia, both short- and long-term regional security concerns are increasing demand for air and missile defense, air/naval modernization, maritime security, and air traffic management. In the Middle East, threats from state and non-state actors are increasing demand for air and missile defense, air/land/naval force modernization, precision engagement, maritime security, border security, and cybersecurity solutions. In South and Central Americas, economic growth in certain developing countries is being accompanied by an increase in defense spending. While this region has traditionally been a smaller market for U.S.-based suppliers, it is likely to see above average growth rates in the future. In Europe, nations continue to manage downward pressure on defense spending as their governments grapple with regional economic challenges and reprioritize accordingly. Although these global economic challenges may continue to restrain and even shrink the defense budgets of certain European nations, requirements for advanced air and missile defense capabilities continue to exist in the European market. Overall, we believe many international defense budgets have the potential to grow and to do so at a faster rate than the U.S. defense budget.

International customers have and are expected to continue to adopt defense modernization initiatives similar to the DoD. We believe this trend will continue as many international customers are facing threat environments similar to that of the U.S. and they are looking for advanced weapons and sensor systems. Alliance members also wish to assure their forces and systems will be interoperable with U.S. and North Atlantic Treaty Organization (NATO) forces. However, international demand is sensitive to changes in the priorities and budgets of international customers and geo-political uncertainties, which may be driven by changes in threat environments, volatility in worldwide economic conditions, regional and local economic and political factors, U.S. foreign policy and other risks and uncertainties. For more information on the risks and uncertainties that could impact international demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

Our Strategy and Opportunities
The following are the broad elements of our strategy:

–
Focus on Technology, Innovation and Mission Assurance for existing and evolving customer mission needs. Sustain and grow our position in our core markets: sensing, effects, C3I, mission support and cyber;

–	Leverage our domain knowledge in air, land, sea, space and cyber for all markets;

–	Extend core capabilities to relevant new markets and customers;

–	Expand global business by building on our relationships and deep market expertise, particularly cyber;

–	Build upon our Customer Focused mindset, further strengthening our company based on performance, relationships and solutions;

–	Deliver innovative supply chain solutions to accelerate growth, create competitive advantage and bring value to our global customers; and

–	Use our technology and competitive strengths to expand our footprint in radar and electronic warfare solutions.

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

Effects—Effects achieve specific military actions or outcomes, from small-unit force protection to theater/national missile defense. The missions may be achieved by kinetic means, electronic warfare, directed energy or information operations. Our Effects capabilities include advanced airframes, guidance and navigation systems, multiple sensor seekers, targeting, net-enabled systems, multi-dimensional effects, directed energy and cyber systems.

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

Cyber—We continue to enhance our capabilities in the cyber market as well as leverage the capabilities of the thirteen cyber acquisitions made since 2007. We are focused on providing cyber capabilities to the Intelligence, DoD, DHS markets as well as embedding information assurance capabilities in our products and our IT infrastructure. In 2013, we acquired Visual Analytics Incorporated, which provides innovative software solutions for accessing, sharing, analyzing, and reporting on data across any domain in a secure and scalable manner.

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

International Growth
Because of the breadth of our offerings, our systems integration capability, the value of our solutions and our strong legacy in the international marketplace, we believe that we are well positioned to continue to grow our international business. As discussed under “International Considerations,” we believe demand continues to grow for solutions in air and missile defense, air traffic management, precision engagement, naval systems integration and ISR. In addition, as coalition forces increasingly integrate military operations worldwide, we believe that our capabilities in network-enabled operations will continue to be a key discriminator in these markets. Although we believe our international business is well positioned to continue to grow, we recognize that we face substantial competition from both U.S. companies and other competitors in international markets.

(In millions)	2013	2012	2011
International sales(1)	$6,446	$6,232	$6,139
International bookings	6,604	5,979	7,692

(1)	Includes foreign military sales through the U.S. Government.

Focus on the Customer and Execution
Our customer focus continues to be a critical part of our strategy-underpinned by a focus on performance, relationships and solutions. Performance means being able to meet customer commitments which is ensured through strong processes, metrics and oversight. We maintain a “process architecture” that spans our four businesses and our broad programs and pursuits. It consists of enterprise-wide processes and systems such as our Integrated Product Development System (IPDS), which assures consistency of evaluation and execution at each step in a program's life-cycle; Product Data Management (PDM), which is our business system software for engineering; Achieving Process Excellence (APEX), which is our SAP business system software for accounting, finance and program management; Process Re-Invention Integrating Systems for Manufacturing (PRISM), which is our SAP software for manufacturing operations; Advanced Company Estimating System (ACES) which is our cost proposal system; and Raytheon Enterprise Supplier Assessment (RESA) tool for Supply Chain Management. These processes and systems are linked to an array of front-end and back-end metrics. With this structure, we are able to track results and be alerted to potential issues through numerous oversight mechanisms, including operating reviews and annual operating plan reviews.

We are also continuing to build strong customer relationships by working with them as partners and including them on Raytheon Six SigmaTM teams to jointly improve their programs and processes. We are increasingly focused on responding to our customers' changing requirements with rapid and effective solutions to real-world problems. In recognition of our customers' constraints and priorities, we also continue to drive various cost reductions across the Company by continuing to focus on improving productivity and strong execution throughout our programs. We have worked to reduce costs across the Company, including through our recent consolidation, improve efficiencies in our production facilities, and continue to increase value through Raytheon Six SigmaTM, the implementation of lean processes, reduced cycle times and strategic supply chain initiatives, in addition to other initiatives.

FINANCIAL SUMMARY
We use the following key financial performance measures to manage our business on a consolidated basis and by business segment, and to monitor and assess our results of operations:

–	Bookings—a forward-looking metric that measures the value of firm orders awarded to us during the year;

–	Net Sales—a growth metric that measures our revenue for the current year;

–	Operating Income—a measure of our profit from continuing operations for the year, before non-operating expenses, net and taxes; and

–	Operating Margin—a measure of our operating income as a percentage of total net sales.

(In millions, except for percentages)	2013	2012	2011
Bookings	$22,132	$26,504	$26,555
Total backlog	33,685	36,181	35,312
Total net sales	23,706	24,414	24,791
Total operating income(1)	2,938	2,989	2,830
Total operating margin	12.4%	12.2%	11.4%
Operating cash flow from continuing operations	$2,382	$1,951	$2,102

(1)	Includes FAS/CAS Adjustment, described below in Critical Accounting Estimates, of $249 million, $255 million and $337 million of expense in 2013, 2012 and 2011, respectively.

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

Backlog represents the dollar value of firm orders for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. Therefore, we discuss changes in backlog, including any significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portions of our contracts.

A discussion of our results of operations and financial condition follows below in Consolidated Results of Operations; Segment Results; Financial Condition and Liquidity; and Capital Resources.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are based on the application of U.S. Generally Accepted Accounting Principles (GAAP), which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. We believe the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

Revenue Recognition
We determine the appropriate method by which we recognize revenue by analyzing the type, terms and conditions of each contract or arrangement entered into with our customers. The significant estimates we make in recognizing revenue for the types of revenue-generating activities in which we are involved are described below. We classify contract revenues as product or service according to the predominant attributes of the relevant underlying contracts unless the contract can clearly be split between product and service. We define service revenue as revenue from activities that are not associated with the design, development or production of tangible assets, the delivery of software code or a specific capability. Our service revenue is primarily related to our IIS business segment.

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

The selection of the method by which to measure progress towards completion of a contract also requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the contract. Contract costs include labor, materials and subcontractors costs, as well as an allocation of indirect costs. Revenues, including estimated fees or profits, are recorded as costs are incurred. Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion (the process for which we describe below in more detail) is complex and subject to many variables. Incentive and award fees generally are awarded at the discretion of the customer or upon achievement of certain program milestones or cost targets. Incentive and award fees, as well as penalties related to contract performance, are considered in estimating profit rates. Estimates of award fees are based on actual awards and anticipated performance, which may include the performance of subcontractors or partners depending on the individual contract requirements. Incentive provisions that increase or decrease earnings based solely on a single significant event generally are not recognized until the event occurs. Such incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Our claims on contracts are recorded only if it is probable that the claim will result in additional contract revenue and the amounts can be reliably estimated.

We have a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (e.g. to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations, required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined.

Net EAC adjustments had the following impact on our operating results:

(In millions, except per share amounts)	2013	2012	2011
Operating income	$557	$613	$548
Income from continuing operations attributable to Raytheon Company	362	398	348
Diluted EPS from continuing operations attributable to Raytheon Company	$1.12	$1.19	$0.98

Other Revenue Methods—To a much lesser extent, we enter into other types of contracts such as service, commercial, or software and licensing arrangements. Revenue under fixed-price service contracts not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment, and under commercial contracts, generally is recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and collectability is reasonably assured. Costs on fixed-price service contracts are expensed as incurred, unless they otherwise qualify for deferral. There were no costs deferred on fixed price service contracts at December 31, 2013 and December 31, 2012. We recognize revenue on contracts to sell software when evidence of an arrangement exists, the software has been delivered and accepted by the customer, the fee is fixed or determinable, and collection is probable. For software arrangements that include multiple elements, including perpetual software licenses and undelivered items (e.g., maintenance and/or services; subscriptions/term licenses), we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (VSOE) of the fair value of the undelivered elements, and recognize revenue on the perpetual license using the residual method. We base VSOE of each element on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, we recognize the entire arrangement fee ratably over the applicable performance period. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Additionally, royalty revenue is recognized when earned.

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

Other Considerations—The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the Federal Acquisition Regulation (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, certain merger and acquisition costs, lobbying costs, interest expense and certain litigation defense costs are unallowable. In addition, we may enter into agreements with the U.S. Government that address the allowability and allocation of costs to contracts for specific matters. Certain costs incurred in the performance of our U.S. Government contracts are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are deferred and primarily include a portion of our environmental expenses, asset retirement obligations, certain restructuring costs, deferred state income taxes, workers’ compensation and certain other accruals. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

Pension and other postretirement benefits costs are allocated to our contracts as allowed costs based upon the U.S. Government Cost Accounting Standards (CAS). The CAS requirements for pension and other postretirement benefits costs differ from the Financial Accounting Standards (FAS) requirements under GAAP. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense to be recoverable under our expected future contract activity, and therefore did not defer any FAS expense for pension and other postretirement benefit plans in 2011–2013. This resulted in $249 million, $255 million and $337 million of expense in 2013, 2012 and 2011, respectively, reflected in our consolidated results of operations as the difference between CAS and FAS requirements for our pension and other postretirement benefits plans in those years.

Pension and Other Postretirement Benefits Costs
We have pension plans covering the majority of our employees, including certain employees in foreign countries. We must calculate our pension and other postretirement benefits (PRB) costs under both CAS and FAS requirements under GAAP, and both calculations require judgment. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not indicative of the funding requirements for pension and PRB plans that we determine under the Employee Retirement Income Security Act of 1974 (ERISA). CAS prescribes the allocation to and recovery of pension and PRB costs on U.S. Government contracts. The CAS requirements for pension costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both CAS and FAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of pension and PRB cost. In addition, we are subject to the funding requirements under the Pension Protection Act of 2006 (PPA), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the PPA calculated funded status at the beginning of each year. The funding requirements are primarily based on the year’s expected service cost and amortization of other previously unfunded liabilities.

On December 27, 2011, the CAS Pension Harmonization Rule (CAS Harmonization) was published in the Federal Register. The rule impacts pension costs on contracts beginning in 2013 and was effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. The rule intends to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. The rule shortens the CAS amortization period for gains and losses from 15 to 10 years and requires the use of a discount rate based on high quality corporate bonds to measure liabilities in determining the CAS pension expense. While the change in amortization period was applicable in 2013, there is a transition period for the impact of the change in liability measurement method of 0% in 2013, 25% in 2014, 50% in 2015, 75% in 2016 and 100% in 2017. CAS Harmonization is currently expected to increase pension costs under CAS and decrease our FAS/CAS expense primarily in 2014 and beyond due to the liability measurement transition period included in the rule. Since the pension cost increases occur primarily in 2014 and beyond, the impact to our contracts in existence prior to February 27, 2012 was not material. Furthermore, since CAS Harmonization is a mandatory change in cost accounting for government contractors, we may be entitled to an equitable adjustment for some portion of the increase in costs on contracts which we are currently negotiating with the government.

We record CAS expense in our business segment results. Due to the differences between FAS and CAS amounts, we also present the difference between FAS and CAS expense, referred to as our FAS/CAS Pension Adjustment, which is a component of our total FAS/CAS Adjustment, disclosed as a separate line item in our segment results. This effectively increases or decreases the amount of total pension expense in our results of operations so that such amount is equal to the FAS expense amount under GAAP. Due to the foregoing differences in requirements and calculation methodologies, our FAS pension expense or income is not indicative of the funding requirements or amount of government recovery.

The assumptions in the calculations of our pension FAS expense and CAS expense, which involve significant judgment, are described below.

FAS Expense—Our long-term return on plan assets (ROA) and discount rate assumptions are the key variables in determining pension expense or income and the funded status of our pension plans under GAAP.

The long-term ROA represents the average rate of earnings expected over the long term on the assets invested to provide for anticipated future benefit payment obligations. The long-term ROA used to calculate net periodic pension cost is set annually at the beginning of each year. Given the long-term nature of the ROA assumption, which we believe should not be solely reactive to short-term market conditions that may not persist, we expect the long-term ROA to remain unchanged unless there are significant changes in our investment strategy, the underlying economic assumptions, or other major factors. To establish our long-term ROA assumption, we employ a “building block” approach. As part of our annual process for determining whether it is appropriate to change our long-term ROA assumption, we first review the existing long-term ROA assumption against a statistically determined reasonable range of outcomes, which we consider to be between the 25th and 75th percentile likelihood of achieving a long-term return over future years (consistent with Actuarial Standards of Practice 27). Therefore, it is less than 25 percent likely that the long-term return of the pension plan would fall below or above the 25th and 75th percentiles points, respectively (i.e., it is 50 percent likely that the long-term return of the pension plan will be within the 25th and 75th percentile range). The building block approach and the reasonable range of outcomes are based upon our asset allocation assumptions and long-term capital market assumptions. Such assumptions incorporate the economic outlook for various asset classes over short and long-term periods and also take into consideration other factors, including historical market performance, inflation and interest rates. The reasonable range of long-term returns that was used to validate the long-term ROA assumption for the calculation of the net periodic benefit cost for 2013, 2012 and 2011, are shown below.

Percentile	2013	2012	2011
25th	5.62%	6.15%	6.67%
75th	9.41%	9.84%	10.65%

Long-term domestic ROA of 8.75% fell between the 65th–70th percentile, 60th–65th percentile and 50th–55th percentile of the reasonable range for 2013, 2012 and 2011. respectively. The 50th percentile of the reasonable range used to develop each of the 2013, 2012 and 2011 long-term ROA was 7.51%, 7.99% and 8.66%, respectively.

The reasonable range of long-term returns used to validate our assumption for the calculation of the net periodic benefit cost for 2014 is between 5.53% at the 25th percentile and 9.65% at the 75th percentile. The long-term ROA assumption of 8.75%, which is used in the calculation of net periodic benefit cost for 2014, falls between the 60th–65th percentile of reasonable range results with the 50th percentile at 7.59%. While there have been increases and decreases in the reasonable range over the periods presented, driven by various factors, our expected long-term ROA assumption of 8.75% has consistently fallen within that range.

Once our long-term ROA has been determined to be within the 25th to 75th percentile range of results, we review historical averages and patterns of returns to confirm reasonability of our long-term ROA assumption compared to past results. While history is not solely indicative of future market expectations, it does provide insight into general historical trends and long-term asset performance. In validating the 2013 long-term ROA assumption, we reviewed our pension plan asset performance since 1986. Our average annual actual rate of return since 1986 of 9.29%, determined on an arithmetic basis, exceeds our estimated 8.75% assumed return. Arithmetic annual averages represent the simple average returns over independent annual periods, whereas geometric returns reflect the compound average returns of dependent annual periods. The average annual actual return on a geometric basis for the same period was 8.57%. In addition, the actual annual returns have exceeded our long-term ROA assumption of 8.75% in seven of the past ten years. Since we have not had a significant change in investment strategy, our existing long-term ROA assumption of 8.75% is within the reasonable range and our historical trends and averages do not indicate a trend or pattern of returns significantly above or below our existing assumption, we determined our long-term ROA assumption for our domestic pension plans in 2013 would remain at 8.75%, consistent with our 2012 assumption. If we significantly change our long-term investment allocation or strategy, or if there is a significant change in the economic assumptions, then our long-term ROA assumption could change.

In September 2013, the Actuarial Standards Board issued a revision to Actuarial Standard of Practice No. 27, Selection of Economic Assumptions for Measuring Pension Obligations (ASOP 27) that replaces the best estimate range concept with the selection of a reasonable assumption that considers multiple criteria including the purpose of measurement, the actuary's professional judgment, historical and current economic data, estimates of future experience and has no significant bias. The revised standard is effective for assumptions established on or after September 30, 2014. Although we continue to evaluate the impact and application of ASOP 27, based on our current asset allocation and market outlook, management does not anticipate that the revised ASOP 27 will have a material impact on our financial statements.

Our domestic pension plans’ actual rates of return were approximately 15%, 12% and (1)% for 2013, 2012 and 2011, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses.

The investment policy asset allocation ranges for our domestic pension plans, as set by our Investment Committee, for the year ended December 31, 2013 were as follows:

Asset Category
Global equity (combined U.S. and international equity)	40% - 60%
U.S. equities	25% - 40%
International equities	15% - 25%
Fixed-income securities	25% - 40%
Cash and cash equivalents	1% - 10%
Private equity and private real estate	3% - 8%
Other (including absolute return funds)	5% - 20%

Our long-term ROA assumptions for foreign Pension Benefits plans are based on the asset allocations and the economic environment prevailing in the locations where the Pension Benefits plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our Pension Benefits plans.

The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle our pension and other postretirement benefit obligations. The discount rate assumption is determined by using a theoretical bond portfolio model consisting of bonds AA rated or better by Moody’s for which the timing and amount of cash flows approximate the estimated benefit payments for each of our pension plans. The discount rate assumption for our domestic pension plans at December 31, 2013 is 5.08%, which represents a weighted-average discount rate across our plans, compared to the December 31, 2012 discount rate of 4.15% as a result of the bond environment at December 31, 2012.

CAS Expense—In addition to providing the methodology for calculating pension costs, CAS also prescribes the method for assigning those costs to specific periods. While the ultimate liability for pension costs under FAS and CAS is similar, the pattern of cost recognition is different. The key drivers of CAS pension expense include the funded status and the method used to calculate CAS reimbursement for each of our plans. Under the prior CAS rules, the discount rate used to measure liabilities was required to be consistent with the long-term ROA assumption, which changes infrequently given its long-term nature. In addition to certain other changes, CAS Harmonization requires contractors to compare the liability under the prior CAS methodology and assumptions to a liability using a discount rate based on high quality corporate bonds, and use the greater of the two liability calculations in developing CAS expense. In addition, unlike FAS, we can only allocate pension costs for a plan under CAS until such plan is fully funded as determined under CAS requirements. When the estimated future CAS pension costs increase, the estimated CAS cost allocated to our contracts in the future increases.

Other FAS and CAS Considerations—An increase or decrease of 25 basis points in the discount rate assumption would have had the following approximate impacts on 2013 FAS pension results:

(In millions)
Impact of change in discount rate on net periodic benefit cost	$60
Impact of change in discount rate on benefit obligations	645

While changes in the high quality corporate bond rate assumption do not impact the CAS discount rate for purposes of determining the 2013 CAS pension expense, this assumption will impact CAS pension expense in future periods, due to CAS Harmonization.

An increase or decrease of 25 basis points in the long-term ROA assumption would have the following approximate impacts on 2013 FAS and CAS pension results:

(In millions)
FAS expense	$(40)
CAS expense	34
FAS/CAS Pension Adjustment	$(6)

A 25 basis point increase or decrease in our long-term ROA assumption would result in a decrease or increase to our FAS pension expense by approximately $40 million for 2013. In addition to the impact on our 2013 FAS/CAS Pension Adjustment, a portion of the $34 million change in CAS pension expense would also be allocated to fixed price contracts in backlog and, would either increase or decrease the profit rate on those contracts at the time of such a change (i.e., a change in the long-term ROA assumption on January 1, 2013 would drive a change in estimated costs in EACs and related contract profit rates as of December 31, 2012). The contract impact resulting from the change in CAS pension expense is difficult to estimate because remaining performance periods can vary, the amount and timing of expected new awards (i.e., the proposals expected to be awarded in the year which will bear their allocated portion of the change in CAS pension expense), and our mix of fixed price and cost reimbursable contracts can change. Based on our contract profile at December 31, 2013, if we had 60 percent of our backlog in fixed price contracts, and they were on average 50 percent complete, with our actual new award profile for 2013, a 25 basis point change in our long-term ROA assumption at January 1, 2013 would drive approximately $10 million of aggregate total EAC adjustments at December 31, 2012. In addition, our fixed price contracts in backlog as of December 31, 2012 would have a lower profit rate in 2013, resulting in approximately $5 million impact as costs are incurred in that year on those contracts. The total impact on 2012 would be approximately $10 million driven by the aggregate EAC adjustments and the total impact on 2013 would be approximately $11 million (the FAS/CAS Pension Adjustment and the lower profit rate impact in 2013 on fixed price contracts in backlog at December 31, 2012). A change in our long-term ROA assumption would be subject to review by our government customer for reasonableness. Given our history of recovering changes to CAS pension expense, we expect the assumption change would be allocable and allowable, per regulatory guidelines, as long as the assumption is reasonable. The transition to CAS Harmonization may gradually reduce the impact that a change to the long-term ROA assumption will have on CAS pension expense in future years as CAS Harmonization is phased in (as discussed in more detail under the CAS Expense section above).

In accordance with both FAS and CAS, a calculated “market-related value” of our plan assets is used to develop the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect recent asset gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

Under FAS, a “corridor” approach may be elected and applied in the recognition of asset and liability gains or losses which limits expense recognition to the net outstanding gains and losses in excess of the greater of 10 percent of the projected benefit obligation or the calculated "market-related value" of assets. We do not use a “corridor” approach in the calculation of FAS expense.
For 2014 compared to 2013, we currently expect our FAS expense to decrease and our CAS expense to increase, which causes the FAS/CAS Pension Adjustment to increase income. We expect the FAS/CAS Pension Adjustment to be approximately $346 million of income driven by the higher discount rate environment, the differences in the recognition period for actual asset gains and losses under FAS and CAS and CAS harmonization, as described above. This expected decrease in FAS expense and increase in CAS expense is subject to our annual update, generally planned in the third quarter, of our actuarial estimate of the unfunded benefit obligation for both FAS and CAS for final census data. After 2014, the FAS/CAS Pension Adjustment is more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2013 and taking into account CAS Harmonization, which increases CAS expense in 2014 and beyond, we would expect our FAS/CAS Pension Adjustment to increase income in 2015.

Our pension and other postretirement benefits plans’ investments are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price when an active market exists. Investments in fixed-income securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in private equity and private real estate funds are estimated at fair market value, which primarily utilizes net asset values reported by the investment manager or fund administrator. We review independently appraised values, audited financial statements and additional pricing information to evaluate the net asset values. For the very limited group of securities and other assets for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

The change in accumulated other comprehensive loss (AOCL) related to pension and other postretirement benefit plans was as follows:

(In millions)	2013	2012	2011
Beginning balance	$(12,051)	$(10,776)	$(7,931)
Amortization of net losses included in net income	1,161	950	800
Gain (loss) arising during the period	2,967	(2,225)	(3,645)
Ending balance	$(7,923)	$(12,051)	$(10,776)

The balance in AOCL related to our pension and other postretirement benefits plans is composed primarily of differences between changes in discount rates, differences between actual and expected asset returns, differences between actual and assumed demographic experience, and changes in plan provisions. Changes to our pension and other postretirement benefits obligation as a result of these variables are initially reflected in other comprehensive income. The deferred gains and losses are amortized and included in future pension expense over the average employee service period of approximately 10 years at December 31, 2013. The $2,967 million in 2013 gains arising during the period were driven primarily by the increase in the discount rate from 4.15% at December 31, 2012 to 5.08% at December 31, 2013, which had an impact of approximately $2.4 billion and actual returns, which were higher than our expected return, which had an impact of approximately $1.1 billion partially offset by other actuarial factors. The $2,225 million in 2012 losses arising during the period were driven primarily by the decrease in the discount rate from 5.00% at December 31, 2011 to 4.15% at December 31, 2012, which had an impact of approximately $2.0 billion. The $3,645 million in 2011 losses arising during the period were driven primarily by the decrease in the discount rate from 5.75% at December 31, 2010 to 5.00% at December 31, 2011, which had an impact of approximately $1.7 billion, as well as actual asset returns which were lower than our expected return, which had an impact of approximately $1.5 billion.

Impairment of Goodwill
We evaluate our goodwill for impairment annually as of the first day of our fiscal fourth quarter and in any interim period in which circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business, significant decreases in federal government appropriations or funding for our contracts, or other significant adverse changes in industry or market conditions. In connection with our business consolidation, goodwill was allocated to our reporting units (our four business segments) on a relative fair value basis. We performed an interim goodwill impairment test and there was no indication of impairment. No events occurred during the periods presented that indicated the existence of an impairment with respect to our goodwill. We estimate the fair value of our reporting units using a discounted cash flow (DCF) model based on our most recent long-range plan in place at the time of our impairment testing, and compare the estimated fair value of each reporting unit to its net book value, including goodwill. We discount the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. The weighted-average cost of capital is comprised of the estimated required rate of return on equity, based on publicly available data for peer companies, plus an equity risk premium related to specific company risk factors, and the after-tax rate of return on debt, weighted at the relative values of the estimated debt and equity for the industry. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. When available and as appropriate, we also use comparative market multiples to corroborate our DCF model results. There was no indication of goodwill impairment as a result of our 2013 annual impairment analysis, as the fair values of each of our reporting units exceeded their respective net book values, including goodwill. Based on our 2013 impairment analysis, the reporting unit that was closest to impairment had a fair value in excess of net book value, including goodwill, of approximately 75%. All other factors being equal, a 10% decrease in expected future cash flows for that reporting unit would result in an excess of fair value over net book value of approximately 55%. Alternatively, all other factors being equal, a 100 basis points increase in the discount rate used in the calculation of the fair value of that reporting unit would result in an excess of fair value over net book value of approximately 50%. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

Total Net Sales
The composition of external net sales by products and services for each segment in 2013 was approximately the following:

External Net Sales by Products and Services (% of segment total external net sales)
	IDS	IIS	MS	SAS
Products	95%	50%	95%	90%
Services	5%	50%	5%	10%

				% of Total Net Sales
(In millions, except percentages)	2013	2012	2011	2013	2012	2011
Net sales
Products	$19,855	$20,380	$20,725	83.8%	83.5%	83.6%
Services	3,851	4,034	4,066	16.2%	16.5%	16.4%
Total net sales	$23,706	$24,414	$24,791	100.0%	100.0%	100.0%

Total Net Sales - 2013 vs. 2012—The decrease in total net sales of $708 million in 2013 compared to 2012 was primarily due to lower external net sales of $324 million at SAS and $323 million at IIS. The decrease in external net sales at SAS was primarily due to lower net sales on certain classified programs and on certain intelligence, surveillance and reconnaissance programs due to reduced program requirements. The decrease in external net sales at IIS was primarily due to lower net sales on classified programs, lower net sales on training programs supporting the U.S. Army’s Warfighter FOCUS activities due to a decrease in customer determined activity levels, and lower net sales on the National Science Foundation (NSF) Polar program, which was completed in the first quarter of 2012.

Products and Services Net Sales - 2013 vs. 2012—The decrease in product net sales of $525 million in 2013 compared to 2012 was primarily due to lower external products net sales of $306 million at SAS, principally driven by the programs and for the reasons described above. The decrease in services net sales of $183 million in 2013 compared to 2012 was primarily due to lower external services net sales of $207 million at IIS, principally driven by the training programs supporting the U.S. Army's Warfighter FOCUS activities and the NSF Polar program described above.

Total Net Sales - 2012 vs. 2011—The decrease in total net sales of $377 million in 2012 compared to 2011 was primarily due to lower external net sales of $178 million at IIS, $141 million at MS and $101 million at SAS. The decrease in external net sales at IIS was primarily due to lower net sales on the NSF Polar program, which was completed in the first quarter of 2012. The decrease in external net sales at MS was primarily due to lower net sales on U.S. Army sensor programs driven principally by planned declines in production and lower net sales on an air warfare systems program due to lower volume driven by scheduled lower production rates. The lower net sales at MS were partially offset by higher net sales on the Standard Missile 3 (SM-3™) program due to higher volume driven by scheduled increases in production and development efforts. The decrease in external net sales at SAS was primarily due to lower net sales on certain radio and communications programs driven principally by reduced customer program requirements, lower net sales due to lower volume on certain sensor systems programs due to program schedule requirements and lower net sales of acoustic sensor systems due to higher 2011 deliveries based on customer demand, partially offset by higher net sales due to increased volume on an international tactical airborne radar program primarily due to program schedule requirements. The remaining change in external net sales at SAS was spread across numerous programs with no individual or common significant driver.

Products and Services Net Sales - 2012 vs. 2011—The decrease in product net sales of $345 million in 2012 compared to 2011 was primarily due to lower external products net sales of $165 million at IIS, $144 million at SAS and $119 million at MS. The decrease in external product net sales at IIS was primarily due to lower net sales on the UKBA program and lower net sales on various classified programs. The decrease in external product net sales at SAS and MS were primarily due to the activity on the programs and for the reasons described above. Services net sales in 2012 were relatively consistent with 2011.

Sales to Major Customers—The following is a breakdown of net sales to major customers:

				% of Total Net Sales
(In millions, except percentages)	2013	2012	2011	2013	2012	2011
Sales to the U.S. Government(1)	$17,019	$17,861	$18,360	72%	73%	74%
Sales to the U.S. Department of Defense(1)	16,015	16,818	17,308	68%	69%	70%
Total international sales(2)	6,446	6,232	6,139	27%	26%	25%
Foreign direct commercial sales(1)	3,384	3,036	3,141	14%	12%	13%
Foreign military sales through the U.S. Government	3,062	3,196	2,998	13%	13%	12%

(1)	Excludes foreign military sales through the U.S. Government.

(2)	Includes foreign military sales through the U.S. Government.

As described above in Industry Considerations, U.S. defense spending levels are difficult to predict due to numerous factors, including U.S. Government budget appropriation decisions and geo-political events and macroeconomic conditions.

Total Cost of Sales
Cost of sales, for both products and services, consists of labor, materials and subcontractors costs, as well as related allocated costs. For each of our contracts, we manage the nature and amount of direct costs at the contract level, and manage indirect costs through cost pools as required by government accounting regulations. The estimate of the actual amount of direct and indirect costs forms the basis for estimating our total costs at completion of the contract.

				% of Total Net Sales
(In millions, except percentages)	2013	2012	2011	2013	2012	2011
Cost of sales
Products	$15,292	$15,712	$16,245	64.5%	64.4%	65.5%
Services	3,240	3,380	3,419	13.7%	13.8%	13.8%
Total cost of sales	$18,532	$19,092	$19,664	78.2%	78.2%	79.3%

Total Cost of Sales - 2013 vs. 2012—The decrease in total cost of sales of $560 million in 2013 compared to 2012 was primarily due to lower external cost of sales of $264 million at IIS and $232 million at SAS, both primarily due to the activity on the programs and for the reasons described above in Total Net Sales.

Products and Services Cost of Sales - 2013 vs. 2012—The decrease in products cost of sales of $420 million in 2013 compared to 2012 was primarily due to lower external products cost of sales of $197 million at SAS and $141 million at IDS. The decrease in external products cost of sales at SAS was primarily due to the activity on the programs and for the reasons described above in Total Net Sales. The decrease in external products cost of sales at IDS was primarily due to the scheduled completion of certain production phases on an international Patriot program awarded in the first quarter of 2008, partially offset by higher external products cost of sales on other integrated air and missile defense programs for international and domestic customers, driven principally by scheduled program production requirements and timing of new awards, and higher external products cost of sales on a missile defense radar program for an international customer driven principally by scheduled program production requirements. The remaining change in external products costs of sales at IDS was spread across numerous programs with no individual or common significant driver. The decrease in services cost of sales of $140 million in 2013 compared to 2012 was primarily due to lower external services cost of sales of $175 million at IIS, driven principally by activity on the programs and for the reasons described above in Total Net Sales.

Total Cost of Sales - 2012 vs. 2011—The decrease in total cost of sales of $572 million in 2012 compared to 2011 was primarily due to lower external cost of sales of $235 million at IIS and $140 million at SAS and $82 million of lower expense in 2012 compared to 2011 related to the FAS/CAS Adjustment described below in Segment Results. The decrease in external cost of sales at IIS was primarily due to the NSF Polar contract described above in Total Net Sales and by activity on the UKBA Program, including $80 million related to the UKBA LOC Adjustment in the first quarter of 2011, as described in Commitments and Contingencies beginning on page 69. The decrease in external cost of sales at SAS was primarily due to the activity on the programs and for the reasons described above in Total Net Sales as well as lower volume on certain sensor systems programs due to program schedule requirements.

Products and Services Cost of Sales - 2012 vs. 2011—The decrease in products cost of sales of $533 million in 2012 compared to 2011 was primarily due to lower external product cost of sales of $219 million at IIS and $186 million at SAS. The decrease in external products cost of sales at IIS was driven principally by activity on the UKBA Program, including $80 million related to the UKBA LOC Adjustment in the first quarter of 2011, as described in Commitments and Contingencies beginning on page 69. The decrease in external product cost of sales at SAS was primarily due to the activity on the programs and for the reasons described above in Total Net Sales as well as lower volume on certain sensor systems programs due to program schedule requirements. Services cost of sales in 2012 was relatively consistent with 2011.

General and Administrative Expenses

				% of Total Net Sales
(In millions, except percentages)	2013	2012	2011	2013	2012	2011
Administrative and selling expenses	$1,771	$1,882	$1,847	7.5%	7.7%	7.5%
Research and development expenses	465	451	450	2.0%	1.8%	1.8%
Total general and administrative expenses	$2,236	$2,333	$2,297	9.4%	9.6%	9.3%

The decrease in administrative and selling expenses of $111 million in 2013 compared to 2012 was primarily due to a $36 million decrease in net state taxes allocated to our contracts, $34 million driven by the timing of bid and proposal expenses on various contract pursuits, and a $17 million decrease in marketing and selling expenses.

The increase in administrative and selling expenses of $35 million in 2012 compared to 2011 was primarily due to increased bid and proposal expenses of $73 million due to the timing of various radar, classified, electronic warfare and communications programs and an increase of $62 million in state taxes allocated to our contracts, partially offset by decreases in marketing and selling expenses of $47 million, $27 million of lower acquisition-related costs for Raytheon Applied Signal Technology, Inc. (RAST), and a $15 million increase in insurance recovery, net of legal and period expenses, in connection with the UKBA Program dispute and arbitration at IIS.

The provision for state income taxes generally can be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $42 million, $78 million and $16 million in 2013, 2012, and 2011, respectively.

Research and development expenses in 2013 were relatively consistent in amount and as a percentage of total net sales with 2012 and 2011.

Total Operating Expenses

				% of Total Net Sales
(In millions, except percentages)	2013	2012	2011	2013	2012	2011
Total operating expenses	$20,768	$21,425	$21,961	87.6%	87.8%	88.6%

The decrease in total operating expenses of $657 million in 2013 compared to 2012 was primarily due to the decrease in total cost of sales of $560 million, the primary drivers of which are described above in Total Cost of Sales.

The decrease in total operating expenses of $536 million in 2012 compared to 2011 was primarily due to the decrease in total cost of sales of $572 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

				% of Total Net Sales
(In millions, except percentages)	2013	2012	2011	2013	2012	2011
Total operating income	$2,938	$2,989	$2,830	12.4%	12.2%	11.4%

The decrease in operating income of $51 million in 2013 compared to 2012 was due to the decrease in total net sales of $708 million, the primary drivers of which are described above in Total Net Sales, offset by the decrease in total operating expenses of $657 million, the primary drivers of which are described above in Total Operating Expenses.

The increase in operating income of $159 million in 2012 compared to 2011 was due to the decrease in total operating expenses of $536 million, the primary drivers of which are described above in Total Operating Expenses, offset by the decrease in total net sales of $377 million, the primary drivers of which are described above in Total Net Sales. Included in the change in operating income were the remaining net EAC adjustments described in Segment Results beginning on page 49.

Total Non-Operating (Income) Expense, Net

(In millions)	2013	2012	2011
Non-operating (income) expense, net
Interest expense	$210	$201	$172
Interest income	(12)	(9)	(14)
Other expense (income), net	(17)	18	12
Total non-operating (income) expense, net	$181	$210	$170

The decrease in total non-operating (income) expense, net of $29 million in 2013 compared to 2012 was primarily due to the $29 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in the fourth quarter of 2012.

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

Federal and Foreign Income Taxes

(In millions)	2013	2012	2011
Federal and foreign income taxes	$808	$878	$782

The decrease in federal and foreign income taxes of $70 million in 2013 compared to 2012 was primarily due to the reinstatement of the U.S. research and development (R&D) tax credit described below. The increase in federal and foreign income taxes of $96 million in 2012 compared to 2011 was primarily due to timing of the settlement related to the 2006–2008 IRS audit examination cycle.

Our effective tax rate, which is used to determine federal and foreign income tax expense, differs from the U.S. statutory rate due to the following:

	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	(1.8)	—	(1.0)
Tax settlements and refund claims	(0.8)	(0.8)	(2.6)
Domestic manufacturing deduction benefit	(2.1)	(1.9)	(1.8)
Other items, net	(1.0)	(0.7)	(0.2)
Effective tax rate	29.3%	31.6%	29.4%

Our effective tax rate reflects the 35% U.S. statutory rate adjusted for various permanent differences between book and tax reporting. In January 2013, Congress enacted legislation that retroactively reinstated the research and development (R&D) tax credit for 2012 and extended it through December 31, 2013. In the first quarter of 2013, we recorded a benefit of approximately $25 million related to the 2012 R&D credit and we have recognized the benefit of approximately $25 million related to the 2013 R&D credit ratably throughout the year.

During 2013, the IRS completed its examination of our 2009 and 2010 tax years and we received final approval from the U.S. Congressional Joint Committee on Taxation (JCT) of a refund claim related to the 2011 tax year which completed IRS examinations through 2011. During 2012, we received final approval from the IRS and the JCT on settlement for the 2006–2008 IRS examination cycle (2012 Tax Settlement). During 2011, we received final approval from the IRS and the JCT of our Minimum Tax Refund claim for the 2006–2008 IRS examination cycle, which related to items not included in the 2012 Tax Settlement (2011 Tax Settlement).
Our effective tax rate in 2013 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction which decreased the rate by approximately 2.1%, and the R&D tax credit, which decreased the rate by approximately 1.8%. Our effective tax rate in 2012 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction which decreased the rate by approximately 1.9%, and the 2012 Tax Settlement, which decreased the rate by approximately 0.8%.

The decrease in our effective tax rate of 2.3% in 2013 was primarily due to the reinstatement of the R&D tax credit, which changed the rate by approximately 1.8%. Our effective tax rate in 2012 was 2.2% higher than 2011 primarily due to the difference between the 2011 and 2012 Tax Settlement amounts, which changed the rate by approximately 1.8%.

Our effective tax rate in 2011 was lower than the U.S. statutory tax rate primarily due to the 2011 Tax Settlement, which decreased the rate by approximately 2.6%, and the domestic manufacturing deduction, which decreased the rate by approximately 1.8%, and the U.S. research and development tax credit, which decreased the rate by approximately 1.0%.

Income from Continuing Operations

(In millions)	2013	2012	2011
Income from continuing operations	$1,949	$1,901	$1,878

The increase in income from continuing operations of $48 million in 2013 compared to 2012 was primarily due to the $70 million decrease in federal and foreign income taxes, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes, and the $29 million decrease in total non-operating expenses, net, the primary drivers of which are described above in Total Non-Operating (Income) Expense, Net, partially offset by the $51 million decrease in operating income, described above in Operating Income.

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

Income (Loss) from Discontinued Operations, Net of Tax

(In millions)	2013	2012	2011
Income (loss) from discontinued operations, net of tax	$64	$(1)	$18

The increase in income (loss) from discontinued operations, net of tax, of $65 million in 2013 compared to 2012 was primarily due to the favorable resolution of two separate tax matters related to our previously disposed commercial aircraft businesses.

The decrease in income (loss) from discontinued operations, net of tax, of $19 million in 2012 compared to 2011 was primarily due to $19 million less of income, net of tax, related to our former turbo-prop commuter aircraft portfolio, Raytheon Airline Aviation Services (RAAS), in 2012 compared to 2011.

Net Income

(In millions)	2013	2012	2011
Net income	$2,013	$1,900	$1,896

The increase in net income of $113 million in 2013 compared to 2012 was due to the increase in income (loss) from discontinued operations, net of tax, of $65 million, the primary drivers of which are described above in Income (loss) from Discontinued Operations, Net of Tax, and the increase in income from continuing operations of $48 million described above in Income from Continuing Operations.

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

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

(In millions, except per share amounts)	2013	2012	2011
Income from continuing operations attributable to Raytheon Company	$1,932	$1,889	$1,848
Diluted weighted-average shares outstanding	324.2	334.2	353.6
Diluted EPS from continuing operations attributable to Raytheon Company	$5.96	$5.65	$5.22

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.31 in 2013 compared to 2012 and $0.43 in 2012 compared to 2011 was primarily due to the decrease in diluted weighted average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity for the years ended 2013, 2012, and 2011 was as follows:

(Shares in millions)	2013	2012	2011
Beginning balance	328.1	338.9	359.4
Warrants exercised	—	—	3.3
Stock plans activity	2.4	5.8	4.0
Treasury stock repurchases	(16.0)	(16.6)	(27.8)
Ending balance	314.5	328.1	338.9

Warrants to purchase shares of our common stock, with an exercise price of $37.50 per share, were included in our calculations of diluted EPS at December 31, 2011. These warrants expired in June 2011.

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders were earnings of $0.20 in 2013, a loss of less than $0.01 in 2012, and earnings of $0.05 in 2011. The increase in diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders of $0.20 in 2013 compared to 2012 and the decrease of $0.05 in 2012 compared to 2011 were primarily due to the activity described above in Income (Loss) from Discontinued Operations, Net of Tax.

Diluted EPS Attributable to Raytheon Company Common Stockholders

(In millions, except per share amounts)	2013	2012	2011
Net income attributable to Raytheon Company	$1,996	$1,888	$1,866
Diluted weighted-average shares outstanding	324.2	334.2	353.6
Diluted EPS attributable to Raytheon Company	$6.16	$5.65	$5.28

The increases in diluted EPS attributable to Raytheon Company common stockholders of $0.51 in 2013 compared to 2012 and $0.37 in 2012 compared to 2011 were primarily due to the decreases in diluted shares and the changes in Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders described above.

Adjusted EPS
Adjusted EPS was as follows:

	2013	2012	2011
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$5.96	$5.65	$5.22
EPS impact of the FAS/CAS Adjustment	0.50	0.50	0.62
Per share impact of 2012 R&D tax credit	(0.08)	0.07	—
EPS impact of the early retirement of debt charges	—	0.06	—
EPS impact of UKBA LOC Adjustment	—	—	0.17
EPS impact of the 2011 Tax Settlement	—	—	(0.17)
Adjusted EPS	$6.38	$6.28	$5.85

Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the EPS impact of the FAS/CAS Adjustment, tax effected at the federal statutory rate of 35%, and from time to time, certain other items. In addition to the FAS/CAS Adjustment, our 2013 Adjusted EPS also excludes the EPS impact of the R&D tax credit that relates to 2012. In January 2013, Congress approved legislation that included the extension of the R&D tax credit. The legislation retroactively reinstated the R&D tax credit for 2012 and extended it through December 31,

2013. As a result, we recorded the 2012 benefit in the first quarter of 2013. In addition to the FAS/CAS Adjustment, our 2012 Adjusted EPS also excludes the EPS impact of the make-whole provision on the early retirement of debt and includes the favorable impact from the $25 million ($0.07 per diluted share) 2012 R&D tax credit that was recorded for GAAP reporting in the first quarter of 2013. The difference between the first quarter of 2013 ($0.08 per share) and full-year 2012 ($0.07 per share) impact of the 2012 R&D tax credit is due to a higher number of diluted shares for the full-year 2012 as compared to the first quarter of 2013. In addition to the FAS/CAS Adjustment, our 2011 Adjusted EPS also excludes the EPS impact of the 2011 Tax Settlement, and the UKBA LOC Adjustment tax effected at the 2011 U.K. statutory tax rate of approximately 25%, as described in Commitments and Contingencies, beginning on page 69. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and other postretirement benefit costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding.

SEGMENT RESULTS
We report our results in the following segments: IDS; IIS; MS; and SAS. The following provides some context for viewing our segment performance through the eyes of management.

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

Bookings—We disclose the amount of bookings and notable contract awards for each segment. Bookings generally represent the dollar value of new contracts awarded to us during the reporting period and include firm orders for which funding has not been appropriated. We believe bookings are an important measure of future performance and are an indicator of potential future changes in total net sales, because we cannot record revenues under a new contract without first having a booking in the current or a preceding period.

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

Bookings (In millions)	2013	2012	2011
Integrated Defense Systems	$5,869	$6,633	$7,605
Intelligence, Information and Services	5,046	5,470	6,158
Missile Systems	5,221	7,794	6,747
Space and Airborne Systems	5,996	6,607	6,045
Total	$22,132	$26,504	$26,555

Included in bookings were international bookings of $6,604 million, $5,979 million and $7,692 million in 2013, 2012, and 2011, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 30%, 23% and 29% of total bookings in 2013, 2012, and 2011, respectively. Classified bookings amounted to 13%, 16% and 12% of total bookings in 2013, 2012, and 2011, respectively.

We record bookings for not-to-exceed contract awards (e.g. undefinitized contract awards, binding letter agreements) based on reasonable estimates of expected contract definitization, which will generally not be less than 75% of the award. We subsequently adjust bookings to reflect the actual amounts definitized, or, when prior to definitization, when facts and circumstances indicate that our previously estimated amounts are no longer reasonable. The timing of awards that may cover multiple fiscal years influences the size of bookings in each year. Bookings exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite delivery/indefinite quantity (IDIQ) type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs and the impact is determinable.

Backlog—We disclose period-ending backlog for each segment. Backlog represents the dollar value of firm orders for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. Therefore, we discuss changes in backlog, including any significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portions of our contracts.

	Funded Backlog			Total Backlog
Backlog at December 31 (In millions)	2013	2012	2011	2013	2012	2011
Integrated Defense Systems	$9,397	$9,188	$8,512	$10,916	$11,656	$11,547
Intelligence, Information and Services	2,592	2,848	2,821	5,856	6,409	7,027
Missile Systems	6,859	7,535	6,957	9,162	10,676	9,446
Space and Airborne Systems	4,166	4,476	4,172	7,751	7,440	7,292
Total	$23,014	$24,047	$22,462	$33,685	$36,181	$35,312

Total backlog includes both funded backlog (firm orders for which funding is authorized, appropriated and contractually obligated by the customer for which work has not been performed) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer for which work has not been performed). Revenue is generally not recognized on backlog until funded. Backlog excludes unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ). Both funded and unfunded backlog are affected by changes in foreign exchange rates.

Total Net Sales—We generally express changes in net sales in terms of volume. Volume generally refers to increases or decreases in revenues related to varying amounts of total operating expenses, which are comprised of cost of sales and general and administrative expenses, which include administrative and selling expenses (including bid and proposal costs) and research and development expenses, incurred on individual contracts (i.e., from performance against contractual commitments on our bookings related to engineering, production or service activity). Therefore, we discuss volume changes attributable principally to individual programs unless there is a discrete event (e.g., a major contract termination, natural disaster or major labor strike), or some other unusual item that has a material effect on changes in a segment's volume for a reported period. Due to the nature of our contracts, the amount of costs incurred and related revenues will naturally fluctuate over the lives of our contracts. As a result, in any reporting period, the changes in volume on numerous contracts are likely to be due to normal fluctuations in our engineering, production or service activities.
Total net sales by segment were as follows:

Total Net Sales (In millions)	2013	2012	2011
Integrated Defense Systems	$6,489	$6,492	$6,441
Intelligence, Information and Services	6,045	6,335	6,470
Missile Systems	6,599	6,639	6,801
Space and Airborne Systems	6,371	6,823	6,818
Corporate and Eliminations	(1,798)	(1,875)	(1,739)
Total	$23,706	$24,414	$24,791

Total Operating Expenses—We generally disclose operating expenses for each segment in terms of the following: 1) cost of sales—labor; 2) cost of sales—materials and subcontractors; and 3) other costs of sales and other operating expenses.

Included in cost of sales—labor is the incurred direct labor associated with the performance of contracts in the current period and any applicable overhead and fringe costs. Included in cost of sales—materials and subcontractors is the incurred direct materials, subcontractor costs (which could include effort performed by other Raytheon segments or locations), and applicable overhead allocations in the current period. Included in other cost of sales and other operating expenses is other direct costs not captured in labor or material and subcontractor costs, such as precontract costs previously deferred, costs previously deferred into inventory on contracts using commercial or units of delivery accounting, applicable overhead allocations, general and administrative expenses, which include administrative and selling expenses (including bid and proposal costs) and research and development expenses, other direct costs (such as ancillary services and travel expenses) and adjustments for loss contracts.

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

Changes in net EAC adjustments typically relate to the current period impact of revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. We have a Company-wide standard and disciplined quarterly EAC process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (e.g. to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations, required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. Given that we have over 15,000 individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, as discussed above, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

EAC Adjustments (In millions)	2013	2012	2011
Gross favorable	$1,129	$1,026	$1,041
Gross unfavorable	(572)	(413)	(493)
Total net EAC adjustments	$557	$613	$548

In recent years, our net EAC adjustments generally have been between 2.0% and 2.5% of total net sales. For 2013, 2012 and 2011, our net EAC adjustments as a percentage of total net sales were 2.3%, 2.5% and 2.2%, respectively.

There were no significant individual EAC adjustments in 2013 and 2012. There was one significant individual EAC adjustment in 2011 for the UKBA LOC Adjustment of $80 million.

The $56 million decrease in net EAC adjustments in 2013 compared to 2012 was primarily due to the decrease in net EAC adjustments at SAS as described beginning on page 59.

The $65 million increase in net EAC adjustments in 2012 compared to 2011 was primarily due to the impact of the UKBA LOC Adjustment described above.

Changes in contract mix and other program performance refer to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes and other drivers of program performance, including margin rate increases or decreases due to EAC adjustments in prior periods. A higher or lower expected fee rate at the initial award of a contract typically correlates to the contract's risk profile, which is often specifically driven by the type of customer and related procurement regulations, the type of contract (e.g., fixed price vs. cost plus), the maturity of the product or service, and the scope of work. Changes in contract mix and other performance also include all other items which are not related to volume or EAC adjustments.

Because each segment has thousands of contracts in any reporting period, changes in operating income and margin are likely to be due to normal changes in volume, net EAC adjustments, and contract mix and other performance on many contracts with no single change, or series of related changes, materially driving a segment's change in operating income or operating margin percentage.

Operating income by segment was as follows:

Operating Income (In millions)	2013	2012	2011
Integrated Defense Systems	$1,115	$1,047	$998
Intelligence, Information and Services	510	536	480
Missile Systems	830	861	939
Space and Airborne Systems	920	988	951
FAS/CAS Adjustment	(249)	(255)	(337)
Corporate and Eliminations	(188)	(188)	(201)
Total	$2,938	$2,989	$2,830

Integrated Defense Systems
				% Change
(In millions, except percentages)	2013	2012	2011	2013 compared to 2012	2012 compared to 2011
Total Net Sales	$6,489	$6,492	$6,441	—%	0.8%
Total Operating Expenses
Cost of sales—labor	2,272	2,292	2,302	(0.9)%	(0.4)%
Cost of sales—materials and subcontractors	2,149	2,229	2,192	(3.6)%	1.7%
Other cost of sales and other operating expenses	953	924	949	3.1%	(2.6)%
Total Operating Expenses	5,374	5,445	5,443	(1.3)%	—%
Operating Income	$1,115	$1,047	$998	6.5%	4.9%
Operating Margin	17.2%	16.1%	15.5%

Change in Operating Income (in millions)		Year Ended 2013 Versus Year Ended 2012	Year Ended 2012 Versus Year Ended 2011
Volume		$(13)	$3
Net change in EAC adjustments		(7)	(14)
Mix and other performance		88	60
Total Change in Operating Income		$68	$49

				% Change
(In millions, except percentages)	2013	2012	2011	2013 compared to 2012	2012 compared to 2011
Bookings	$5,869	$6,633	$7,605	(11.5)%	(12.8)%
Total Backlog	10,916	11,656	11,547	(6.3)%	0.9%

IDS is a leader in integrated air and missile defense; radar solutions; naval combat and ship electronic systems; command, control, communications, computers and intelligence (C4I) solutions; and international and domestic Air Traffic Management (ATM) systems. IDS delivers combat-proven performance against the complete spectrum of airborne and ballistic missile threats and is a world leader in the technology, development, and production of sensors and mission systems. IDS provides solutions to the U.S. Department of Defense (DoD), the U.S. Intelligence Community, and the Federal Aviation Administration (FAA), as well as more than 50 international customers which represent approximately half of IDS’ business.

Total Net Sales—Total net sales in 2013 were relatively consistent with 2012. Included in total net sales in 2013 was $275 million of lower net sales from the scheduled completion of certain production phases on an international Patriot program awarded in the first quarter of 2008. The decrease was offset by higher net sales of $339 million on other integrated air and missile defense programs for international and domestic customers, driven principally by scheduled program production requirements and timing of new awards, and higher net sales of $115 million on a missile defense radar program for an international customer driven principally by scheduled program production requirements. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total net sales in 2012 were relatively consistent with 2011. Included in total net sales in 2012 was higher net sales of $281 million on an international Patriot program awarded in the second quarter of 2011 as the program transitioned into full production, $194 million on a missile defense radar program for an international customer as the program transitioned into full production, $155 million on various Patriot programs for an international customer, driven principally by scheduled program production requirements, $109 million on a close combat tactical radar program and $59 million on an air traffic control program due to planned increases in production. These increases were partially offset by $210 million of lower net sales from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008, $164 million from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program, $144 million of lower net sales on various global integrated sensors programs, $74 million of lower net sales on various air traffic control programs due to planned declines in production and $61 million of lower net sales on an international C4I program driven principally by program schedule requirements. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—Total operating expenses in 2013 were relatively consistent with 2012.

Total operating expenses in 2012 were relatively consistent with 2011. Included in total operating expenses in 2012 were higher total operating expenses of $611 million from the activity on the programs with higher net sales, and for the reasons described above in Total Net Sales, partially offset by $589 million from the activity on the programs with lower net sales, and for the reasons described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $68 million in 2013 compared to 2012 was primarily due to a change in mix and other performance of $88 million, principally driven by higher net sales on certain international

Patriot programs. Included in net EAC adjustments was approximately $42 million driven primarily by the reduction of expected costs to fulfill contractual commitments on nine contracts related to industrial cooperation agreements for an international customer driven by favorable experience in the fourth quarter of 2013. The increase in operating margin in 2013 compared to 2012 was primarily due to the change in mix and other performance.

The increase in operating income of $49 million in 2012 compared to 2011 was primarily due to a change in mix and other performance of $60 million, principally driven by higher net sales on certain international Patriot programs. The increase in operating margin in 2012 compared to 2011 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $10,916 million, $11,656 million and $11,547 million at December 31, 2013, 2012 and 2011, respectively. The decrease in backlog of $740 million or 6% at December 31, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in 2013, principally across our Global Integrated Sensors product line. The increase in backlog of $109 million at December 31, 2012 compared to December 31, 2011 was primarily due to bookings in excess of external sales, principally within our C4I product line, primarily on an international C4I program, partially offset by sales in excess of bookings across our Integrated Air & Missile Defense product line.

The bookings decrease of $764 million in 2013 compared to 2012 includes the $38 million increase in the specifically disclosed bookings below and a decrease from other IAMD programs primarily due to the timing of expected international awards and lower bookings on a close combat tactical radar program due to the completion of the program. In 2013, IDS booked $1,277 million on a ground based air defense system for Oman. IDS also booked $393 million for the Engineering and Manufacturing Development (EMD) phase of the Air and Missile Defense Radar (AMDR) for the U.S. Navy. In addition, IDS booked $353 million on the Aegis weapon system for the U.S. Navy, $310 million to provide Patriot engineering services support for U.S. and international customers, $297 million to provide advanced Patriot air and missile defense capability for an international customer, $204 million to provide Consolidated Contractor Logistics Support (CCLS), $173 million for the production of a AN/TPY-2 radar, $147 million for the radar sustainment contract for the Missile Defense Agency (MDA), $126 million for the Wide Area Augmentation System - Geostationary Earth Orbit program for the Federal Aviation Administration (FAA), $123 million on the Standard Terminal Automation Replacement System (STARS) program for the FAA, $93 million for in-service support for the Collins class submarine for the Royal Australian Navy, $84 million to provide air and missile defense capability for the U.S. Army, and $75 million on the Zumwalt-class destroyer program for the U.S. Navy.

The bookings decrease of $972 million in 2012 compared to 2011 was driven primarily by the $1,681 million decrease in the specifically disclosed bookings below. In 2012, IDS booked $650 million on an international C4I program, $422 million for production and sustainment of U.S. Army/U.S. Navy Transportable Radar Surveillance (AN/TPY-2) radars for the Missile Defense Agency (MDA), $366 million on the Zumwalt-class destroyer program for the U.S. Navy, $301 million to provide Patriot engineering services support for U.S. and international customers, $293 million to provide technical and logistics support for a Hawk and Patriot air and missile defense program for an international customer, $293 million on an Early Warning Surveillance Radar System (EWSRS) support program for Taiwan, $240 million to provide engineering services, production and support for the Aegis weapon system for the U.S. Navy, $199 million to provide Consolidated Contractor Logistics Support (CCLS) for the MDA, $198 million for the production of Airborne Low Frequency Sonar (ALFS) systems for the U.S. Navy, $184 million to provide advanced Patriot air and missile defense capability for an international customer, $173 million on the Standard Terminal Automation Replacement System (STARS) program for the FAA, $172 million for the Upgraded Early Warning Radar (UEWR) system for the MDA and the U.S. Air Force, and $126 million to provide air and missile defense capability for the U.S. Army.

In 2011, IDS booked $3,147 million for the Patriot Air and Missile Defense System, including $1,698 million for the Kingdom of Saudi Arabia, $560 million for Taiwan, $340 million for other international customers, and $257 million to provide engineering services support for U.S. and international customers. IDS booked $1,027 million for AN/TPY-2 radars, spares and training for the United Arab Emirates (UAE), MDA and U.S. Army. IDS also booked $345 million on the Zumwalt-class destroyer program for the U.S. Navy, $268 million for the production of ALFS systems and spares for the U.S. Navy and the Australian Navy, $211 million for the production of Sentinel radars, spares and services for the U.S. Army and international customers, $193 million to provide CCLS for the MDA, and $107 million for development on the competitively awarded Space Fence program for the U.S. Air Force.

Intelligence, Information and Services

				% Change
(In millions, except percentages)	2013	2012	2011	2013 compared to 2012	2012 compared to 2011
Total Net Sales	$6,045	$6,335	$6,470	(4.6)%	(2.1)%
Total Operating Expenses
Cost of sales—labor	2,345	2,417	2,400	(3.0)%	0.7%
Cost of sales—materials and subcontractors	2,521	2,669	2,807	(5.5)%	(4.9)%
Other cost of sales and other operating expenses	669	713	783	(6.2)%	(8.9)%
Total Operating Expenses	5,535	5,799	5,990	(4.6)%	(3.2)%
Operating Income	$510	$536	$480	(4.9)%	11.7%
Operating Margin	8.4%	8.5%	7.4%

Change in Operating Income (in millions)		Year Ended 2013 Versus Year Ended 2012	Year Ended 2012 Versus Year Ended 2011
Volume		$(24)	$(4)
Net change in EAC adjustments		(17)	42
Mix and other performance		15	18
Total Change in Operating Income		$(26)	$56

				% Change
(In millions, except percentages)	2013	2012	2011	2013 compared to 2012	2012 compared to 2011
Bookings	$5,046	$5,470	$6,158	(7.8)%	(11.2)%
Total Backlog	5,856	6,409	7,027	(8.6)%	(8.8)%

IIS provides a full range of technical and professional services to intelligence, defense, federal and commercial customers worldwide. IIS specializes in global Intelligence, Surveillance and Reconnaissance (ISR), navigation, DoD space and weather solutions, cybersecurity, analytics, training, logistics, mission support, and engineering and sustainment solutions. Key customers include the U.S. Intelligence Community, DoD agencies, the U.S. Armed Forces, the FAA, the National Oceanic and Atmospheric Administration (NOAA), Department of Homeland Security (DHS), the National Aeronautics and Space Administration (NASA) and an increasing number of international customers.

Total Net Sales—The decrease in total net sales of $290 million in 2013 compared to 2012 was primarily due to lower net sales of $97 million on classified programs, lower net sales of $64 million on training programs supporting the U.S. Army’s Warfighter FOCUS activities due to a decrease in customer determined activity levels, and lower net sales of $55 million on the National Science Foundation (NSF) Polar program, which was completed in the first quarter of 2012.

The decrease in total net sales of $135 million in 2012 compared to 2011 was primarily due to lower net sales of $121 million on the NSF Polar program, which was completed in the first quarter of 2012. Included in total net sales in 2012 was $54 million of lower net sales on the UKBA program as a result of the program termination. Also included in total net sales in 2012 was $72 million of higher net sales on the Joint Polar Satellite System (JPSS) program primarily due to scheduled design and production efforts and $47 million of higher net sales of cybersecurity solutions driven by recent acquisitions and increased customer orders. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The decrease in total operating expenses of $264 million in 2013 compared to 2012 was primarily due to the decrease in materials and subcontractor costs of $148 million. The decrease in materials and subcontractors costs was driven principally by the activity on the programs described above in Total Net Sales. Included in the decrease in total operating expenses was a decrease in other cost of sales and other operating expenses of $44 million, primarily due to the timing of costs applied to contracts through rates, which had an impact of $41 million.

The decrease in total operating expenses of $191 million in 2012 compared to 2011 was primarily due to the decrease in materials and subcontractor costs of $138 million and the decrease in other cost of sales and other operating expenses of $70 million. The decrease in materials and subcontractor costs was driven primarily by the activity on the NSF Polar contract and UKBA program as described above. The decrease in other cost of sales and other operating expenses was primarily due to the UKBA LOC Adjustment in the first quarter of 2011, as described in Commitments and Contingencies, which had an impact of $80 million.

Operating Income and Margin—The decrease in operating income of $26 million in 2013 compared to 2012 was primarily due to a decrease in volume of $24 million and a net change in EAC adjustments of $17 million, partially offset by a change in mix and other performance of $15 million. The decrease in volume was driven primarily by the programs described above in Total Net Sales. The net change in EAC adjustments was driven principally by increased estimated costs to complete a ground control system program. The change in mix and other performance was spread across numerous programs with no individual or common significant driver. Mix and other performance in 2013 included $9 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $31 million in 2012. Mix and other performance in 2013 also included an insurance recovery for legal expenses of $12 million, compared to $34 million in 2012. Operating income in 2013 and 2012 was reduced by approximately $21 million and $18 million, respectively, of certain cybersecurity-related acquisition costs and investments. Operating margin in 2013 was relatively consistent with 2012.

The increase in operating income of $56 million in 2012 compared to 2011 was primarily due to a net change in EAC adjustments of $42 million, driven principally by the UKBA LOC Adjustment in the first quarter of 2011, which had an impact of $80 million, partially offset by operational efficiencies in 2011 on various customized engineering and depot support programs. Mix and other performance in 2012 included $31 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $21 million in 2011. Mix and other performance in 2012 also included an insurance recovery for legal expenses of $34 million, compared to $9 million in 2011. Operating income in 2012 and 2011 was reduced by approximately $18 million and $14 million, respectively, of certain cybersecurity-related acquisition costs and investments. The increase in operating margin in 2012 compared to 2011 was primarily due to the net change in EAC adjustments and mix and other performance.

Backlog and Bookings—Backlog was $5,856 million, $6,409 million and $7,027 million at December 31, 2013, 2012 and 2011, respectively. The decrease in backlog of $553 million or 9% at December 31, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in 2013, driven primarily by numerous classified contracts, the Joint Polar Satellite System (JPSS) program, and the Global Positioning System Advanced Control Segment (GPS-OCX) program. The decrease in backlog of $618 million at December 31, 2012 compared to December 31, 2011 was primarily due to sales in excess of bookings in 2012, primarily for the GPS-OCX and JPSS programs.

The bookings decrease of $424 million in 2013 compared to 2012 was driven primarily by the $482 million decrease in the specifically disclosed bookings below. In 2013, IIS booked $823 million on domestic training programs and $346 million on foreign training programs in support of the Warfighter FOCUS activities, $251 million to design, develop, and deliver technical training to a commercial customer, and $166 million on a contract to provide ISR support to the U.S. Air Force. IIS also booked $1,530 million on a number of classified contracts, including a $100 million award for international cyber.

The bookings decrease of $688 million in 2012 compared to 2011 was driven primarily by the $560 million decrease in the specifically disclosed bookings below. In 2012, IIS booked $900 million on domestic training programs and $394 million on foreign training programs in support of the Warfighter FOCUS activities, $246 million for work on the Air Traffic Control Optimum Training Solution (ATCOTS) contract to maintain and improve air traffic control (ATC) training and support the FAA in meeting the current and future ATC demands, and $172 million on a contract to provide ISR support to the U.S. Air Force. Additionally, IIS booked $1,886 million on a number of classified contracts.

In 2011, IIS booked $994 million on domestic training programs and $347 million on foreign training programs in support of the Warfighter FOCUS activities, $520 million on the JPSS program for NASA, $183 million on a contract to provide ISR support to the U.S. Air Force, $150 million to provide operational and logistics support to the NSF Office of Polar Programs, $134 million for development on the GPS-OCX program for the U.S. Air Force, $120 million to design, develop and deliver technical training to a commercial customer and $100 million with Australia for base operations, maintenance and support services at the Harold E. Holt Naval Communications station. In addition, IIS booked $1,610 million on a number of classified contracts.

Missile Systems

				% Change
(In millions, except percentages)	2013	2012	2011	2013 compared to 2012	2012 compared to 2011
Total Net Sales	$6,599	$6,639	$6,801	(0.6)%	(2.4)%
Total Operating Expenses
Cost of sales—labor	2,008	1,977	1,912	1.6%	3.4%
Cost of sales—materials and subcontractors	2,732	2,766	2,812	(1.2)%	(1.6)%
Other cost of sales and other operating expenses	1,029	1,035	1,138	(0.6)%	(9.1)%
Total Operating Expenses	5,769	5,778	5,862	(0.2)%	(1.4)%
Operating Income	$830	$861	$939	(3.6)%	(8.3)%
Operating Margin	12.6%	13.0%	13.8%

Change in Operating Income (in millions)		Year Ended 2013 Versus Year Ended 2012	Year Ended 2012 Versus Year Ended 2011
Volume		$(1)	$(10)
Net change in EAC adjustments		14	(42)
Mix and other performance		(44)	(26)
Total Change in Operating Income		$(31)	$(78)

				% Change
(In millions, except percentages)	2013	2012	2011	2013 compared to 2012	2012 compared to 2011
Bookings	$5,221	$7,794	$6,747	(33.0)%	15.5%
Total Backlog	9,162	10,676	9,446	(14.2)%	13.0%

MS is a premier developer and producer of missile and combat systems for the armed forces of the U.S. and other allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, surveillance, targeting, and netted systems, MS develops and supports a broad range of advanced weapon systems, including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles, directed energy effectors and advanced combat sensor solutions. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA and the armed forces of more than 40 allied nations.

Total Net Sales—Total net sales in 2013 were relatively consistent with 2012. Included in total net sales was $247 million of lower net sales on U.S. Army sensor programs driven principally by planned declines in production due to the U.S. Army budget environment and higher net sales of $156 million on an international Paveway™ program due to planned production increases and development efforts and $114 million on an air warfare systems program due to higher volume driven by scheduled increases in production and development efforts. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

The decrease in total net sales of $162 million in 2012 compared to 2011 was primarily due to $188 million of lower net sales on U.S. Army sensor programs driven principally by planned declines in production and $141 million of lower net sales on an air warfare systems program due to lower volume driven by scheduled lower production rates. The lower net sales were partially offset by higher net sales of $170 million on the Standard Missile 3 (SM-3™) program due to higher volume driven by scheduled increases in production and development efforts.

Total Operating Expenses—Total operating expenses in 2013 were relatively consistent with 2012.

The decrease in total operating expenses of $84 million in 2012 compared to 2011 was primarily due to the decrease in other cost of sales and other operating expenses of $103 million. The decrease in other cost of sales and other operating expenses was driven principally by the amount of previously deferred precontract costs based on contract awards or funding, which had an impact of $83 million, and lower refurbishment costs due to scheduled lower production rates on the Phalanx program.

Operating Income and Margin—The decrease in operating income of $31 million in 2013 compared to 2012 was primarily due to the $44 million change in mix and other performance principally driven by $34 million due to lower net sales on certain air warfare systems programs and $26 million due to the activity on the U.S. Army sensor programs described above in Total Net Sales, partially offset by $17 million of costs related to ending a supplier agreement and $14 million for inventory valuation allowances in 2012. The decrease in operating margin in 2013 compared to 2012 was primarily due to the change in mix and other performance.

The decrease in operating income of $78 million in 2012 compared to 2011 was primarily due to a net change in EAC adjustments of $42 million, which included a $21 million favorable contract resolution in 2011, and a change in mix and other performance of $26 million. The decrease in mix and other performance was primarily due to $17 million of costs related to ending a supplier agreement and $14 million for inventory valuation allowances, and reduced sales on U.S. Army and other production programs, partially offset by both a $15 million negative adjustment in 2011 related to a contract settlement and prior period EAC adjustments on certain classified and close-in weapons systems programs, which had an impact of $20 million. The decrease in operating margin in 2012 compared to 2011 was primarily due to the net change in EAC adjustments.

Backlog and Bookings—Backlog was $9,162 million, $10,676 million and $9,446 million at December 31, 2013, 2012 and 2011, respectively. The decrease in backlog of $1,514 million or 14% at December 31, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings, principally within our Land Warfare Systems, Air and Missile Defense and Air Warfare Systems product lines. The increase in backlog of $1,230 million at December 31, 2012 compared to December 31, 2011 was primarily due to the higher 2012 bookings described below.

The bookings decrease of $2,573 million in 2013 compared to 2012 was driven primarily by the $2,355 million decrease in the specifically disclosed bookings below. In 2013, MS booked $619 million for the production and development of SM-3 and $586 million for the production of Advanced Medium-Range Air-to-Air Missile (AMRAAM®) for the U.S. Air Force and international customers, $423 million for Phalanx weapon systems for the U.S. Navy and international customers, $396 million for the production of Paveway™ for the U.S. Air Force and international customers, $343 million for the production of Exoatmospheric Kill Vehicle (EKV) contract for the MDA, $281 million for AIM-9X Sidewinder short range Air-To-Air Missiles for the U.S. Navy and international customers, $269 million for production of ESSM™ for the U.S. Navy and international customers, $265 million for the production of Standard Missile-6 (SM-6) for the U.S. Navy, $221 million for the production of Rolling Airframe Missile (RAM™) for the U.S. Navy and international customers, $189 million for the production of the Joint Stand-off Weapon (JSOW) for the U.S. Navy and international customers, and $94 million for the production of the Miniature Air-Launch Decoy (MALD®) program for the U.S. Air Force.

The bookings increase of $1,047 million in 2012 compared to 2011 was driven primarily by the $1,250 million increase in the specifically disclosed bookings below. In 2012, MS booked $1,421 million for the production and development of SM-3™ and $855 million for the EKV production contract for the MDA, $710 million for Tomahawk for the U.S. Navy and international customers, $689 million for the production of Paveway™ for the U.S. Air Force and international customers, $553 million for the production of AMRAAM® for the U.S. Air Force and international customers, $364 million for the production of RAM for the U.S. Navy and international customers, $356 million for the production of tube-launched, optically-tracked, wireless-guided (TOW®) missiles for the U.S. Army, $301 million for production of ESSM™ for the U.S. Navy and international customers, $281 million for the production of SM-6 for the U.S. Navy, $216 million for

AIM-9X Sidewinder short range Air-To-Air Missiles for the U.S. Navy and international customers, $190 million for Phalanx weapon systems for the U.S. Navy and international customers, and $105 million for production of MALD® for the U.S. Air Force.

In 2011, MS booked $1,402 million for the development of SM-3 for the MDA, $696 million for the production of AMRAAM® for the U.S. Air Force and international customers, $393 million for production of ESSM™ for the U.S. Navy and international customers, $374 million for Phalanx weapon systems for the U.S. Navy and international customers, $311 million for the production of Excalibur for the U.S. Army, U.S. Marines, and an international customer, $270 million for the production of Paveway™ for the U.S. Air Force and international customers, $237 million for the production of Standard Missile-2 (SM-2) for the U.S. Navy and international customers, $225 million for a major classified program, $210 million for production of SM-6 for the U.S. Navy, $191 million for the production of the Joint Stand-off Weapon (JSOW) for the U.S. Navy and international customers, $152 million for the production of TOW® missiles for the U.S. Army, $146 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) program for the U.S. Army, $113 million for production of MALD® for the U.S. Air Force and $71 million for the Thermal Weapon Sight (TWS) program for the U.S. Army.

Space and Airborne Systems

				% Change
(In millions, except percentages)	2013	2012	2011	2013 compared to 2012	2012 compared to 2011
Total Net Sales	$6,371	$6,823	$6,818	(6.6)%	0.1%
Total Operating Expenses
Cost of sales—labor	2,446	2,452	2,507	(0.2)%	(2.2)%
Cost of sales—materials and subcontractors	2,166	2,567	2,597	(15.6)%	(1.2)%
Other cost of sales and other operating expenses	839	816	763	2.8%	6.9%
Total Operating Expenses	5,451	5,835	5,867	(6.6)%	(0.5)%
Operating Income	$920	$988	$951	(6.9)%	3.9%
Operating Margin	14.4%	14.5%	13.9%

Change in Operating Income (in millions)		Year Ended 2013 Versus Year Ended 2012	Year Ended 2012 Versus Year Ended 2011
Volume		$(56)	$(2)
Net change in EAC adjustments		(46)	79
Mix and other performance		34	(40)
Total Change in Operating Income		$(68)	$37

				% Change
(In millions, except percentages)	2013	2012	2011	2013 compared to 2012	2012 compared to 2011
Bookings	$5,996	$6,607	$6,045	(9.2)%	9.3%
Total Backlog	7,751	7,440	7,292	4.2%	2.0%

SAS is a leader in the design and development of integrated sensor and communication systems for advanced missions, including traditional and non-traditional ISR, precision engagement, unmanned aerial operations, and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides electro-optical/infrared sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, signals intelligence systems, processors, electronic warfare systems, communication systems, and space-qualified systems for civil and military applications. Key customers include the U.S. Navy, Air Force and Army, as well as classified and international customers.

Total Net Sales—The decrease in total net sales of $452 million in 2013 compared to 2012 was primarily due to lower net sales of $197 million on certain classified programs and $119 million on certain intelligence, surveillance and reconnaissance programs due to reduced program requirements.

Total net sales in 2012 were relatively consistent with 2011. Included in total net sales was $100 million of higher net sales due to increased volume on an international tactical airborne radar program primarily due to program schedule requirements. Also included in total net sales was $107 million of lower net sales on certain radio and communications programs driven principally by reduced customer program requirements, $97 million of lower net sales due to lower volume on certain sensor systems programs due to program schedule requirements and $85 million of lower net sales of acoustic sensor systems due to higher 2011 deliveries based on customer demand. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The decrease in total operating expenses of $384 million in 2013 compared to 2012 was primarily due to a decrease in materials and subcontractors costs of $401 million, primarily due to the activity on the programs described above in Total Net Sales.

Total operating expenses in 2012 were relatively consistent with 2011. The increase in other cost of sales and other operating expenses of $53 million was primarily due to the timing and amount of adjustments for loss contracts.

Operating Income and Margin—The decrease in operating income of $68 million in 2013 compared to 2012 was due to a decrease in volume of $56 million and a net change in EAC adjustments of $46 million, partially offset by a change in mix and other performance of $34 million. The decrease in volume was driven principally by the programs described above in Total Net Sales. The net change in EAC adjustments was principally from higher EAC adjustments in 2012 on integrated communications systems programs as a result of material and labor efficiencies spread across various production programs. The increase in mix and other performance was primarily due to $34 million of income in 2013 from certain license royalties based on third-party usage compared with $4 million in 2012, partially offset by $45 million of acquisition-related costs in 2013 compared with $33 million in 2012. Operating margin in 2013 was relatively consistent with 2012.

The increase in operating income of $37 million in 2012 compared to 2011 was primarily due to a net change in EAC adjustments of $79 million principally as a result of material and support efficiencies and contract modifications on international tactical airborne radar programs and certain classified programs, partially offset by a change in mix and other performance of $40 million driven primarily by reduced deliveries of acoustic sensor systems. Included in mix and other performance in 2012 and 2011 was $33 million and $53 million, respectively, of acquisition-related costs. The increase in operating margin in 2012 compared to 2011 was primarily due to the net change in EAC adjustments and the change in mix and other performance.

Backlog and Bookings—Backlog was $7,751 million, $7,440 million and $7,292 million at December 31, 2013, 2012 and 2011, respectively. The increase in backlog of $311 million or 4% at December 31, 2013 compared to December 31, 2012 was primarily due to bookings in excess of sales, principally within our Tactical Airborne Systems product line. Backlog at December 31, 2012 was relatively consistent with December 31, 2011.

The bookings decrease of $611 million in 2013 compared to 2012 was driven primarily by the $998 million decrease in the specifically disclosed bookings below. In 2013, SAS booked $825 million on radar contracts for international customers, $210 million to provide Multi-Spectral Targeting Systems (MTS) for unmanned aerial vehicles to the U.S. Air Force, and $132 million for the Navy Multiband Terminal (NMT) program for the U.S. Navy. SAS also booked $862 million on a number of classified contracts.

The bookings increase of $562 million in 2012 compared to 2011 was driven primarily by the $826 million increase in the specifically disclosed bookings below. In 2012, SAS booked $617 million on radar contracts for international customers, $205 million to provide MTS for unmanned aerial vehicles to the U.S. Air Force, $187 million for the NMT program for the U.S. Navy, $77 million for the production of radar warning receivers for the U.S. Navy, and $76 million for the production of the Multi-Platform Radar Technology Insertion Program (MP-RTIP) surveillance system for NATO. SAS also booked $1,865 million on a number of classified contracts.

In 2011, SAS booked $782 million on an international Active Electronically Scanned Array (AESA) program for F-15's to the Kingdom of Saudi Arabia, $291 million for the production of AESA radars for the U.S. Air Force, U.S. Navy and the Air National Guard, $78 million on radar contracts for an international customer and $64 million for Enhanced Position Location Reporting System (EPLRS) and MicroLight® radios from the Australian Defence Materiel Organisation (DMO). SAS also booked $986 million on a number of classified contracts.

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

The components of the FAS/CAS Adjustment were as follows:

(In millions)	2013	2012	2011
FAS/CAS Pension Adjustment	$(253)	$(255)	$(340)
FAS/CAS PRB Adjustment	4	—	3
FAS/CAS Adjustment	$(249)	$(255)	$(337)

The components of the FAS/CAS Pension Adjustment were as follows:

(In millions)	2013	2012	2011
FAS expense	$(1,240)	$(1,093)	$(1,073)
CAS expense	987	838	733
FAS/CAS Pension Adjustment	$(253)	$(255)	$(340)

As described above in Critical Accounting Estimates, a key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differ from our assumptions under each set of requirements. Generally, such gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 10 years at December 31, 2013, and are currently amortized under CAS over a 15-year period. However, the CAS Harmonization described above reduced this amortization period from 15 to 10 years beginning in 2013, as well as changed the liability measurement method. In accordance with both FAS and CAS, a “calculated market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect recent gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

The change in our FAS/CAS Pension Adjustment of $2 million in 2013 compared to 2012 was driven by a $147 million increase in FAS and a $149 million increase in our CAS expense. The increase in our FAS expense in 2013 was primarily due to the increase in the amortization of deferred actuarial losses as a result of the decrease in the discount rate. The increase in the CAS expense in 2013 was primarily due to the continued recognition of the 2008 negative asset returns.

The change in the FAS/CAS Pension Adjustment of $85 million in 2012 compared to 2011 was primarily driven by a $105 million increase in our CAS expense, primarily due to the continued recognition of the 2008 negative asset returns.

For 2014 compared to 2013, we currently expect our FAS expense to decrease and our CAS expense to increase, which causes the FAS/CAS Pension Adjustment to increase income. We expect the FAS/CAS Pension Adjustment to be approximately $346 million of income driven by the higher discount rate environment, the differences in the recognition period for actual asset gains and losses under FAS and CAS and CAS harmonization, as described above. This expected decrease in FAS expense and increase in CAS expense is subject to our annual update, generally planned in the third quarter, of our actuarial estimate of the unfunded benefit obligation for both FAS and CAS for final census data. After 2014, the FAS/CAS Pension Adjustment is more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2013 and taking into account CAS Harmonization, which increases CAS expense in 2014 and beyond, we would expect our FAS/CAS Pension Adjustment to increase income in 2015.

The components of the FAS/CAS PRB Adjustment were as follows:

(In millions)	2013	2012	2011
FAS (expense) income	$(10)	$(16)	$(13)
CAS expense	14	16	16
FAS/CAS PRB Adjustment	$4	$—	$3

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

The components of total net sales and operating income related to Corporate and Eliminations were as follows:

Total Net Sales (in millions)	2013	2012	2011
Intersegment sales eliminations	$(1,798)	$(1,875)	$(1,739)
Corporate	—	—	—
Total	$(1,798)	$(1,875)	$(1,739)

Total Operating Income (in millions)	2013	2012	2011
Intersegment profit eliminations	$(160)	$(177)	$(161)
Corporate	(28)	(11)	(40)
Total	$(188)	$(188)	$(201)

Total net sales and operating income related to Corporate in 2013 remained relatively consistent with 2012 and 2011.

Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

In the divestiture of Flight Options LLC (Flight Options), we agreed to indemnify Flight Options in the event Flight Options was assessed and paid excise taxes. In the fourth quarter of 2010, Internal Revenue Service (IRS) appeals proceedings failed to resolve the federal excise tax dispute, and as a result, the IRS assessed Flight Options for excise taxes. As a result, in the fourth quarter of 2010, we recorded a $39 million charge, net of federal tax benefit, in discontinued operations. In the first quarter of 2011, Flight Options paid the assessment. We contested the matter through litigation, and in the fourth quarter of 2013, we reached a settlement and recorded a $33 million gain, net of federal tax expense, in discontinued operations.

Additionally in the fourth quarter of 2013, we reached a settlement regarding certain tax audits associated with our divestiture of Raytheon Aircraft Company (Raytheon Aircraft). As a result of this settlement, we recorded a $25 million gain, net of federal tax expense, in discontinued operations.

We retained certain assets and liabilities of our previously-disposed businesses. At December 31, 2013 and December 31, 2012, we had $56 million and $7 million, respectively, of assets primarily related to the receivable associated with the Flight Options excise tax settlement, and our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At December 31, 2013 and December 31, 2012, we had $16 million and $36 million, respectively, of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations which we include in our pension disclosures.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at December 31, 2013 and 2012:

(In millions)	2013	2012
Cash and cash equivalents	$3,296	$3,188
Short-term investments	1,001	856
Working capital	4,006	3,344
Amount available under our credit facilities	1,398	1,398

Operating Activities

(In millions)	2013	2012	2011
Net cash provided by (used in) operating activities from continuing operations	$2,382	$1,951	$2,102
Net cash provided by (used in) operating activities	2,378	1,957	2,107

The change of $421 million in net cash provided by (used in) operating activities in 2013 compared to 2012 was primarily due to lower net tax payments and lower pension contributions described below. Net cash provided by (used in) operating activities in 2012 remained relatively consistent with 2011.

Pension Plan Contributions—We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the PPA, which amended the ERISA rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under the PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the PPA calculated funded status at the beginning of the year. The PPA funded status is based on actual asset performance, averaged over three years and PPA discount rates, which are based on a 24-month average of high quality corporate bond rates, as published by the IRS. In July 2012, the Surface Transportation Extension act, which is also referred to as the Moving ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision adjusts the 24-month average high quality bond rates used to determine the PPA funded status so that they are within a floor and cap, or "corridor," based on the 25-year average of corporate bond rates. Beginning in 2012, interest rates must be between 90% and 110% of the 25-year rate, with a 5% increase in this corridor for each year from 2013–2016, resulting in a gradual phase-out of the provision. As a result of the STE Act, at January 1, 2012, the approximate PPA funding status for most of our plan increased from 80–90% funded to 90–100% funded and reduced our cash funding requirements primarily in 2012 and 2013. Funding requirements for future periods will be based on actual asset performance and future interest rates. Pension assets and liabilities are valued annually at December 31 for purposes of determining funded status and future year FAS expense, CAS expense and cash funding requirements.

The STE Act does not change the calculation of our FAS expense. However, reductions in our required contributions could increase our FAS expense in future years by the amount of expected return that would have applied to the contributions. Our discretionary pension contributions in 2013 and 2012 generally offset the impact to our future year FAS expense that would have resulted from the reduced funding requirements under the STE Act. In addition, based upon current interest rate projections, the STE Act could have a modest impact on our CAS expense in 2014, when CAS Harmonization incorporates the PPA interest rate into CAS calculations.

We made the following required and discretionary contributions during the years ended December 31:

(In millions)	2013	2012	2011
Required pension contributions	$778	$721	$1,078
Discretionary pension contributions	300	500	750
Total	$1,078	$1,221	$1,828

The increase in required contributions of $57 million in 2013 compared to 2012 was primarily due to the gradual phase out of the STE Act as discussed above. The decrease in required contributions of $357 million in 2012 compared to 2011 was primarily due to the passage of the STE Act as discussed above. We expect to make required contributions to our pension and other postretirement benefit plans of approximately $900 million in 2014. We periodically evaluate whether to make discretionary contributions. Due to the differences in requirements and calculation methodologies, our FAS pension expense or income is not indicative of the funding requirement or amount of government recovery.

Other postretirement benefit payments were $22 million, $19 million and $18 million in 2013, 2012 and 2011, respectively.

Tax Payments—We made the following net tax payments during the years ended December 31:

(In millions)	2013	2012	2011
Federal	$628	$826	$332
Foreign	22	13	94
State	39	78	12

Federal and foreign net tax payments for 2014 are expected to approximate $700 million.

Interest Payments—We made interest payments on our outstanding debt of $210 million, $198 million and $167 million in 2013, 2012 and 2011, respectively. The increase in interest payments in 2013 compared to 2012 was primarily due to the issuance of $1.1 billion of fixed rate long-term debt in the fourth quarter of 2012. The increase in interest payments in 2012 compared to 2011 was primarily due to the issuance of $1.0 billion of fixed rate long-term debt in the fourth quarter of 2011.

Investing Activities

(In millions)	2013	2012	2011
Net cash provided by (used in) investing activities from continuing operations	$(473)	$(1,523)	$(1,083)
Net cash provided by (used in) investing activities	(473)	(1,523)	(1,051)

The change of $1,050 million in net cash provided by (used in) investing activities in 2013 compared to 2012 was primarily due to the short-term investments activity described below and lower cash payments for acquisitions as described below. The change of $472 million in net cash provided by (used in) investing activities in 2012 compared to 2011 was primarily due to purchases of short-term investments, as described below, partially offset by lower cash payments for acquisitions as described below.

Additions to property plant and equipment and capitalized internal use software—Additions to property, plant and equipment and capitalized internal use software were as follows:

(In millions)	2013	2012	2011
Additions to property, plant and equipment	$280	$339	$340
Additions to capitalized internal use software	49	76	97

We expect our property, plant and equipment and capitalized internal use software expenditures to be approximately $390 million and $60 million, respectively, in 2014, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term investments activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

(In millions)	2013	2012	2011
Purchases of short-term investments	$(1,241)	$(1,505)	$—
Sales of short-term investments	325	150	—
Maturities of short-term investments	779	505	—

As of December 31, 2013, our short-term investments had an average maturity of approximately three months.

Acquisitions and Divestitures—In pursuing our business strategies, we acquire and invest in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. Payments for purchases of acquired companies, net of cash acquired were as follows:

(In millions)	2013	2012	2011
Payments for purchases of acquired companies, net of cash acquired	$9	$301	$645

In June 2013, we acquired Visual Analytics, Incorporated, subsequently renamed Raytheon Visual Analytics Incorporated. RVAI further extends our capabilities to meet the data analytics, data visualization and information sharing needs of our customers, and this acquisition is part of our strategy to enhance our Intelligence, Information and Services (IIS) offerings. In connection with this acquisition, we have recorded $12 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $3 million of intangible assets, primarily related to technology and customer relationships with a weighted-average life of seven years.
In December 2012, we acquired the Government Solutions business of SafeNet, Inc., subsequently renamed Raytheon Secure Information Systems, LLC (RSIS) for approximately $280 million in cash, net of cash acquired and exclusive of retention payments. RSIS was integrated into our Space and Airborne Systems (SAS) business, within the Integrated Communications Systems product line as the Secure Information Systems product area. RSIS provides advanced encryption capabilities needed by government and industry customers to protect classified data. In connection with this transaction we have recorded $195 million of goodwill related to expected synergies from combining operations and the value of the existing workforce, and $75 million of intangible assets, primarily related to technology with a weighted-average life of eight years.
Additionally, in 2012 we acquired Teligy, Inc., subsequently renamed Raytheon Teligy, Inc., and an Australian company, Poseidon Scientific Instruments Pty Ltd., for an aggregate of $22 million in cash, net of cash acquired. Raytheon Teligy, Inc. further extends our cybersecurity offerings in wireless communications at Intelligence, Information and Services (IIS). The Poseidon Scientific Instruments Pty Ltd. acquisition is part of our strategy to extend and enhance our Integrated Defense Systems (IDS) offerings. In connection with these acquisitions we recorded $15 million of goodwill, primarily related to expected synergies from combining operations, and $5 million of intangible assets, primarily related to customer relationships and technology with a weighted-average life of six years.
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
Additionally, in 2011 we acquired Henggeler Computer Consultants Inc., Pikewerks Corporation and substantially all of the assets of Ktech Corporation for an aggregate of $145 million in cash, net of cash acquired. The Henggeler Computer Consultants Inc. and Pikewerks Corporation acquisitions enhance our cybersecurity and information assurance capabilities at Intelligence, Information and Services (IIS). The Ktech Corporation acquisition is part of our strategy to extend and enhance our Missile Systems (MS) offerings. In connection with these acquisitions, we recorded $112 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $26 million of intangible assets, primarily related to customer relationships, trade names and technology with an initial estimated weighted-average life of seven years.

Financing Activities

(In millions)	2013	2012	2011
Net cash provided by (used in) financing activities	$(1,797)	$(1,246)	$(694)

We have used cash provided by operating activities, and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change of $551 million in net cash provided by (used in) financing activities in 2013 compared to 2012 was primarily due to the change in the amount of stock repurchased described below and the net impact of the issuance and repayment of long-term debt in 2012. The change of $552 million in net cash provided by (used in) financing activities in 2012 compared to 2011 was primarily due to the repayments of long-term debt in 2012 offset by the change in the amount of stock repurchased described below.

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

Stock Repurchases—In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. Additionally, in November 2013, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At December 31, 2013, we had approximately $2.3 billion available under these repurchase programs. Stock repurchases will take place from time to time at management’s discretion depending on market conditions.

Stock repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards, restricted stock units and stock options issued to employees.

Our stock repurchases were as follows:

(In millions)	2013		2012		2011
	$	Shares	$	Shares	$	Shares
Stock repurchased under our stock repurchase programs	$1,075	15.2	$825	15.9	$1,250	27.1
Stock repurchased to satisfy tax withholding obligations	48	0.8	37	0.7	36	0.7
Total stock repurchases	$1,123	16.0	$862	16.6	$1,286	27.8

In May 2010, our stockholders approved the Raytheon 2010 Stock Plan. Under the plan, we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

(In millions, except per share amounts)	2013	2012	2011
Cash dividends per share	$2.20	$2.00	$1.72
Total dividends paid	694	643	588

In March 2013, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.00 to $2.20 per share. In March 2012, our Board of Directors authorized a 16% increase in our annual dividend payout rate from $1.72 to $2.00 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $4.7 billion at December 31, 2013, and December 31, 2012. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2041.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $4.3 billion and $4.0 billion at December 31, 2013 and December 31, 2012, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1, and commercial paper of corporations with a minimum long-term debt rating of A+ or A1 and minimum short-term debt rating of A-1 and P-1. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $810 million and $725 million at December 31, 2013 and December 31, 2012, respectively. In the first quarter of 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million. The transaction does not affect our indefinite reinvestment assertion because it generated a net tax benefit of approximately $80 million. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016, replacing the previous $500 million and $1.0 billion credit facilities, which were both scheduled to mature in November 2012.

Under the $1.4 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at December 31, 2013, borrowings would generally bear interest at LIBOR plus 90 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of December 31, 2013 and December 31, 2012, there were no borrowings outstanding under this credit facility. However, we had $2 million of outstanding letters of credit at December 31, 2013 and December 31, 2012, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during 2013 and 2012. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 30.0% at December 31, 2013. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of December 31, 2013 to our short and long-term senior unsecured debt:

	Short-Term	Long-Term Senior
Rating Agency	Debt Rating	Debt Rating	Outlook	Date of Last Action
Fitch	F2	A-	Stable	September 2008
Moody’s	P-2	A3	Stable	October 2011
S&P	A-2	A-	Stable	September 2008

Shelf Registrations—We have an effective shelf registration with the SEC, filed in January 2013, which covers the registration of debt securities, common stock, preferred stock and warrants.

CONTRACTUAL OBLIGATIONS
The following is a schedule of our contractual obligations outstanding at December 31, 2013:

	Payment due by period
(In millions)	Total	Less than 1 year (2014)	1–3 years (2015–2016)	3–5 years (2017–2018)	After 5 years (2019 and thereafter)
Debt(1)	$4,783	$—	$—	$591	$4,192
Interest payments	2,723	209	418	410	1,686
Operating leases	986	205	303	185	293
Purchase obligations	6,526	5,194	1,144	119	69
Total	$15,018	$5,608	$1,865	$1,305	$6,240

(1)	Debt includes scheduled principal payments only.

Purchase obligations in the table above represent enforceable and legally binding agreements with suppliers to purchase goods or services. We enter into contracts with customers, primarily the U.S. Government, which entitle us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included above notwithstanding the amount for which we are entitled to full recourse from our customers. The table above does not include required pension and other postretirement benefit contributions. We expect to make required pension and other postretirement benefit contributions of approximately $900 million in 2014, exclusive of any U.S. Government recovery. Amounts beyond 2014 for required pension and other postretirement benefit contributions depend upon actuarial assumptions, actual plan asset performance and other factors described under pension costs in Critical Accounting Estimates beginning on page 34. However, based solely on our current assumptions, we expect our funding requirements to be approximately $1 billion in 2015, exclusive of any U.S. Government recovery, and decreasing thereafter.

Interest payments include interest on debt that is redeemable at our option.

As of December 31, 2013 and December 31, 2012, the total amount of unrecognized tax benefits for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $121 million and $141 million, respectively, and was included in accrued retiree benefits and other long-term liabilities. These amounts were not included in the table above because we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

OFF-BALANCE SHEET ARRANGEMENTS
At December 31, 2013, we had no significant off-balance sheet arrangements other than operating leases and guarantees to third parties on behalf of our affiliates as described below in Commitments and Contingencies. Such arrangements are not material to our overall liquidity or capital resources, market risk support or credit risk support as described below.

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

(In millions, except percentages)	2013	2012
Total remediation costs—undiscounted	$198	$202
Weighted-average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$133	$131
Recoverable portion	90	86

We also lease certain government-owned properties and generally are not liable for remediation of preexisting environmental contamination at these sites. As a result, we generally do not provide for these costs in our consolidated financial statements.

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

Environmental remediation costs expected to be incurred are:

(In millions)
2014	$43
2015	19
2016	15
2017	11
2018	10
Thereafter	100

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

(In millions)	2013	2012
Guarantees	$378	$255
Letters of Credit	1,424	1,474
Surety Bonds	238	239

Included in guarantees and letters of credit described above were $233 million and $268 million, respectively, at December 31, 2013, and $108 million and $225 million, respectively, at December 31, 2012, related to our Thales-Raytheon Systems Co. Ltd. (TRS) joint venture. We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At December 31, 2013, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2013. At December 31, 2013 and December 31, 2012, we had an estimated liability of $8 million and $4 million, respectively, related to these guarantees and letters of credit.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at December 31, 2013.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2013, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. To the extent we have entered into purchase obligations that satisfy our offset agreements, those amounts are included in the Contractual Obligations table on page 68. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $579 million based on foreign exchange rates as of December 31, 2013) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.

As a result of the Tribunal's decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which was included in the operating expenses of our Intelligence, Information and Services (IIS) segment in the first quarter of 2011.

In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $827 million based on foreign exchange rates as of December 31, 2013) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $687 million based on foreign exchange rates as of December 31, 2013). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $500 million based on foreign exchange rates as of December 31, 2013) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and were completed in 2013. We expect a decision in the first half of 2014.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at December 31, 2013 and 2012. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity.
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

As part of the 2013 business consolidation, the total costs of the severance benefits to terminated employees were not material, and almost all of the costs were incurred in accordance with existing termination benefit plans and not as one-time termination benefits. Additionally, relocation and other costs associated with the business consolidation were not material. Although not material, the majority of these costs will be recovered in our overhead rates.

ACCOUNTING STANDARDS
New pronouncements issued but not effective until after December 31, 2013, are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of December 31, 2013 and December 31, 2012 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at December 31, 2013 and December 31, 2012.

As of December 31, 2013
Principal Payments and Interest Rate Detail by Contractual Maturity Dates
(In millions, except percentages)

Long—Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$591	$4,192	$4,783	$5,036
Average interest rate	—	—	—	—	6.549%	4.065%	4.372%

As of December 31, 2012
Principal Payments and Interest Rate Detail by Contractual Maturity Dates
(In millions, except percentages)

Long—Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$—	$4,783	$4,783	$5,483
Average interest rate	—	—	—	—	—	4.372%	4.372%

In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,396 million and $1,305 million at December 31, 2013 and December 31, 2012, respectively.

For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $23 million and $17 million were included in non-current assets and unrealized losses of $26 million and $14 million were included in current liabilities at December 31, 2013 and December 31, 2012, respectively.

Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At December 31, 2013, we had short-term investments with a fair value of $1,001 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high-quality certificates of deposit).

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements and our internal control over financial reporting and their report follows. Our stockholders ratified the appointment of PricewaterhouseCoopers LLP at the 2013 Annual Meeting of Stockholders.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control – Integrated Framework, issued by the COSO in 1992. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/ William H. Swanson	/s/ David C. Wajsgras
William H. Swanson	David C. Wajsgras
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raytheon Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows present fairly, in all material respects, the financial position of Raytheon Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Boston, Massachusetts
February 11, 2014

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amount) December 31:	2013	2012
Assets
Current assets
Cash and cash equivalents	$3,296	$3,188
Short-term investments	1,001	856
Contracts in process, net	4,870	4,543
Inventories	363	381
Deferred taxes	24	96
Prepaid expenses and other current assets	262	182
Total current assets	9,816	9,246
Property, plant and equipment, net	1,937	1,986
Deferred taxes	66	1,367
Goodwill	12,764	12,756
Other assets, net	1,384	1,331
Total assets	$25,967	$26,686

Liabilities and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,350	$2,398
Accounts payable	1,178	1,348
Accrued employee compensation	1,068	1,014
Other accrued expenses	1,214	1,142
Total current liabilities	5,810	5,902
Accrued retiree benefits and other long-term liabilities	3,903	7,854
Deferred taxes	323	9
Long-term debt	4,734	4,731
Commitments and contingencies (Note 10)

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 315 and 328 shares outstanding at 2013 and 2012, respectively.	3	3
Additional paid-in capital	1,972	2,928
Accumulated other comprehensive loss	(5,113)	(7,788)
Retained earnings	14,173	12,883
Total Raytheon Company stockholders’ equity	11,035	8,026
Noncontrolling interests in subsidiaries	162	164
Total equity	11,197	8,190
Total liabilities and equity	$25,967	$26,686

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts) Years Ended December 31:	2013	2012	2011
Net sales
Products	$19,855	$20,380	$20,725
Services	3,851	4,034	4,066
Total net sales	23,706	24,414	24,791
Operating expenses
Cost of sales—products	15,292	15,712	16,245
Cost of sales—services	3,240	3,380	3,419
General and administrative expenses	2,236	2,333	2,297
Total operating expenses	20,768	21,425	21,961
Operating income	2,938	2,989	2,830
Non-operating (income) expense, net
Interest expense	210	201	172
Interest income	(12)	(9)	(14)
Other (income) expense, net	(17)	18	12
Total non-operating (income) expense, net	181	210	170
Income from continuing operations before taxes	2,757	2,779	2,660
Federal and foreign income taxes	808	878	782
Income from continuing operations	1,949	1,901	1,878
Income (loss) from discontinued operations, net of tax	64	(1)	18
Net income	2,013	1,900	1,896
Less: Net income attributable to noncontrolling interests in subsidiaries	17	12	30
Net income attributable to Raytheon Company	$1,996	$1,888	$1,866

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$5.97	$5.67	$5.25
Income (loss) from discontinued operations, net of tax	0.20	—	0.05
Net income	6.17	5.67	5.30
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$5.96	$5.65	$5.22
Income (loss) from discontinued operations, net of tax	0.20	—	0.05
Net income	6.16	5.65	5.28
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$1,932	$1,889	$1,848
Income (loss) from discontinued operations, net of tax	64	(1)	18
Net income	$1,996	$1,888	$1,866

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions) Years Ended December 31:	2013	2012	2011
Net income	$2,013	$1,900	$1,896
Other comprehensive income (loss), before tax:
Foreign exchange translation	(13)	35	(3)
Cash flow hedges and interest rate locks	(4)	13	(9)
Unrealized gains (losses) on investments and other, net	1	(6)	3
Pension and other employee benefit plans, net:
Net change in initial net obligation	—	1	4
Prior service (cost) credit arising during period	—	(2)	45
Net gain (loss) arising during period	2,965	(2,217)	(3,688)
Amortization of prior service cost (credit) included in net periodic cost	7	7	1
Amortization of net actuarial loss included in net income	1,154	942	795
Effect of exchange rates	2	(6)	(2)
Pension and other employee benefit plans, net	4,128	(1,275)	(2,845)
Other comprehensive income (loss), before tax	4,112	(1,233)	(2,854)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,437)	446	999
Other comprehensive income (loss), net of tax	2,675	(787)	(1,855)
Total comprehensive income	4,688	1,113	41
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	17	12	30
Comprehensive income attributable to Raytheon Company	$4,671	$1,101	$11

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2013, 2012 and 2011 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2010	$4	$4,506	$(5,146)	$10,390	$9,754	$136	$9,890
Net income				1,866	1,866	30	1,896
Other comprehensive income (loss), net of tax			(1,855)		(1,855)		(1,855)
Dividends declared				(600)	(600)		(600)
Distributions and other activity related to noncontrolling interests					—	(7)	(7)
Common stock plans activity		180			180		180
Warrants exercised		123			123		123
Share repurchases	(1)	(1,286)			(1,287)		(1,287)
Balance at December 31, 2011	3	3,523	(7,001)	11,656	8,181	159	8,340
Net income				1,888	1,888	12	1,900
Other comprehensive income (loss), net of tax			(787)		(787)		(787)
Dividends declared				(661)	(661)		(661)
Distributions and other activity related to noncontrolling interests					—	(7)	(7)
Common stock plans activity		267			267		267
Share repurchases		(862)			(862)		(862)
Balance at December 31, 2012	3	2,928	(7,788)	12,883	8,026	164	8,190
Net income				1,996	1,996	17	2,013
Other comprehensive income (loss), net of tax			2,675		2,675		2,675
Dividends declared				(706)	(706)		(706)
Distributions and other activity related to noncontrolling interests					—	(19)	(19)
Common stock plans activity		167			167		167
Share repurchases		(1,123)			(1,123)		(1,123)
Balance at December 31, 2013	$3	$1,972	$(5,113)	$14,173	$11,035	$162	$11,197

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years Ended December 31:	2013	2012	2011
Cash flows from operating activities
Net income	$2,013	$1,900	$1,896
(Income) loss from discontinued operations, net of tax	(64)	1	(18)
Income from continuing operations	1,949	1,901	1,878
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	445	455	444
Stock-based compensation	129	122	102
Deferred income taxes	68	94	376
Tax benefit from stock-based awards	(16)	(13)	(14)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(391)	(145)	289
Inventories	18	(37)	29
Prepaid expenses and other current assets	(27)	44	(81)
Accounts payable	(171)	(159)	(41)
Income taxes receivable/payable	197	(219)	(49)
Accrued employee compensation	53	75	18
Other accrued expenses	48	3	(150)
Other long-term liabilities	(30)	(74)	(25)
Pension and other postretirement benefit plans	150	(131)	(760)
Other, net	(40)	35	86
Net cash provided by (used in) operating activities from continuing operations	2,382	1,951	2,102
Net cash provided by (used in) operating activities from discontinued operations	(4)	6	5
Net cash provided by (used in) operating activities	2,378	1,957	2,107
Cash flows from investing activities
Additions to property, plant and equipment	(280)	(339)	(340)
Proceeds from sales of property, plant and equipment	2	46	—
Additions to capitalized internal use software	(49)	(76)	(97)
Purchases of short-term investments	(1,241)	(1,505)	—
Sales of short-term investments	325	150	—
Maturities of short-term investments	779	505	—
Payments for purchases of acquired companies, net of cash received	(9)	(301)	(645)
Other	—	(3)	(1)
Net cash provided by (used in) investing activities from continuing operations	(473)	(1,523)	(1,083)
Net cash provided by (used in) investing activities from discontinued operations	—	—	32
Net cash provided by (used in) investing activities	(473)	(1,523)	(1,051)
Cash flows from financing activities
Dividends paid	(694)	(643)	(588)
Issuance of long-term debt, net of offering costs	—	1,092	992
Repayments of long-term debt	—	(970)	—
Repurchases of common stock	(1,075)	(825)	(1,250)
Proceeds from warrants exercised	—	—	123
Activity under common stock plans	(24)	94	22
Tax benefit from stock-based awards	16	13	14
Other	(20)	(7)	(7)
Net cash provided by (used in) financing activities	(1,797)	(1,246)	(694)
Net increase (decrease) in cash and cash equivalents	108	(812)	362
Cash and cash equivalents at beginning of year	3,188	4,000	3,638
Cash and cash equivalents at end of year	$3,296	$3,188	$4,000

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

The selection of the method by which to measure progress towards completion of a contract also requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the contract. Contract costs include labor, materials and subcontractors costs, as well as an allocation of indirect costs. Revenues, including estimated fees or profits, are recorded as costs are incurred. Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion (the process for which we describe below in more detail) is complex and subject to many variables. Incentive and award fees generally are awarded at the discretion of the customer or upon achievement of certain program milestones or cost targets. Incentive and award fees, as well as penalties related to contract performance, are considered in estimating profit rates. Estimates of award fees are based on actual awards and anticipated performance, which may include the performance of subcontractors or partners depending on the individual contract requirements. Incentive provisions that increase or decrease earnings based solely on a single significant event generally are not recognized until the event occurs. Such incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Our claims on contracts are recorded only if it is probable that the claim will result in additional contract revenue and the amounts can be reliably estimated.

We have a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

events), technical requirements (e.g., a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (e.g. to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations, required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined.

Net EAC adjustments had the following impact on our operating results:

(In millions, except per share amounts)	2013	2012	2011
Operating income	$557	$613	$548
Income from continuing operations attributable to Raytheon Company	362	398	348
Diluted EPS from continuing operations attributable to Raytheon Company	$1.12	$1.19	$0.98

To a much lesser extent, we enter into other types of contracts such as service, commercial, or software and licensing arrangements. Revenue under fixed-price service contracts not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment, and under commercial contracts, generally is recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and collectability is reasonably assured. Costs on fixed-price service contracts are expensed as incurred, unless they otherwise qualify for deferral. We recognize revenue on contracts to sell software when evidence of an arrangement exists, the software has been delivered and accepted by the customer, the fee is fixed or determinable, and collection is probable. For software arrangements that include multiple elements, including perpetual software licenses and undelivered items (e.g., maintenance and/or services; subscriptions/term licenses), we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (VSOE) of the fair value of the undelivered elements, and recognize revenue on the perpetual license using the residual method. We base VSOE of each element on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, we recognize the entire arrangement fee ratably over the applicable performance period. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Additionally, royalty revenue is recognized when earned.
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

Research and Development Expenses—Research and development expenses are included in general and administrative expenses in our consolidated statements of operations. Expenditures for Company-sponsored research and development projects are expensed as incurred, and were $465 million, $451 million and $450 million in 2013, 2012 and 2011,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in contracts in process, net in our consolidated balance sheets.

Federal, Foreign and State Income Taxes—The Company and its domestic subsidiaries provide for federal income taxes on pretax accounting income at rates in effect under existing tax law. Foreign subsidiaries record provisions for income taxes at applicable foreign tax rates in a similar manner. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. The Company does not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. Such earnings are indefinitely reinvested in foreign operations or expected to be remitted substantially free of additional tax. Payments made for state income taxes are included in administrative and selling expenses as these costs can generally be recovered through the pricing of products and services to the U.S. Government in the period in which the tax is payable. Accordingly, the state income tax provision (benefit) is allocated to contracts in future periods as described below in Deferred Contract Costs.

Other Expense (Income), Net—Other expense (income), net consists primarily of gains and losses from our investments held in rabbi trusts used to fund certain of our non-qualified deferred compensation plans, gains and losses on the early repurchase of long-term debt and certain financing fees.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The estimated fair value of cash and cash equivalents approximates the carrying value due to their short maturities.

Short-term Investments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. At December 31, 2013, we had short-term investments consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short term debt rating of A-1 or P-1.

The fair value of our short term investments consisted of the following at December 31:

(In millions)	2013	2012
Short-term investments	$1,001	$856

The estimated fair value of our short-term investments approximates the carrying value due to their short maturities. These investments are deemed Level 2 assets under the fair value hierarchy for both 2013 and 2012, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlements date, and current rates. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. The amortized cost of these securities closely approximated their fair value as of December 31, 2013. Unrealized gains and losses on our available-for-sale securities are recorded in accumulated other comprehensive loss (AOCL), net of tax. Realized gains and losses on sales of our available-for-sale securities are recorded in other (income) expense, net on our consolidated statement of operations. When determined, other than temporary declines in the value of available-for-sale securities are recorded as a loss in earnings. We make such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee's business, if available. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis. There were no securities deemed to have other than temporary declines in value for the twelve months ended December 31, 2013. In the twelve months ended December 31, 2013, we recorded an unrealized gain on short-term investments of less than $1 million, net of tax, in AOCL. In the twelve months ended December 31, 2013, we had sales of short-term investments of $325 million, which resulted in gains of approximately $1 million recorded in other (income) expense, net.

Contracts in Process, Net—Contracts in process, net are stated at cost plus estimated profit, but not in excess of estimated realizable value. Included in contracts in process are accounts receivable, which include amounts billed and due from customers. We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable.

Deferred Contract Costs—Included in contracts in process, net are certain costs related to the performance of our U.S. Government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are deferred and primarily include a portion of our environmental expenses, asset retirement obligations, certain restructuring costs, deferred state income taxes, workers’ compensation and certain other accruals. At December 31, 2013 and December 31, 2012, net deferred contract costs were approximately $279 million and $65 million, respectively. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

Pension and other postretirement benefits costs are allocated to our contracts as allowed costs based on the U.S. Government cost accounting standards (CAS). The CAS requirements for pension and other postretirement benefits costs differ from the financial accounting standards (FAS) requirements under GAAP. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense to be recoverable under our expected future contract activity, and therefore did not defer any FAS expense for pension and other postretirement benefits plans in 2011–2013. This resulted in $249 million of expense, $255 million of expense, and $337 million of expense in 2013, 2012 and 2011, respectively, reflected in our consolidated results of operations for the difference between CAS and FAS requirements for our pension and other postretirement benefits plans in those years.
Inventories—Inventories are stated at cost (first-in, first-out or average cost), but not in excess of net realizable value. An impairment for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

Inventories consisted of the following at December 31:

(In millions)	2013	2012
Materials and purchased parts	$73	$74
Work in process	279	291
Finished goods	11	16
Total	$363	$381

We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of approximately $100 million in inventories as work in process at December 31, 2013 and December 31, 2012.

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

Years
Machinery and equipment	3–10
Buildings	20–45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Impairment of Goodwill and Long-lived Assets—We evaluate our goodwill for impairment annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. We perform our annual impairment test as of the first day of the fourth quarter utilizing a two-step methodology that requires us to first identify potential goodwill impairment and then measure the amount of the related goodwill impairment loss, if any. We have identified our operating segments as reporting units under the impairment test assessment criteria outlined in GAAP. In performing our annual impairment test in the fourth quarters of 2013 and 2012, we did not identify any goodwill impairment. As part of our business consolidation in 2013, we reallocated goodwill to our reporting units on a relative fair value basis and performed an interim impairment test. There was no indication of impairment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other comprehensive income (loss) consisted of the following activity during the years ended December 31, 2013, 2012 and 2011:

	Foreign exchange translation	Cash flow hedges and interest rate locks	Unrealized gains (losses) on investments and other, net	Pension and other employee benefit plans, net	Total

(In millions)
Balance at December 31, 2010	$28	$(7)	$(11)	$(5,156)	$(5,146)
Before tax amount	(3)	(9)	3	(2,845)	(2,854)
Tax (expense) benefit	—	3	3	993	999
Net of tax amount	(3)	(6)	6	(1,852)	(1,855)
Balance at December 31, 2011	25	(13)	(5)	(7,008)	(7,001)
Before tax amount	35	13	(6)	(1,275)	(1,233)
Tax (expense) benefit	—	(5)	1	450	446
Net of tax amount	35	8	(5)	(825)	(787)
Balance at December 31, 2012	60	(5)	(10)	(7,833)	(7,788)
Before tax amount	(13)	(4)	1	4,128	4,112
Tax (expense) benefit	—	1	—	(1,438)	(1,437)
Net of tax amount	(13)	(3)	1	2,690	2,675
Balance at December 31, 2013	$47	$(8)	$(9)	$(5,143)	$(5,113)

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and other employee benefit plans and were $1,154 million, $942 million and $795 million before tax in 2013, 2012 and 2011, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income) (see "Note 13: Pension and Other Employee Benefits" for additional details).

The defined benefit pension and other employee benefit plans are shown net of tax benefits of $2,780 million and $4,218 million at December 31, 2013 and December 31, 2012, respectively. The cash flow hedges and interest rate locks are shown net of tax benefits of $4 million and $2 million at December 31, 2013 and December 31, 2012, respectively. The unrealized gains on investments and other are shown net of tax benefits of $4 million at December 31, 2013 and December 31, 2012. We expect approximately $2 million of after-tax net unrealized losses on our cash flow hedges at December 31, 2013, to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

Translation of Foreign Currencies—Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of AOCL in equity. Deferred taxes are not recognized for translation-related temporary differences of foreign subsidiaries as their undistributed earnings are considered to be indefinitely reinvested. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in 2013, 2012 and 2011 were not material.

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

Pension and Other Postretirement Benefits Costs—We have pension plans covering the majority of our employees, including certain employees in foreign countries. We calculate our pension costs as required under GAAP, and the calculations and assumptions utilized require judgment. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes. For purposes of determining pension expense under GAAP, a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

calculated “market-related value” of our plan assets is used to develop the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a three year period. Under GAAP, a “corridor” approach may be elected and applied in the recognition of asset and liability gains or losses which limits expense recognition to the net outstanding gains and losses in excess of the greater of 10 percent of the projected benefit obligation or the calculated "market-related value" of assets. We do not use a “corridor” approach in the calculation of FAS expense.

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

We recognize all derivative financial instruments as either assets or liabilities at fair value in our consolidated balance sheets. We measure and record the impact of counterparty credit risk into our valuation and the impact was not material for the years ended December 31, 2013 and 2012. We designate most foreign currency forward contracts as cash flow hedges of forecasted purchases and sales denominated in foreign currencies, and interest rate swaps as fair value hedges of our fixed-rate financing obligations. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in net sales or cost of sales.

We also periodically enter into pay-variable, receive-fixed interest rate swaps to manage interest rate risk associated with our fixed-rate financing obligations. We account for our interest rate swaps as fair value hedges of a portion of our fixed-rate financing obligations, and accordingly record gains and losses from changes in the fair value of these swaps in interest expense, along with the offsetting gains and losses on the fair value adjustment of the hedged portion of our fixed-rate financing obligations. We also record in interest expense the net amount paid or received under the swap for the period and the amortization of gain or loss from the early termination of interest rate swaps. There were no interest rate swaps outstanding for the years ended December 31, 2013 and 2012. For a discussion of the impacts of our hedging activities on our results, see "Note 8: Derivative Financial Instruments".

Fair Values—The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:
Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that we corroborate with observable market data for substantially the full term of the related assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis consisted of marketable securities held in trust, short-term investments and foreign currency forward contracts as of December 31, 2013 and 2012. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in "Note 13: Pension and Other Employee Benefits" (for marketable securities held in trust), "Note 1: Summary of Significant Accounting Policies" (for short-term investments), and "Note 8: Derivative Financial Instruments" (for foreign currency forward contracts). We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2013 and 2012. We did not have any material amounts of Level 3 assets or liabilities at December 31, 2013 and 2012.

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

Risks and Uncertainties—We provide a wide range of technologically advanced products, services and solutions for principally governmental customers in the U.S. and abroad, and are subject to certain business risks specific to that industry. Total sales to the U.S. Government, excluding foreign military sales, were 72%, 73%, and 74% of total net sales in 2013, 2012 and 2011, respectively. Total sales to customers outside the U.S., including foreign military sales through the U.S. Government, were 27%, 26% and 25% of total net sales in 2013, 2012 and 2011, respectively. Sales to the U.S. Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. Sales to international customers may be affected by changes in the priorities and budgets of international customers, which may be driven by changes in threat environments, geo-political uncertainties, potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties and U.S. foreign policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2: Accounting Standards
New pronouncements issued but not effective until after December 31, 2013, are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 3: Acquisitions
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

In June 2013, we acquired Visual Analytics, Incorporated, subsequently renamed Raytheon Visual Analytics Incorporated. RVAI further extends our capabilities to meet the data analytics, data visualization and information sharing needs of our customers, and this acquisition is part of our strategy to enhance our Intelligence, Information and Services (IIS) offerings. In connection with this acquisition, we have recorded $12 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $3 million of intangible assets, primarily related to technology and customer relationships with a weighted-average life of seven years.

In December 2012, we acquired the Government Solutions business of SafeNet, Inc., subsequently renamed Raytheon Secure Information Systems, LLC (RSIS) for approximately $280 million in cash, net of cash acquired and exclusive of retention payments. RSIS was integrated into our Space and Airborne Systems (SAS) business, within the Integrated Communications Systems product line as the Secure Information Systems product area. RSIS provides advanced encryption capabilities needed by government and industry customers to protect classified data. In connection with this transaction we have recorded $195 million of goodwill related to expected synergies from combining operations and the value of the existing workforce, and $75 million of intangible assets, primarily related to technology with a weighted-average life of eight years.
Additionally, in 2012 we acquired Teligy, Inc., subsequently renamed Raytheon Teligy, Inc., and an Australian company, Poseidon Scientific Instruments Pty Ltd., for an aggregate of $22 million in cash, net of cash acquired. Raytheon Teligy, Inc. further extends our cybersecurity offerings in wireless communications at Intelligence, Information and Services (IIS). The Poseidon Scientific Instruments Pty Ltd. acquisition is part of our strategy to extend and enhance our Integrated Defense Systems (IDS) offerings. In connection with these acquisitions we recorded $15 million of goodwill, primarily related to expected synergies from combining operations, and $5 million of intangible assets, primarily related to customer relationships and technology with a weighted-average life of six years.
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
Additionally, in 2011 we acquired Henggeler Computer Consultants Inc., Pikewerks Corporation and substantially all of the assets of Ktech Corporation for an aggregate of $145 million in cash, net of cash acquired. The Henggeler Computer Consultants Inc. and Pikewerks Corporation acquisitions enhance our cybersecurity and information assurance capabilities at Intelligence, Information and Services (IIS). The Ktech Corporation acquisition is part of our strategy to extend and enhance our Missile Systems (MS) offerings. In connection with these acquisitions, we recorded $112 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $26 million of intangible assets, primarily related to customer relationships, trade names and technology with an initial estimated weighted-average life of seven years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.

The total amount of goodwill that is expected to be deductible for tax purposes related to these acquisitions was $273 million at December 31, 2013.

A rollforward of goodwill by segment is as follows:

(In millions)	Integrated Defense Systems(1)	Intelligence, Information and Services(1)	Missile Systems(1)	Space and Airborne Systems(1)	Total
Balance at December 31, 2011	$1,797	$2,686	$4,150	$3,911	$12,544
Increase for acquisitions	2	13	—	197	212
Effect of foreign exchange rates and other	—	—	—	—	—
Balance at December 31, 2012	1,799	2,699	4,150	4,108	12,756
Increase for acquisitions	—	12	—	(2)	10
Effect of foreign exchange rates and other	1	(3)	—	—	(2)
Balance at December 31, 2013	$1,800	$2,708	$4,150	$4,106	$12,764

(1)	As part of our business consolidation in 2013, we reallocated goodwill to our reporting units on a relative fair value basis.

Note 4: Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

In the divestiture of Flight Options LLC (Flight Options), we agreed to indemnify Flight Options in the event Flight Options was assessed and paid excise taxes. In the fourth quarter of 2010, Internal Revenue Service (IRS) appeals proceedings failed to resolve the federal excise tax dispute, and as a result, the IRS assessed Flight Options for excise taxes. As a result, in the fourth quarter of 2010, we recorded a $39 million charge, net of federal tax benefit, in discontinued operations. In the first quarter of 2011, Flight Options paid the assessment. We contested the matter through litigation, and in the fourth quarter of 2013, we reached a settlement and recorded a $33 million gain, net of federal tax expense, in discontinued operations.

Additionally in the fourth quarter of 2013, we reached a settlement regarding certain tax audits associated with our divestiture of Raytheon Aircraft Company (Raytheon Aircraft). As a result of this settlement, we recorded a $25 million gain, net of federal tax expense, in discontinued operations.

We retained certain assets and liabilities of our previously-disposed businesses. At December 31, 2013 and December 31, 2012, we had $56 million and $7 million, respectively, of assets primarily related to the receivable associated with the Flight Options excise tax settlement, and our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At December 31, 2013 and December 31, 2012, we had $16 million and $36 million, respectively, of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations which we include in our pension disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5: Contracts in Process, Net
Contracts in process, net consisted of the following at December 31:

	Cost-Type		Fixed-Price		Total
(In millions)	2013	2012	2013	2012	2013	2012
U.S. Government contracts (including foreign military sales):
Billed	$490	$363	$374	$212	$864	$575
Unbilled	787	956	8,139	8,890	8,926	9,846
Progress payments	—	—	(6,003)	(6,870)	(6,003)	(6,870)
	1,277	1,319	2,510	2,232	3,787	3,551
Other customers:
Billed	16	11	343	545	359	556
Unbilled	22	27	1,411	1,072	1,433	1,099
Progress payments	—	—	(705)	(659)	(705)	(659)
	38	38	1,049	958	1,087	996
Allowance for doubtful accounts	—	—	(4)	(4)	(4)	(4)
Total contracts in process, net	$1,315	$1,357	$3,555	$3,186	$4,870	$4,543

The U.S. Government has title to the assets related to unbilled amounts on contracts that provide progress payments. Unbilled amounts are recorded under the percentage-of-completion method and are recoverable from the customer upon shipment of the product, presentation of billings or completion of the contract. Included in unbilled at December 31, 2013 was $114 million which is expected to be collected outside of one year.

Billed and unbilled contracts in process include retentions arising from contractual provisions. At December 31, 2013, retentions were $54 million. We anticipate collecting $13 million of these retentions in 2014 and the balance thereafter.

Note 6: Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at December 31:

(In millions)	2013	2012
Land	$104	$104
Buildings and improvements	2,547	2,503
Machinery and equipment	3,605	3,533
Property, plant and equipment, gross	6,256	6,140
Accumulated depreciation and amortization	(4,319)	(4,154)
Total	$1,937	$1,986

Depreciation and amortization expense of property, plant and equipment, net was $303 million, $318 million and $314 million in 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7: Other Assets, Net
Other assets, net consisted of the following at December 31:

(In millions)	2013	2012
Marketable securities held in trust	$479	$407
Computer software, net of accumulated amortization of $918 and $840 at December 31, 2013 and 2012, respectively	340	371
Other intangible assets, net of accumulated amortization of $242 and $192 at December 31, 2013 and 2012, respectively	235	293
Other noncurrent assets, net	330	260
Total	$1,384	$1,331

Computer software amortization expense was $82 million in 2013, $88 million in 2012 and $87 million in 2011.

Other intangible assets, net consisted primarily of drawings and intellectual property, and increased $3 million, $80 million and $115 million as a result of acquired businesses in 2013, 2012 and 2011, respectively. These intangible assets are being amortized over their estimated useful lives which range from 2 to 15 years using either a straight-line or accelerated amortization method based on the pattern of economic benefits we expect to realize from such assets. Amortization expense for other intangible assets was $60 million in 2013, $49 million in 2012 and $46 million in 2011.

Computer software and other intangible asset amortization expense is expected to approximate $136 million for each of the next five years.

Investments, which are included in other noncurrent assets, net above consisted of the following at December 31:

(In millions, except percentages)	Ownership %	2013	2012
Equity method investments
Thales-Raytheon Systems Co. Ltd. (TRS)	50	$71	$69
Other investments	Various	9	6
Total		$80	$75

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

TRS has two major operating subsidiaries, one of which, Thales-Raytheon Systems Co. LLC (TRS LLC), we control and consolidate and is a component of our IDS segment, and the other one, Thales-Raytheon Systems Company S.A.S. (TRS SAS), which we account for using the equity method through our investment in TRS. Of the $71 million investment in TRS, $63 million represents undistributed earnings at December 31, 2013. Our consolidated statements of operations includes net income, which represents net income attributable to Raytheon Company and net income attributable to noncontrolling interests in subsidiaries. Our primary noncontrolling interest relates to TRS LLC. TRS LLC has a joint venture with TRS SAS called Air Command Systems International S.A.S. (ACSI), for which TRS LLC performs work. TRS LLC had $46 million of receivables due from ACSI.

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

The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts were as follows at December 31:

	Asset Derivatives		Liability Derivatives
(In millions)	2013	2012	2013	2012
Derivatives designated as hedging instruments	$20	$13	$23	$12
Derivatives not designated as hedging instruments	3	4	3	2
Total	$23	$17	$26	$14

The fair values of these derivatives are Level 2 in the fair value hierarchy for 2013 and 2012 because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

(In millions)	2013	2012
Effective Portion
Gain (loss) recognized in AOCL	$(1)	$8
Gain (loss) reclassified from AOCL to operating income	3	1
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in operating income	—	—

Pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges were not material at December 31, 2013 and 2012.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,396 million and $1,305 million at December 31, 2013 and December 31, 2012, respectively. The foreign currency forward contracts at December 31, 2013 have maturities at various dates through 2028 as follows: $908 million in 2014; $219 million in 2015; $129 million in 2016; $108 million in 2017; and $32 million thereafter.

Our foreign currency forward contracts contain off-set or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At both December 31, 2013 and December 31, 2012, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9: Notes Payable and Long-term Debt
Notes payable and long-term debt consisted of the following at December 31:

(In millions, except percentages)	2013	2012
$251 notes due 2018, 6.75%	$251	$251
$340 notes due 2018, 6.40%	339	338
$500 notes due 2020, 4.40%	497	497
$1,000 notes due 2020, 3.125%	992	991
$1,100 notes due 2022, 2.50%	1,092	1,092
$382 notes due 2027, 7.20%	369	368
$185 notes due 2028, 7.00%	184	184
$600 notes due 2040, 4.875%	591	591
$425 notes due 2041, 4.70%	419	419
Total debt issued and outstanding	$4,734	$4,731

The notes are redeemable by us at any time at redemption prices based on U.S. Treasury rates. The carrying value of long-term debt was recorded at amortized cost. The estimated fair value of long-term debt was the following at December 31:

(In millions)	2013	2012
Fair value of long-term debt	$5,036	$5,483

The fair value of long-term debt was determined on quoted prices in inactive markets, which falls within Level 2 of the fair value measurement hierarchy for 2013 and 2012.

In the fourth quarter of 2012, we received proceeds of $1,092 million for the issuance of $1.1 billion fixed rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasuries, $970 million of our long-term debt due 2014 and 2015 at a loss of $29 million pretax, $19 million after-tax, which is included in other (income) expense, net.
The adjustments to the principal amounts of long-term debt were as follows at December 31:

(In millions)	2013	2012
Principal	$4,783	$4,783
Unamortized issue discounts	(38)	(40)
Unamortized interest rate lock costs	(11)	(12)
Total	$4,734	$4,731

The aggregate amounts of principal payments due on long-term debt for the next five years are:

(In millions)
2014	$—
2015	—
2016	—
2017	—
2018	591

In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016, replacing the previous $500 million and $1.0 billion credit facilities, both scheduled to mature in November 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the $1.4 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at December 31, 2013, borrowings would generally bear interest at LIBOR plus 90 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of December 31, 2013 and December 31, 2012, there were no borrowings outstanding under this credit facility. However, we had $2 million of outstanding letters of credit at December 31, 2013 and December 31, 2012, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during 2013 and 2012. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 30.0% at December 31, 2013. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility.

Total cash paid for interest on notes payable and long-term debt was $210 million, $198 million and $167 million in 2013, 2012 and 2011, respectively.

Note 10: Commitments and Contingencies
Leases—At December 31, 2013, we had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)
2014	$205
2015	173
2016	130
2017	102
2018	83
Thereafter	293

Rent expense was $248 million, $258 million and $271 million in 2013, 2012 and 2011, respectively. In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

At December 31, 2013, we had commitments under agreements to outsource a portion of our information technology function, which have no minimum annual payments.

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

(In millions, except percentages)	2013	2012
Total remediation costs—undiscounted	$198	$202
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$133	$131
Recoverable portion	90	86

We also lease certain government-owned properties and generally are not liable for remediation of preexisting environmental contamination at these sites. As a result, we generally do not provide for these costs in our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Environmental remediation costs expected to be incurred are:

(In millions)
2014	$43
2015	19
2016	15
2017	11
2018	10
Thereafter	100

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

(In millions)	2013	2012
Guarantees	$378	$255
Letters of Credit	1,424	1,474
Surety Bonds	238	239

Included in guarantees and letters of credit described above were $233 million and $268 million, respectively, at December 31, 2013, and $108 million and $225 million, respectively, at December 31, 2012, related to our joint venture in TRS. We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At December 31, 2013, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2013. At December 31, 2013 and December 31, 2012, we had an estimated liability of $8 million and $4 million, respectively, related to these guarantees and letters of credit.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at December 31, 2013.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2013, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $579 million based on foreign exchange rates as of December 31, 2013) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.

As a result of the Tribunal's decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which was included in the operating expenses of our Intelligence, Information and Services (IIS) segment in the first quarter of 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $827 million based on foreign exchange rates as of December 31, 2013) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $687 million based on foreign exchange rates as of December 31, 2013). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $500 million based on foreign exchange rates as of December 31, 2013) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and were completed in 2013. We expect a decision in the first half of 2014.

The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at December 31, 2013 and 2012. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity.
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
As part of the 2013 business consolidation, the total costs of the severance benefits to terminated employees were not material, and almost all of the costs were incurred in accordance with existing termination benefit plans and not as one-time termination benefits. Additionally, relocation and other costs associated with the business consolidation were not material. Although not material, the majority of these costs will be recovered in our overhead rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to product warranty accruals was as follows:

(In millions)	2013	2012	2011
Beginning balance	$33	$38	$43
Provisions for warranties	3	5	4
Warranty services provided	(6)	(10)	(9)
Ending balance	$30	$33	$38

We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 11: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

(In millions)	2013	2012	2011
Beginning balance	328.1	338.9	359.4
Warrants exercised	—	—	3.3
Stock plans activity	2.4	5.8	4.0
Stock repurchases	(16.0)	(16.6)	(27.8)
Ending balance	314.5	328.1	338.9

On May 27, 2010, our stockholders approved the Raytheon 2010 Stock Plan pursuant to which we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. Additionally, in November 2013, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At December 31, 2013, we had approximately $2.3 billion available under these repurchase programs. Stock repurchases will take place from time to time at management’s discretion depending on market conditions.

Stock repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards, restricted stock units and stock options issued to employees.

Our stock repurchases were as follows:

(In millions)	2013		2012		2011
	$	Shares	$	Shares	$	Shares
Stock repurchased under our stock repurchase programs	$1,075	15.2	$825	15.9	$1,250	27.1
Stock repurchased to satisfy tax withholding obligations	48	0.8	37	0.7	36	0.7
Total stock repurchases	$1,123	16.0	$862	16.6	$1,286	27.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2013, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.00 to $2.20 per share. Our Board of Directors declared dividends of $2.20, $2.00 and $1.72 per share in 2013, 2012 and 2011, respectively. Dividends are subject to quarterly approval by our Board of Directors.

Earnings Per Share (EPS)
EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	2013	2012	2011
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$2.19	$1.98	$1.71
Undistributed earnings	3.78	3.69	3.54
Total	$5.97	$5.67	$5.25
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$2.18	$1.98	$1.70
Undistributed earnings	3.78	3.67	3.52
Total	$5.96	$5.65	$5.22

Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards were earnings of $0.20, a loss of less than of $0.01 and earnings of $0.05 for 2013, 2012 and 2011, respectively.
Income attributable to participating securities was as follows:

(In millions)	2013	2012	2011
Income from continuing operations attributable to participating securities	$38	$36	$31
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	1	—	—
Net income attributable to participating securities	$39	$36	$31

(1)	Income (loss) from discontinued operations, net of tax attributable to participating securities was a loss of less than $1 million for 2012 and income of less than $1 million for 2011.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In millions)	2013	2012	2011
Shares for basic EPS (including 6.4 participating securities for 2013, 6.3 for 2012, and 5.8 for 2011)	323.4	333.2	351.7
Dilutive effect of stock options and LTPP	0.8	1.0	1.4
Dilutive effect of warrants	—	—	0.5
Shares for diluted EPS	324.2	334.2	353.6

There were no stock options with exercise prices greater than the average market price (anti-dilutive) that were excluded from our calculation of diluted EPS in 2013, 2012 and 2011. Stock options to purchase the following number of shares of common stock had exercise prices that were less than the average market price (dilutive) of our common stock and were included in our calculations of diluted EPS:

(In millions)	2013	2012	2011
Stock options included in the calculation of EPS (dilutive)	0.1	0.9	4.4

Our Board of Directors is authorized to issue up to 200 million shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by them. There were no shares of preferred stock outstanding at December 31, 2013 and December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrants to purchase shares of our common stock with an exercise price of $37.50 per share, were included in our calculations of diluted EPS at December 31, 2011. These warrants expired in June 2011.

Note 12: Stock-based Compensation Plans
Stock-based compensation expense and the associated tax benefits were as follows:

(In millions)	2013	2012	2011
Stock-based compensation expense	$129	$122	$102
Stock-based tax benefit	39	37	34

At December 31, 2013, there was $183 million of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.6 years.

At December 31, 2013, we had stock-based compensation awards outstanding under a number of stock plans, including our 2010 Stock Plan. Future grants of awards will be made from the 2010 Stock Plan and not from our prior plans.

Shares issued as a result of stock awards, stock option exercises or conversion of restricted stock unit awards will be funded through the issuance of new shares. Of the 41.8 million shares authorized under our stock plans, there were 7.3 million shares available for awards under such plans as of December 31, 2013.

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

Restricted stock activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2010	5,443	$51.30
Granted	2,089	49.63
Vested	(1,701)	52.25
Forfeited	(292)	51.25
Outstanding at December 31, 2011	5,539	50.38
Granted	2,370	50.38
Vested	(1,733)	51.78
Forfeited	(338)	50.07
Outstanding at December 31, 2012	5,838	49.98
Granted	1,855	67.46
Vested	(1,708)	48.93
Forfeited	(648)	52.39
Outstanding at December 31, 2013	5,337	$56.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-Term Performance Plan (LTPP)
In 2004, we established the LTPP, which provides for restricted stock unit awards granted from our stock plans to our senior leadership. These awards vest at the end of a three-year performance cycle based upon the achievement of specific pre-established levels of performance.

The performance goals for the three outstanding performance cycles at December 31, 2013, are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%.

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

LTPP activity related to the expected units was as follows:

	Units (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2010	1,072	$50.34
Granted	458	52.33
Decrease	(66)	57.83
Vested	(473)	74.79
Outstanding at December 31, 2011	991	50.07
Granted	484	50.83
Increase	407	53.32
Vested	(462)	46.04
Outstanding at December 31, 2012	1,420	52.57
Granted	402	61.38
Increase	398	53.86
Vested	(383)	55.74
Forfeited	(10)	51.22
Outstanding at December 31, 2013	1,827	$54.13

The increase (decrease) above relates to changes in the amount of expected awards as achievement is measured against performance goals.

Stock Options
In 2004, we changed the primary form of our broad-based equity compensation from stock options to restricted stock. There have been no stock options granted since 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock option activity was as follows:

	Shares (in thousands)	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	6,450	$37.23	1.5	$59
Exercised	(1,867)	33.73
Forfeited or expired	(185)	30.85
Outstanding at December 31, 2011	4,398	38.98	0.8	41
Exercised	(3,238)	40.61
Forfeited or expired	(271)	44.00
Outstanding at December 31, 2012	889	31.56	0.5	23
Exercised	(755)	31.45
Forfeited or expired	(82)	31.23
Outstanding at December 31, 2013	52	$33.55	0.5	$3
Exercisable at December 31, 2013	52	$33.55	0.5	$3

The total intrinsic value of options exercised in the years ended December 31, 2013, 2012 and 2011 was $21 million, $38 million and $29 million, respectively.

As of December 31, 2013 and December 31, 2012 all outstanding options were fully vested and exercisable. No options vested during the years ended December 31, 2013 and December 31, 2012.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

Exercise Price Range	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
29.65 to 32.84	33	0.3	$31.60
32.85 to 37.00	14	0.7	$35.78
37.01 to 39.21	5	0.9	$39.21
Total	52	0.5	$33.55

Shares exercisable at the corresponding weighted-average exercise price at December 31, 2013, 2012 and 2011, were 0.1 million at $33.55, 0.9 million at $31.56 and 4.4 million at $38.98, respectively.

Note 13: Pension and Other Employee Benefits
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

The fair value of plan assets for our domestic and foreign Pension Benefit plans was as follows:

(In millions)	2013	2012
Domestic Pension Benefit plan	$18,822	$16,733
Foreign Pension Benefit plan	806	717

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We maintain a defined contribution plan that includes a 401(k) plan. Covered employees hired or rehired after January 1, 2007, are eligible for a Company contribution based on age and service, instead of participating in our pension plans. These and other covered employees are eligible to contribute up to a specific percentage of their pay to the 401(k) plan. We match the employee’s contribution, generally up to 3% or 4% of the employee’s pay, which is invested in the same way as employee contributions. Total expense for our contributions was $279 million, $272 million and $273 million in 2013, 2012 and 2011, respectively.

At December 31, 2013 and December 31, 2012, there was $14.4 billion and $12.1 billion invested in our defined contribution plan, respectively. At December 31, 2013 and December 31, 2012, $1.4 billion and $1.0 billion of these amounts were invested in our stock fund, respectively.

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following at December 31:

(In millions)	2013	2012
Marketable securities held in trust	$479	$407

Included in marketable securities held in trust in the table above was $304 million and $259 million at December 31, 2013 and December 31, 2012, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $300 million and $251 million at December 31, 2013 and December 31, 2012, respectively.

We also maintain additional contractual pension benefits agreements for certain executive officers. The liability associated with such agreements was $34 million and $36 million at December 31, 2013 and December 31, 2012, respectively.

Contributions and Benefit Payments
We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. In July 2012, the Surface Transportation Extension act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision reduced our cash funding requirements primarily in 2012 and 2013. We made the following required and discretionary contributions to our pension and other postretirement benefit plans during the years ended December 31:

(In millions)	2013	2012	2011
Required pension contributions	$778	$721	$1,078
Discretionary pension contributions	300	500	750
Other postretirement benefit contributions	22	19	18
Total	$1,100	$1,240	$1,846

We periodically evaluate whether to make additional discretionary contributions. We expect to make required contributions of approximately $875 million and $25 million to our pension and other postretirement benefit plans, respectively, in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below reflects the total Pension Benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefit payments reflect our portion only.

(In millions)	Pension Benefits	Other Benefits
2014	$1,568	$57
2015	1,606	57
2016	1,600	57
2017	1,590	57
2018	1,523	57
Thereafter (next 5 years)	7,980	277

Defined Benefit Retirement Plan Summary Financial Information
The tables below outline the components of net periodic benefit expense (income) and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Components of Net Periodic Pension Expense (Income)	Pension Benefits
(In millions)	2013	2012	2011
Service cost	$579	$516	$471
Interest cost	996	1,047	1,069
Expected return on plan assets	(1,495)	(1,422)	(1,272)
Amounts reflected in net funded status	80	141	268
Amortization of prior service cost included in net periodic pension expense	9	10	11
Recognized net actuarial loss	1,150	939	792
Loss due to curtailments/settlements	1	3	2
Amounts reclassified during the year	1,160	952	805
Net periodic pension expense (income)	$1,240	$1,093	$1,073

Net periodic pension expense (income) also includes expense from foreign Pension Benefits plans of $4 million, $7 million and $11 million in 2013, 2012 and 2011, respectively.

Components of Net Periodic Postretirement Expense (Income)	Other Benefits
(In millions)	2013	2012	2011
Service cost	$8	$8	$9
Interest cost	32	38	41
Expected return on plan assets	(32)	(31)	(34)
Amounts reflected in net funded status	8	15	16
Amortization of transition obligation	—	1	4
Amortization of prior service cost included in net periodic postretirement expense	(2)	(3)	(10)
Recognized net actuarial loss	4	3	3
Amounts reclassified during the year	2	1	(3)
Net periodic postretirement expense (income)	$10	$16	$13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Funded Status – Amounts Recognized on our Balance Sheets	Pension Benefits		Other Benefits
(In millions) December 31:	2013	2012	2013	2012
Noncurrent assets	$119	$—	$—	$—
Current liabilities	(74)	(69)	(13)	(13)
Noncurrent liabilities	(3,387)	(7,138)	(288)	(397)
Net amount recognized on our balance sheets	$(3,342)	$(7,207)	$(301)	$(410)

Reconciliation of Amounts Recognized on our Balance Sheets	Pension Benefits		Other Benefits
(In millions) December 31:	2013	2012	2013	2012
Accumulated other comprehensive loss:
Prior service (cost) credit	$(13)	$(22)	$5	$7
Net loss	(7,892)	(11,913)	(23)	(123)
Accumulated other comprehensive loss	(7,905)	(11,935)	(18)	(116)
Accumulated contributions in excess (below) net periodic benefit or cost	4,563	4,728	(283)	(294)
Net amount recognized on our balance sheets	$(3,342)	$(7,207)	$(301)	$(410)

Sources of Change in Accumulated Other Comprehensive Loss	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Amortization of initial net obligation	$—	$—	$—	$1
Net change initial net obligation	—	—	—	1
Prior service (cost) credit arising during period	—	(2)	—	—
Amortization of prior service cost (credit) included in net income	9	10	(2)	(3)
Net change in prior service (cost) credit not recognized in net income during that period	9	8	(2)	(3)
Actuarial gain (loss) arising during period	2,869	(2,219)	96	2
Amortization of net actuarial (gain) loss included in net income	1,150	939	4	3
Net change in actuarial gain (loss) not included in net income during the period	4,019	(1,280)	100	5
Effect of exchange rates	2	(6)	—	—
Total change in accumulated other comprehensive loss during period	$4,030	$(1,278)	$98	$3

The amounts in accumulated other comprehensive loss at December 31, 2013 expected to be recognized as components of net periodic benefit cost in 2014 are as follows:

Adjustments to Accumulated Other Comprehensive Loss (in millions)	Pension Benefits	Other Benefits
Amortization of net loss	$(889)	$(1)
Amortization of prior service (cost) credit	(7)	1
Total	$(896)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The projected benefit obligation (PBO) represent the present value of Pension Benefits earned through the end of the year, with allowance for future salary increases. The accumulated benefit obligation (ABO) is similar to the PBO, but does not provide for future salary increases. The PBO, ABO and asset values for our domestic qualified pension plans were as follows:

(In millions)	2013	2012
PBO for domestic qualified pension plans	$21,396	$23,082
ABO for domestic qualified pension plans	19,595	20,828
Asset values for domestic qualified pension plans	18,822	16,733

The PBO and fair value of plans assets for Pension Benefits plans with PBOs in excess of plan assets were $21,529 million and $18,068 million, respectively, at December 31, 2013 and $24,657 million and $17,450 million, respectively, at December 31, 2012.

The ABO and fair value of plan assets for Pension Benefits plans with ABOs in excess of plan assets were $18,980 million and $17,425 million, respectively, at December 31, 2013 and $22,252 million and $17,411 million, respectively, at December 31, 2012. The ABO for all Pension Benefits plans was $21,050 million and 22,288 million at December 31, 2013 and December 31, 2012, respectively.

The tables below provide a reconciliation of benefit obligations, plan assets, funded status and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Change in Projected Benefit Obligation	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Projected benefit obligation at beginning of year	$24,657	$21,613	$818	$812
Service cost	579	516	8	8
Interest cost	996	1,047	32	38
Plan participants’ contributions	15	18	43	44
Amendments	—	2	—	—
Plan curtailments/settlements	(6)	(5)	—	—
Actuarial loss (gain)	(1,798)	2,670	(70)	13
Foreign exchange loss (gain)	—	29	—	—
Benefits paid	(1,473)	(1,233)	(99)	(97)
Projected benefit obligation at end of year	$22,970	$24,657	$732	$818

The PBO for our domestic and foreign Pension Benefits plans was $22,157 million and $813 million, respectively at December 31, 2013 and $23,836 million and $821 million, respectively, at December 31, 2012.

Change in Plan Assets	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$17,450	$15,552	$408	$396
Actual return (loss) on plan assets	2,563	1,868	57	46
Company contributions	1,078	1,221	22	19
Plan participants’ contributions	15	18	43	44
Plan settlements	(6)	(3)	—	—
Foreign exchange gain (loss)	1	27	—	—
Benefits paid	(1,473)	(1,233)	(99)	(97)
Fair value of plan assets at end of year	$19,628	$17,450	$431	$408

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Retirement Plan Assumptions

Weighted-Average Net Periodic Benefit Cost Assumptions	Pension Benefits
	2013	2012	2011
Discount rate	4.15%	5.00%	5.73%
Expected long-term rate of return on plan assets	8.67%	8.68%	8.68%
Rate of compensation increase
Range	2% -7%	2% -7%	2% -7%
Average	4.40%	4.40%	4.50%

Weighted-Average Net Periodic Benefit Cost Assumptions	Other Benefits
	2013	2012	2011
Discount rate	4.00%	5.00%	5.50%
Expected long-term rate of return on plan assets	8.24%	8.25%	8.25%
Rate of compensation increase
Range	2% -7%	2% -7%	2% -7%
Average	4.50%	4.50%	4.50%
Health care trend rate in the next year	4.00%	4.00%	4.00%
Gradually declining to an ultimate trend rate	4.00%	4.00%	4.00%
Year that the rate reaches ultimate trend rate	*	*	2027
 * Currently at the ultimate trend rate.

Weighted-Average Year-End Benefit Obligation Assumptions	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	5.06%	4.15%	5.01%	4.00%
Rate of compensation increase
Range	2% -7%	2% -7%	2% -7%	2% -7%
Average	4.39%	4.40%	4.50%	4.50%
Health care trend rate in the next year			4.00%	4.00%
Gradually declining to an ultimate trend rate of			4.00%	4.00%
Year that the rate reaches the ultimate trend rate			*	*
 * Currently at the ultimate trend rate.

The weighted-average discount rate for our domestic Pension Benefits plans was 5.08% and 4.15% at December 31, 2013 and December 31, 2012, respectively. Our foreign Pension Benefits plan assumptions have been included in the Pension Benefits assumptions in the table above.

The long-term ROA represents the average rate of earnings expected over the long term on the assets invested to provide for anticipated future benefit payment obligations. The long-term ROA used to calculate net periodic pension cost is set annually at the beginning of each year. Given the long-term nature of the ROA assumption, which we believe should not be solely reactive to short-term market conditions that may not persist, we expect the long-term ROA to remain unchanged unless there are significant changes in our investment strategy, the underlying economic assumptions, or other major factors. To establish our long-term ROA assumption, we employ a “building block” approach. As part of our annual process for determining whether it is appropriate to change our long-term ROA assumption, we first review the existing long-term ROA assumption against a statistically determined reasonable range of outcomes, which we consider to be between the 25th and 75th percentile likelihood of achieving a long-term return over future years (consistent with Actuarial Standards of Practice 27). Therefore, it is less than 25 percent likely that the long-term return of the pension plan would fall below or above the 25th and 75th percentiles points, respectively (i.e., it is 50 percent likely that the long-term return of the pension plan will be within the 25th and 75th percentile range). The building block approach and the reasonable range of outcomes are based upon our asset allocation assumptions and long-term capital market assumptions. Such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assumptions incorporate the economic outlook for various asset classes over short and long-term periods and also take into consideration other factors, including historical market performance, inflation and interest rates. The reasonable range of long-term returns that was used to validate the long-term ROA assumption for the calculation of the net periodic benefit cost for 2013, 2012 and 2011, are shown below.

Percentile	2013	2012	2011
25th	5.62%	6.15%	6.67%
75th	9.41%	9.84%	10.65%

Long-term domestic ROA of 8.75% fell between the 65th–70th percentile, 60th–65th percentile and 50th–55th percentile of the reasonable range for 2013, 2012 and 2011 respectively. The 50th percentile of the reasonable range used to develop each of the 2013, 2012 and 2011 long-term ROA was 7.51%, 7.99% and 8.66%, respectively.

Once our long-term ROA has been determined to be within the 25th to 75th percentile range of results, we review historical averages and patterns of returns to confirm reasonability of our long-term ROA assumption compared to past results. While history is not solely indicative of future market expectations, it does provide insight into general historical trends and long-term asset performance. In validating the 2013 long-term ROA assumption, we reviewed our pension plan asset performance since 1986. Our average annual actual rate of return since 1986 of 9.29%, determined on an arithmetic basis, exceeds our estimated 8.75% assumed return. Arithmetic annual averages represent the simple average returns over independent annual periods, whereas geometric returns reflect the compound average returns of dependent annual periods. The average annual actual return on a geometric basis for the same period was 8.57%. In addition, the actual annual returns have exceeded our long-term ROA assumption of 8.75% in seven of the past ten years. Since we have not had a significant change in investment strategy, our existing long-term ROA assumption of 8.75% is within the reasonable range and our historical trends and averages do not indicate a trend or pattern of returns significantly above or below our existing assumption, we determined our long-term ROA assumption for our domestic pension plans in 2013 would remain at 8.75%, consistent with our 2012 assumption. If we significantly change our long-term investment allocation or strategy, or if there is a significant change in the economic assumptions, then our long-term ROA assumption could change.

Our domestic pension plans’ actual rates of return were approximately 15%, 12% and (1)% for 2013, 2012 and 2011, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses.

The long-term ROA assumptions for foreign Pension Benefits plans are based on the asset allocations and the economic environment prevailing in the locations where the Pension Benefits plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our Pension Benefits plans.

For purposes of determining pension expense under GAAP, a calculated “market-related value” of our plan assets is used to develop the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a three year period. Under GAAP, a “corridor” approach may be elected and applied in the recognition of asset and liability gains or losses which limits expense recognition to the net outstanding gains and losses in excess of the greater of 10 percent of the projected benefit obligation or the calculated "market-related value" of assets. We do not use a “corridor” approach in the calculation of FAS expense.

The effect of a 1% increase or decrease in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is less than $1 million and for the accumulated postretirement benefit obligation is a $7 million increase or decrease.

Plan Assets
Substantially all our domestic Pension Benefit Plan (Plan) assets, which consist of investments in cash and cash equivalents, publicly traded U.S. and international equity securities, private equity funds, private real estate funds, fixed-income securities, commingled funds and other investments such as insurance contracts and derivatives, are held in a master trust, which was established for the investment of assets of our Company-sponsored retirement plans. The assets of the master trust are overseen by our Investment Committee comprised of members of senior management drawn from appropriate diversified levels of the executive management team.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The investment policy asset allocation ranges for the Plan, as set by the Investment Committee, for the year ended December 31, 2013 were as follows:

Asset Category
Global equity (combined U.S. and international equity)	40% - 60%
U.S. equities	25% - 40%
International equities	15% - 25%
Fixed-income securities	25% - 40%
Cash and cash equivalents	1% - 10%
Private equity and private real estate	3% - 8%
Other (including absolute return funds)	5% - 20%

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

Consistent with the objective of maximizing return while minimizing risk, multiple investment strategies are employed to diversify risk such that no single investment or manager holding presents a significant exposure to the total investment portfolio. Plan assets are invested in numerous diversified strategies with the intent to minimize correlations. This allows for diversification of returns. Plan assets can be invested in funds that track an index and are designed to achieve diversification across the related indices. The Plan had $4 billion invested in such funds across 4 indices as of December 31, 2013. Other than funds that track an index, no individual investment strategy represented more than 5% of the Plan as of December 31, 2013. Further, within each separate account strategy, guidelines are established which set forth the list of authorized investments, the typical portfolio characteristics and diversification required by limiting the amount that can be invested by sector, country and issuer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The fair value of our Plan assets by asset category and by level (as described in "Note 1: Summary of Significant Accounting Policies") at December 31, 2013 and December 31, 2012 were as follows:

Fair Value Measurements at December 31, 2013
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equities
All capitalization(1)	$6,647	$2,805	$3,842	$—
International equities
Developed markets(1)	3,136	2,225	911	—
Emerging markets(1)	488	393	95	—
Fixed-income securities
U.S. Government and agency securities	93	93	—	—
Corporate debt securities/instruments
Investment grade bonds(2)	1,477	—	1,477	—
Non-investment grade bonds(2)	427	—	427	—
Emerging market debt	51	51	—	—
Core fixed-income(3)	1,326	1,228	98	—
Global multi-sector fixed-income(4)	97	97	—	—
Fixed-income hedge funds(5)	171	—	164	7
Securitized(6)	754	—	754	—
Convertible(7)	207	207	—	—
Cash and cash equivalents(8)	1,239	561	678	—
Other funds
Absolute return funds(9)
Relative value(10)	464	—	318	146
Event driven(11)	323	—	168	155
Equity hedge(12)	329	—	323	6
Macro(13)	201	—	191	10
Multi-strategy(14)	125	—	—	125
Private equity funds(15)	598	—	—	598
Private real estate funds	537	—	208	329
Insurance contracts	26	—	—	26
Other(17)	106	—	—	106
Total	$18,822	$7,660	$9,654	$1,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value Measurements at December 31, 2012
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equities
All capitalization(1)	$4,626	$1,817	$2,809	$—
International equities
Developed markets(1)	2,350	1,834	516	—
Emerging markets(1)	658	553	105	—
Fixed-income securities
U.S. Government and agency securities	69	69	—	—
Corporate debt securities/instruments
Investment grade bonds(2)	1,989	—	1,989	—
Non-investment grade bonds(2)	336	—	336	—
Emerging market debt	181	181	—	—
Core fixed-income(3)	1,519	1,281	238	—
Global multi-sector fixed-income(4)	202	—	202	—
Fixed-income hedge funds(5)	297	—	230	67
Securitized(6)	480	—	480	—
Cash and cash equivalents(8)	874	339	535	—
Other funds
Absolute return funds(9)
Relative value(10)	358	—	358	—
Event driven(11)	203	—	131	72
Equity hedge(12)	118	—	113	5
Macro(13)	994	—	962	32
Multi-strategy(14)	581	501	—	80
Private equity funds(15)	397	—	—	397
Private real estate funds	299	—	50	249
Insurance contracts	25	—	—	25
Payable for securities lending collateral(16)	(15)	—	(15)	—
Other(17)	192	—	—	192
Total	$16,733	$6,575	$9,039	$1,119

(1)	U.S. and International equities primarily include investments across the spectrum of large, medium and small market capitalization stocks.

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

(7)
Convertible fixed-income securities are funds that invest in bonds that can be converted into a predetermined amount of the issuer's equity at certain times during the life of the bond, usually at the discretion of the bondholder.

(8)
Cash and cash equivalents are invested in highly liquid money market funds. Included in cash and cash equivalents is excess cash in investment manager accounts. This cash is available for immediate use and is used to fund daily operations and execute the investment policy. This amount is not considered to be part of the cash target allocation set forth in the investment policy.

(9)	Absolute return funds seek returns that are less volatile than long only funds under all market conditions.

(10)
Relative value fund strategies seek to capture arbitrage opportunities created by price discrepancies between related equity, debt and derivative financial instruments while minimizing or neutralizing market risk.

(11)
Event driven fund strategies seek to capture return opportunities created by special situations and corporate events tied to corporate merger and acquisition activity, restructuring, bankruptcy or financial distress.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)
Equity hedge fund strategies invest in global public equity securities, equity related options and derivatives and employ short selling with the objective of generating higher risk-adjusted returns than traditional investments in equity.

(13)
Macro fund strategies invest in futures, broad market indices and other financial instruments and seek to either generate positive returns regardless of market conditions or take advantage of global capital flows.

(14)	Multi-strategy funds allocate investments tactically across all asset classes globally based upon relative valuations to achieve maximum returns.

(15)	Private equity funds are predominantly invested in the U.S. and Western Europe.

(16)
The Plan participated in a securities lending program with the Trustee as of December 31, 2012 and exited the program by December 31, 2013. The program allowed the Trustee to loan securities, which are assets of the Plan, to approved brokers (Borrowers). The Trustee requires Borrowers, pursuant to a security loan agreement, to deliver collateral to secure each loan. The Plan bears the risk of loss with respect to the unfavorable change in fair value of the invested cash collateral. The market value of securities on loan is reflected in the various asset categories above. Loaned securities were predominantly U.S. equities, International equities, corporate bonds and U.S. Government bonds or treasuries. Cash collateral obligations of $15 million were received for securities on loan as of December 31, 2012. Cash collateral was invested in a separately maintained and managed cash collateral investment account.

(17)
As of December 31, 2013 and December 31, 2012, this category included $106 million and $192 million of net receivables and payables which consisted primarily of pending trades, interest, dividends and other payable expenses.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In millions)	Beginning Balance at Dec 31, 2012	Actual return on plan assets(1)	Purchases, issuances, settlements	Transfers in and/or out of Level 3	Ending Balance at Dec 31, 2013
Fixed-income securities
Fixed-income hedge funds	$67	$39	$(99)	$—	$7
Other funds
Absolute return funds
Relative value	—	11	135	—	146
Event driven	72	30	53	—	155
Equity hedge	5	1	—	—	6
Macro	32	1	(23)	—	10
Multi-strategy	80	13	32	—	125
Private equity funds	397	85	116	—	598
Private real estate funds	249	49	31	—	329
Insurance contracts	25	—	1	—	26
Other	192	—	(86)	—	106
Total	$1,119	$229	$160	$—	$1,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In millions)	Beginning Balance at Dec 31, 2011	Actual return on plan assets(1)	Purchases, issuances, settlements	Transfers in and/or out of Level 3	Ending Balance at Dec 31, 2012
Fixed-income securities
Fixed-income hedge funds	$53	$28	$(14)	$—	$67
Other funds
Absolute return funds
Relative value	23	—	(23)	—	—
Event driven	57	9	6	—	72
Equity hedge	—	—	5	—	5
Macro	22	1	9	—	32
Multi-strategy	—	2	78	—	80
Private equity funds	301	45	51	—	397
Private real estate funds	182	18	49	—	249
Insurance contracts	25	—	—	—	25
Other	89	—	103	—	192
Total	$752	$103	$264	$—	$1,119

(1)	The actual return on plan assets for assets still held at December 31, 2013 and December 31, 2012 was $95 million and $(32) million, respectively.

The Plan limits the use of derivatives through direct or separate account investments such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is limited to hedging purposes or to gain market exposure in a non-speculative manner. The fair market value of the Plan’s derivatives through direct or separate account investments was approximately $20 million and less than $1 million as of December 31, 2013 and December 31, 2012, respectively.

In addition, assets are held in trust for non-U.S. Pension Benefits plans, primarily in the U.K. and Canada, which are governed locally in accordance with specific jurisdictional requirements. These assets are overseen by local management in Canada and by trustees with a combination of members representing plan participants and local management in the U.K. Investments in the non-U.S. Pension Benefits plans consist primarily of fixed-income securities and equity securities and had a fair market value of $806 million and $717 million at December 31, 2013 and December 31, 2012, respectively. These investments are valued using quoted prices in active markets (Level 1) as well as significant observable inputs (Level 2). Investments with significant unobservable inputs (Level 3) are immaterial in the non-U.S. Pension Benefits plans.

The fair market value of assets related to our Other Benefits was $431 million and $408 million as of December 31, 2013 and December 31, 2012, respectively. These assets included $189 million and $179 million at December 31, 2013 and December 31, 2012, respectively, that were invested in the master trust described above and are therefore invested in the same assets described above. The remaining investments are held within Voluntary Employees’ Beneficiary Association (VEBA) trusts. The assets of the VEBA trusts are also overseen by the Investment Committee and managed by the same investment fiduciary that manages the master trust’s investments. These assets are generally invested in mutual funds, and are valued primarily using quoted prices in active markets (Level 1) as well as significant observable inputs (Level 2). There were no Level 3 investments in the VEBA trusts at December 31, 2013 or December 31, 2012.

The table below details assets by category for our VEBA trusts. These assets consist primarily of publicly-traded equity securities and publicly-traded fixed-income securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

VEBA Trust Asset Information	Percent of Plan Assets at Dec 31:
Asset category	2013	2012
Fixed-income securities	34%	35%
U.S. equities	41%	41%
International equities	21%	20%
Cash and cash equivalents	4%	4%
Total	100%	100%

Note 14: Income Taxes
The provision for federal and foreign income taxes consisted of the following:

(In millions)	2013	2012	2011
Current income tax expense
Federal	$723	$753	$360
Foreign	17	32	46
Deferred income tax expense (benefit)
Federal	36	74	387
Foreign	32	19	(11)
Total	$808	$878	$782

The expense for income taxes differs from the U.S. statutory rate due to the following:

	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
Research and development (R&D) tax credit	(1.8)	—	(1.0)
Tax settlements and refund claims	(0.8)	(0.8)	(2.6)
Domestic manufacturing deduction benefit	(2.1)	(1.9)	(1.8)
Other, net	(1.0)	(0.7)	(0.2)
Effective tax rate	29.3%	31.6%	29.4%

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. During 2013, the IRS completed its examination of our 2009 and 2010 tax years and we received final approval from the U.S. Congressional Joint Committee on Taxation (JCT) of a refund claim related to the 2011 tax year which completed IRS examinations through 2011. As a result of closing the federal audit examinations, our unrecognized tax benefits decreased by approximately $70 million, inclusive of interest, the majority of which did not impact our income from continuing operations. During 2012, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of an IRS Appeals Division settlement for the 2006–2008 IRS examination cycle (2012 Tax Settlement). As a result, our unrecognized tax benefits decreased by approximately $24 million, inclusive of interest, all of which increased our income from continuing operations. In 2011, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of a Minimum Tax Refund claim for the 2006–2008 IRS examination cycle. As a result, our unrecognized tax benefits decreased by approximately $60 million, inclusive of interest, all of which increased our income from continuing operations. We are participating in the IRS Compliance Assurance Process (CAP) program for the 2012 and 2013 tax years. We are also under audit by multiple state and foreign tax authorities.

(In millions)	2013	2012	2011
Domestic income from continuing operations before taxes	$2,612	$2,630	$2,574
Foreign income from continuing operations before taxes	145	149	86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2013, foreign earnings of approximately $509 million have been retained by foreign subsidiaries for reinvestment. In the first quarter of 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million. The transaction does not affect our indefinite reinvestment assertion because it generated a net tax benefit of approximately $80 million. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely invested or are expected to be remitted substantially free of additional tax. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriation. We made the following net tax payments during the years ended December 31:

(In millions)	2013	2012	2011
Federal	$628	$826	$332
Foreign	22	13	94
State	39	78	12

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

The balance of unrecognized tax benefits, exclusive of interest, was $118 million and $129 million at December 31, 2013 and December 31, 2012, respectively, the majority of which would affect earnings if recognized. We accrue interest and penalties related to unrecognized tax benefits in tax expense. During 2013, primarily as a result of the completion of the IRS and state examinations, we recorded $13 million of income related to interest which, net of the federal tax expense, was $9 million. In the twelve months ended December 31, 2012 and December 31, 2011, respectively, we recorded $2 million of interest income and $14 million of interest income which, net of the federal tax, was $1 million and $9 million of interest income in 2012 and 2011, respectively. At December 31, 2013 and December 31, 2012, we had $5 million and $17 million of interest accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $3 million and $11 million, respectively.

A rollforward of our unrecognized tax benefits was as follows:

(In millions)	2013	2012	2011
Unrecognized tax benefits, beginning of year	$129	$167	$188
Additions based on current year tax positions	104	1	22
Additions based on prior year tax positions	—	—	12
Reductions based on prior year tax positions	(64)	(39)	(55)
Settlements based on prior year tax positions	(51)	—	—
Unrecognized tax benefits, end of year	$118	$129	$167

It is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest, may decrease by up to $115 million, as a result of resolving various issues in the currently open cycles, including the R&D tax credit. We expect that the majority of the decrease would affect the effective tax rate, if recognized.
We generally account for our state income tax expense as a deferred contract cost, as we can generally recover this expense through the pricing of our products and services to the U.S. Government. We include this deferred amount in contracts in process, net until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. Net state income tax expense allocated to our contracts was $42 million, $78 million and $16 million in 2013, 2012 and 2011, respectively. We include state income tax expense allocated to our contracts in administrative and selling expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income taxes consisted of the following at December 31:

(In millions)	2013	2012
Current deferred tax assets (liabilities)
Accrued employee compensation and benefits	$240	$226
Other accrued expenses and reserves	191	181
Contracts in process and inventories	(513)	(311)
Deferred income taxes-current	$(82)	$96
Noncurrent deferred tax assets (liabilities)
Pension benefits	$934	$2,490
Other retiree benefits	113	118
Net operating loss and tax credit carryforwards	116	148
Depreciation and amortization	(1,346)	(1,312)
Other	(74)	(86)
Deferred income taxes-noncurrent	$(257)	$1,358

As of December 31, 2013, we had foreign net operating loss carryforwards of approximately $468 million, of which $446 million was generated in the U.K. We believe that we will have sufficient taxable income to realize this deferred tax asset, as any net operating loss generated in the U.K. may be carried forward indefinitely.

The tax expense (benefit) related to discontinued operations was $(5) million, $1 million and $2 million in 2013, 2012 and 2011, respectively.

Note 15: Business Segment Reporting
Our reportable segments, organized based on capabilities and technologies, are: IDS; IIS; MS; and SAS.

IDS is a leader in integrated air and missile defense; radar solutions; naval combat and ship electronic systems; command, control, communications, computers and intelligence (C4I) solutions; and international and domestic Air Traffic Management (ATM) systems. IDS delivers combat-proven performance against the complete spectrum of airborne and ballistic missile threats and is a world leader in the technology, development, and production of sensors and mission systems.

IIS provides a full range of technical and professional services to intelligence, defense, federal and commercial customers worldwide. IIS specializes in global Intelligence, Surveillance and Reconnaissance (ISR), navigation, DoD space and weather solutions, cybersecurity, analytics, training, logistics, mission support, and engineering and sustainment solutions. Key customers include the U.S. Intelligence Community, DoD agencies, the U.S. Armed Forces, the FAA, the National Oceanic and Atmospheric Administration (NOAA), Department of Homeland Security (DHS), the National Aeronautics and Space Administration (NASA) and an increasing number of international customers.

MS is a premier developer and producer of missile and combat systems for the armed forces of the U.S. and other allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, surveillance, targeting, and netted systems, MS develops and supports a broad range of advanced weapon systems, including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles, directed energy effectors and advanced combat sensor solutions.

SAS is a leader in the design and development of integrated sensor and communication systems for advanced missions, including traditional and non-traditional ISR, precision engagement, unmanned aerial operations, and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides electro-optical/infrared sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, signals intelligence systems, processors, electronic warfare systems, communication systems, and space-qualified systems for civil and military applications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Segment financial results were as follows:

Total Net Sales (in millions)	2013	2012	2011
Integrated Defense Systems	$6,489	$6,492	$6,441
Intelligence, Information and Services	6,045	6,335	6,470
Missile Systems	6,599	6,639	6,801
Space and Airborne Systems	6,371	6,823	6,818
Corporate and Eliminations	(1,798)	(1,875)	(1,739)
Total	$23,706	$24,414	$24,791

Intersegment Sales (in millions)	2013	2012	2011
Integrated Defense Systems	$107	$91	$83
Intelligence, Information and Services	817	784	741
Missile Systems	163	161	182
Space and Airborne Systems	711	839	733
Total	$1,798	$1,875	$1,739

Operating Income (in millions)	2013	2012	2011
Integrated Defense Systems	$1,115	$1,047	$998
Intelligence, Information and Services	510	536	480
Missile Systems	830	861	939
Space and Airborne Systems	920	988	951
FAS/CAS Adjustment	(249)	(255)	(337)
Corporate and Eliminations	(188)	(188)	(201)
Total	$2,938	$2,989	$2,830

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

The components of operating income related to Corporate and Eliminations were as follows:

(In millions)	2013	2012	2011
Intersegment profit eliminations	$(160)	$(177)	$(161)
Corporate	(28)	(11)	(40)
Total	$(188)	$(188)	$(201)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intersegment Operating Income (in millions)	2013	2012	2011
Integrated Defense Systems	$9	$8	$7
Intelligence, Information and Services	72	72	68
Missile Systems	17	24	20
Space and Airborne Systems	62	73	66
Total	$160	$177	$161

Capital Expenditures (in millions)	2013	2012	2011
Integrated Defense Systems	$69	$67	$91
Intelligence, Information and Services	28	34	51
Missile Systems	55	66	81
Space and Airborne Systems	117	132	98
Corporate	11	40	19
Total	$280	$339	$340

Depreciation and Amortization (in millions)	2013	2012	2011
Integrated Defense Systems	$96	$101	$98
Intelligence, Information and Services	62	65	63
Missile Systems	76	68	66
Space and Airborne Systems	158	161	162
Corporate	53	60	55
Total	$445	$455	$444

Total Assets (in millions)	2013	2012
Integrated Defense Systems	$3,897	$3,710
Intelligence, Information and Services	3,772	3,827
Missile Systems	6,316	6,319
Space and Airborne Systems	6,399	6,470
Corporate	5,583	6,360
Total	$25,967	$26,686

Total Net Sales by Geographic Areas (in millions)	2013	2012	2011
United States	$17,260	$18,182	$18,652
Asia/Pacific	2,590	2,510	2,556
Middle East and North Africa	2,396	2,470	2,216
All Other (Principally Europe)	1,460	1,252	1,367
Total	$23,706	$24,414	$24,791

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a breakdown of net sales to major customers:

(In millions)	2013	2012	2011
Sales to the U.S. Government(1)	$17,019	$17,861	$18,360
Sales to the U.S. Department of Defense(1)	16,015	16,818	17,308
Total international sales(2)	6,446	6,232	6,139
Foreign military sales through the U.S. Government	3,062	3,196	2,998

(1)	Excludes foreign military sales through the U.S. Government.

(2)	Includes foreign military sales through the U.S. Government.

Property, Plant and Equipment, net by Geographic Area (in millions)	2013	2012
United States	$1,841	$1,878
All Other (Principally Europe)	96	108
Total	$1,937	$1,986

Note 16: Quarterly Operating Results (Unaudited)

(In millions, except per share amounts, stock prices and workdays)
2013	First(3)	Second	Third	Fourth
Total net sales	$5,879	$6,115	$5,842	$5,870
Gross margin	1,274	1,362	1,308	1,230
Income from continuing operations	496	493	491	469
Net income attributable to Raytheon Company	488	488	489	531
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$1.50	$1.50	$1.51	$1.46
Diluted	1.49	1.50	1.51	1.46
EPS attributable to Raytheon Company common stockholders(1)
Basic	1.49	1.50	1.52	1.66
Diluted	1.49	1.50	1.51	1.66
Cash dividends per share
Declared	0.55	0.55	0.55	0.55
Paid	0.50	0.55	0.55	0.55
Common stock prices
High	$59.01	$68.07	$80.69	$91.04
Low	52.67	56.22	64.82	73.97
Workdays(2)	63	64	63	59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2012	First	Second	Third	Fourth(4)
Total net sales	$5,938	$5,992	$6,045	$6,439
Gross margin	1,279	1,340	1,356	1,347
Income from continuing operations	454	471	508	468
Net income attributable to Raytheon Company	448	471	500	469
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$1.33	$1.41	$1.51	$1.41
Diluted	1.33	1.41	1.51	1.41
EPS attributable to Raytheon Company common stockholders(1)
Basic	1.33	1.41	1.51	1.42
Diluted	1.32	1.41	1.50	1.42
Cash dividends per share
Declared	0.50	0.50	0.50	0.50
Paid	0.43	0.50	0.50	0.50
Common stock prices
High	$52.96	$56.59	$58.40	$59.28
Low	47.99	49.30	54.28	54.00
Workdays(2)	64	64	63	58

(1)	EPS is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for each year.

(2)	Number of workdays per our fiscal calendar, which excludes holidays and weekends.

(3)
During the first quarter of 2013, we recorded a $25 million benefit for the 2012 research and development (R&D) tax credit. In January 2013, Congress approved legislation that included the extension of the R&D tax credit. The legislation retroactively reinstated the R&D tax credit for 2012 and extended it through December 31, 2013. As a result, we recorded the 2012 benefit in the first quarter of 2013.

(4)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of December 31, 2013.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013 were effective.

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

Report of the Independent Registered Public Accounting Firm—The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of our Board of Directors is contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant". Information regarding Section 16(a) compliance is contained in our definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our definitive proxy statement under the caption “The Board of Directors and Board Committees” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our code of ethics is contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the caption “Corporate Governance—Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.

No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board of Directors since we described the procedures in our definitive proxy statement for the 2007 Annual Meeting of

Stockholders. Information regarding the procedures is contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the caption “Corporate Governance—Director Nomination Process.”

ITEM 11. EXECUTIVE COMPENSATION

This information is contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the captions “Executive Compensation,” “Director Compensation,” and “The Board of Directors and Board Committees—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and for directors and executive officers is contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference. Information regarding securities authorized for issuance under our executive compensation plans is contained in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the captions “Corporate Governance—Board Independence,” “Corporate Governance—Transactions with Related Persons” and “Stock Ownership—Five Percent Stockholders” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the caption “Independent Auditors: Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	The following financial statements of Raytheon Company, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Five Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated February 11, 2014 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2013, 2012 and 2011 and on the Company’s internal control over financial reporting as of December 31, 2013 is included in Part II, Item 8 of this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 of this Annual Report on Form 10-K.

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

10.9	Raytheon Company Excess Savings Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2010 and November 1, 2013.*

10.10	Raytheon Company Excess Pension Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2009.*

10.11	Raytheon Company Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2011.*

10.12	Raytheon Company Deferred Compensation Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2009, January 1, 2010, May 6, 2010 and November 1, 2013.*

10.13
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

10.18
Form of Restricted Stock Unit Agreement under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.19
Form of Performance Stock Unit Award Agreement with respect to the Long Term Performance Plan, under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

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

10.22
Form of Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, is hereby incorporated by reference.

10.23
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

10.26	Summary of Executive Severance and Change in Control Guidelines*

10.27	Letter Agreement between Raytheon Company and William H. Swanson, filed as an exhibit to the Company’s Current Report on Form 8-K filed April 24, 2003, is hereby incorporated by reference.

10.28
Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.29
Amendment dated November 18, 2002 to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.30
Amendment to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.31	Summary of Executive Perquisites Policy*

10.32	Summary of Key Employee Permanent Domestic Relocation Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.

10.33
Guarantee Agreement, dated as of May 9, 2001, between Raytheon Company and The Bank of New York as initial Guarantee Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

10.34
Settlement Agreement between Raytheon Company, Raytheon Engineers and Constructors International, Inc. and Washington Group International, Inc. dated January 23, 2002, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.35
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

10.37
Letter Agreement dated March 2, 2006 between Raytheon Company and Taylor W. Lawrence, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 6, 2006, is hereby incorporated by reference.

10.38	Summary of the Raytheon Company Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.39	Summary of the Raytheon Company Long-Term Performance Plan*

10.40
Stock Purchase Agreement by and among, Hawker Beechcraft Corporation, Greenbulb Limited, Raytheon Company, Raytheon Aircraft Holdings, Inc. and Raytheon Aircraft Services Limited dated as of December 20, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 22, 2006, is hereby incorporated by reference.

10.41
Form of Indemnification Agreement between the Company and each of its directors and executive officers, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2007, is hereby incorporated by reference.

10.42
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

10.43
Two-Year and One-Day Competitive Advance and Revolving Credit Agreement by and among Raytheon Company, as the Borrower, the Lenders named therein, and the Syndication Agent, Documentation Agents and Administrative Agent named therein, dated as of November 17, 2010, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2010, is hereby incorporated by reference.

10.44	Form of Clawback Policy Acknowledgement, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.

10.45
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

10.46
Letter Agreement dated October 25, 2010 between Raytheon Company and Daniel J. Crowley, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2012, is hereby incorporated by reference.

12	Statement regarding Computation of Ratio of Earnings to Fixed Charges for the year ended December 31, 2013.*

21	Subsidiaries of Raytheon Company.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

(Exhibits marked with an asterisk (*) are filed electronically herewith.)

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

Dated: February 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ William H. Swanson	Chairman and Chief Executive Officer (Principal Executive Officer)	February 11, 2014
William H. Swanson

/s/ David C. Wajsgras	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2014
David C. Wajsgras

/s/ Michael J. Wood	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 11, 2014
Michael J. Wood

/s/ James E. Cartwright	Director	February 11, 2014
James E. Cartwright

/s/ Vernon E. Clark	Director	February 11, 2014
Vernon E. Clark

/s/ Stephen J. Hadley	Director	February 11, 2014
Stephen J. Hadley

/s/ Thomas A. Kennedy	Director	February 11, 2014
Thomas A. Kennedy

/s/ George R. Oliver	Director	February 11, 2014
George R. Oliver

/s/ Michael C. Ruettgers	Director	February 11, 2014
Michael C. Ruettgers

/s/ Ronald L. Skates	Director	February 11, 2014
Ronald L. Skates

/s/ William R. Spivey	Director	February 11, 2014
William R. Spivey

/s/ Linda G. Stuntz	Director	February 11, 2014
Linda G. Stuntz