Form 10-Q
period 2014-03-30
RAYTHEON CO/
filed 2014-04-24
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 21, 2014 was 312,857,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance including with respect to our liquidity and capital resources, capital expenditures, our cash tax payments and tax reserves, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits and the outcome of legal and administrative proceedings, claims, investigations, and commitments and contingencies. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown risks and uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Mar 30, 2014	Dec 31, 2013
Assets
Current assets
Cash and cash equivalents	$3,036	$3,296
Short-term investments	1,495	1,001
Contracts in process, net	5,211	4,870
Inventories	363	363
Prepaid expenses and other current assets	334	286
Total current assets	10,439	9,816
Property, plant and equipment, net	1,902	1,937
Goodwill	12,765	12,764
Other assets, net	1,435	1,450
Total assets	$26,541	$25,967

Liabilities and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,612	$2,350
Accounts payable	1,078	1,178
Accrued employee compensation	867	1,068
Other accrued expenses	1,422	1,214
Total current liabilities	5,979	5,810
Accrued retiree benefits and other long-term liabilities	4,244	4,226
Long-term debt	4,735	4,734
Commitments and contingencies (Note 8)

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 313 and 315 shares outstanding at March 30, 2014 and December 31, 2013, respectively.	3	3
Additional paid-in capital	1,795	1,972
Accumulated other comprehensive loss	(4,962)	(5,113)
Retained earnings	14,582	14,173
Total Raytheon Company stockholders’ equity	11,418	11,035
Noncontrolling interests in subsidiaries	165	162
Total equity	11,583	11,197
Total liabilities and equity	$26,541	$25,967

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In millions, except per share amounts)	Mar 30, 2014	Mar 31, 2013
Net sales
Products	$4,565	$4,906
Services	943	973
Total net sales	5,508	5,879
Operating expenses
Cost of sales—products	3,391	3,800
Cost of sales—services	770	805
General and administrative expenses	559	568
Total operating expenses	4,720	5,173
Operating income	788	706
Non-operating (income) expense, net
Interest expense	51	53
Interest income	(3)	(3)
Other (income) expense, net	—	(7)
Total non-operating (income) expense, net	48	43
Income from continuing operations before taxes	740	663
Federal and foreign income taxes	147	167
Income from continuing operations	593	496
Income (loss) from discontinued operations, net of tax	7	(2)
Net income	600	494
Less: Net income attributable to noncontrolling interests in subsidiaries	4	6
Net income attributable to Raytheon Company	$596	$488

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.87	$1.50
Income (loss) from discontinued operations, net of tax	0.02	(0.01)
Net income	1.89	1.49
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.87	$1.49
Income (loss) from discontinued operations, net of tax	0.02	(0.01)
Net income	1.89	1.49
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$589	$490
Income (loss) from discontinued operations, net of tax	7	(2)
Net income	$596	$488
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Net income	$600	$494
Other comprehensive income (loss), before tax:
Foreign exchange translation	6	(45)
Cash flow hedges and interest rate locks	(1)	(4)
Unrealized gains (losses) on investments and other, net	—	(2)
Pension and other employee benefit plans, net:
Amortization of prior service cost included in net periodic cost	2	1
Amortization of net actuarial loss included in net income	222	294
Pension and other employee benefit plans, net	224	295
Other comprehensive income (loss), before tax	229	244
Income tax benefit (expense) related to items of other comprehensive income (loss)	(78)	(102)
Other comprehensive income (loss), net of tax	151	142
Total comprehensive income	751	636
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	4	6
Comprehensive income attributable to Raytheon Company	$747	$630
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Three Months Ended March 30, 2014 and March 31, 2013 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2013	$3	$1,972	$(5,113)	$14,173	$11,035	$162	$11,197
Net income				596	596	4	600
Other comprehensive income (loss), net of tax			151		151		151
Dividends declared				(187)	(187)		(187)
Distributions and other activity related to noncontrolling interests					—	(1)	(1)
Common stock plans activity		53			53		53
Share repurchases		(230)			(230)		(230)
Balance at March 30, 2014	$3	$1,795	$(4,962)	$14,582	$11,418	$165	$11,583

Balance at December 31, 2012	$3	$2,928	$(7,788)	$12,883	$8,026	$164	$8,190
Net income				488	488	6	494
Other comprehensive income (loss), net of tax			142		142		142
Dividends declared				(178)	(178)		(178)
Common stock plans activity		46			46		46
Share repurchases		(234)			(234)		(234)
Balance at March 31, 2013	$3	$2,740	$(7,646)	$13,193	$8,290	$170	$8,460
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Cash flows from operating activities
Net income	$600	$494
(Income) loss from discontinued operations, net of tax	(7)	2
Income from continuing operations	593	496
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	107	108
Stock-based compensation	38	31
Deferred income taxes	(31)	2
Tax benefit from stock-based awards	(11)	(3)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(77)	(493)
Inventories	—	(62)
Prepaid expenses and other current assets	(51)	88
Accounts payable	(100)	(129)
Income taxes receivable/payable	224	243
Accrued employee compensation	(201)	(150)
Other accrued expenses	5	23
Other long-term liabilities	(12)	(15)
Pension and other postretirement benefit plans	180	291
Other, net	(5)	(8)
Net cash provided by (used in) operating activities from continuing operations	659	422
Net cash provided by (used in) operating activities from discontinued operations	12	1
Net cash provided by (used in) operating activities	671	423
Cash flows from investing activities
Additions to property, plant and equipment	(39)	(49)
Proceeds from sales of property, plant and equipment	—	1
Additions to capitalized internal use software	(12)	(9)
Purchases of short-term investments	(1,345)	(201)
Sales of short-term investments	457	—
Maturities of short-term investments	400	153
Net cash provided by (used in) investing activities	(539)	(105)
Cash flows from financing activities
Dividends paid	(174)	(164)
Repurchases of common stock under stock repurchase programs	(200)	(225)
Repurchases of common stock to satisfy tax withholding obligations	(30)	(9)
Proceeds from exercise of stock options	1	14
Tax benefit from stock-based awards	11	3
Net cash provided by (used in) financing activities	(392)	(381)
Net increase (decrease) in cash and cash equivalents	(260)	(63)
Cash and cash equivalents at beginning of the year	3,296	3,188
Cash and cash equivalents at end of period	$3,036	$3,125

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation
We prepared the accompanying unaudited consolidated financial statements of Raytheon Company and all wholly-owned and majority-owned domestic and otherwise controlled foreign subsidiaries on the same basis as our annual audited financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.
In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with GAAP and with the instructions to Form 10-Q in Article 10 of Securities and Exchange Commission (SEC) Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and any such differences may be material to our financial statements. In addition, we reclassified certain prior year amounts to conform to our current year presentation.

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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended
(In millions, except per share amounts)	Mar 30, 2014	Mar 31, 2013
Operating income	$122	$139
Income from continuing operations attributable to Raytheon Company	79	90
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.25	$0.27

Note 3: Inventories
Inventories consisted of the following:

(In millions)	Mar 30, 2014	Dec 31, 2013
Materials and purchased parts	$75	$73
Work in process	278	279
Finished goods	10	11
Total	$363	$363
We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $90 million and $100 million in inventories as work in process at March 30, 2014 and December 31, 2013, respectively.

Note 4: Accounting Standards
New pronouncements issued but not effective until after March 30, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 5: Acquisitions
In pursuing our business strategies, we periodically acquire and make investments in certain businesses that meet strategic and financial criteria.

A rollforward of our goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Total
Balance at December 31, 2013	$1,800	$2,708	$4,150	$4,106	$12,764
Effect of foreign exchange rates and other	1	—	—	—	1
Balance at March 30, 2014	$1,801	$2,708	$4,150	$4,106	$12,765

Note 6: Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.
We retained certain assets and liabilities of our previously-disposed businesses. At March 30, 2014 and December 31, 2013, we had $52 million and $56 million, respectively, of assets primarily related to the receivable associated with the Flight Options excise tax settlement, and our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At March 30, 2014 and December 31, 2013, we had $17 million and $16 million, respectively, of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

Note 7: Derivatives and Other Financial Instruments
Derivatives—Our primary market exposures are to foreign exchange rates and interest rates, and we use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions that we judge to be credit-worthy, and the majority of our foreign currency forward contracts are denominated in currencies of major industrial countries. We do not hold or issue derivative financial instruments for trading or speculative purposes.
The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses on our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Mar 30, 2014	Dec 31, 2013	Mar 30, 2014	Dec 31, 2013
Derivatives designated as hedging instruments	$22	$20	$27	$23
Derivatives not designated as hedging instruments	4	3	5	3
Total	$26	$23	$32	$26

The fair values of these derivatives are Level 2 in the fair value hierarchy at March 30, 2014 and December 31, 2013 because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.
We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Effective portion
Gain (loss) recognized in accumulated other comprehensive loss (AOCL)	$(2)	$(1)
Gain (loss) reclassified from AOCL to operating income	—	2
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in operating income	—	—

Pretax losses related to foreign currency forward contracts not designated as cash flow hedges were less than $1 million and $2 million for the first quarters of 2014 and 2013, respectively.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,400 million and $1,396 million at March 30, 2014 and December 31, 2013, respectively.

Our foreign currency forward contracts contain off-set or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At March 30, 2014 and December 31, 2013, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at March 30, 2014 or December 31, 2013.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at March 30, 2014 and December 31, 2013, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlements date, and current rates. At March 30, 2014 and December 31, 2013, we had short-term investments of $1,495 million and $1,001 million, respectively, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. The amortized cost of these securities closely approximated their fair value at March 30, 2014 and December 31, 2013. There were no securities deemed to have other than temporary declines in value for the first quarter of 2014. In the first quarter of 2014, we recorded unrealized gains on short-term investments of less than $1 million, net of tax, in AOCL. In the first three months of 2014, we recorded sales of short-term investments of $457 million, which resulted in gains of less than $1 million recorded in other (income) expense, net. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

In addition to the financial instruments discussed above, we hold other financial instruments, including cash and cash equivalents, notes receivable and debt. The carrying amounts for cash and cash equivalents and notes receivable approximated their fair values. The carrying value of long-term debt of $4,735 million at March 30, 2014 and $4,734 million at December 31, 2013, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $5,172 million and $5,036 million at March 30, 2014 and December 31, 2013, respectively, was determined based on quoted prices in inactive markets, which falls within Level 2 of the fair value hierarchy.

In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first quarter of 2014.

Note 8: Commitments and Contingencies
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

(In millions, except percentages)	Mar 30, 2014	Dec 31, 2013
Total remediation costs—undiscounted	$208	$198
Weighted average discount rate	5.6%	5.6%
Total remediation costs—discounted	$148	$133
Recoverable portion	97	90
We also lease certain government-owned properties and generally are not liable for remediation of preexisting environmental contamination at these sites. As a result, we generally do not provide for these costs in our consolidated financial statements.
Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of environmental matters. However, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.
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

(In millions)	Mar 30, 2014	Dec 31, 2013
Guarantees	$348	$378
Letters of credit	1,768	1,424
Surety bonds	230	238

Included in guarantees and letters of credit described above were $203 million and $256 million, respectively, at March 30, 2014, and $233 million and $268 million, respectively, at December 31, 2013, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At March 30, 2014, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at March 30, 2014. At March 30, 2014 and December 31, 2013, we had an estimated liability of $7 million and $8 million, respectively, related to these guarantees and letters of credit.
In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at March 30, 2014.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 30, 2014, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.
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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $582 million based on foreign exchange rates as of March 30, 2014) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
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
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $831 million based on foreign exchange rates as of March 30, 2014) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $690 million based on foreign exchange rates as of March 30, 2014). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $502 million based on foreign exchange rates as of March 30, 2014) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and were completed in 2013. We expect a decision in the first half of 2014.

The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at March 30, 2014 and December 31, 2013. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity.

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
Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.
Activity related to product warranty accruals was as follows:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Beginning balance	$30	$33
Provisions for warranties	—	3
Warranty services provided	(1)	(2)
Ending balance	$29	$34
We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 9: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Beginning balance	314.5	328.1
Stock plans activity	0.6	0.7
Stock repurchases	(2.3)	(4.4)
Ending balance	312.8	324.4

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. Additionally, in November 2013, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At March 30, 2014, we had approximately $2.1 billion available under these repurchase programs. Stock repurchases will take place from time to time at management’s discretion depending on market conditions.

Stock repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards, restricted stock units and stock options issued to employees.

Our stock repurchases were as follows:

	Three Months Ended
(In millions)	Mar 30, 2014		Mar 31, 2013
	$	Shares	$	Shares
Stock repurchased under our stock repurchase programs	$200	2.1	$225	4.2
Stock repurchased to satisfy tax withholding obligations	30	0.2	9	0.2
Total stock repurchases	$230	2.3	$234	4.4

In March 2014, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.20 to $2.42 per share. Our Board of Directors also declared dividends of $0.605 per share during the first three months of 2014, compared to dividends of $0.550 per share during the first three months of 2013. Dividends are subject to quarterly approval by our Board of Directors.
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

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended
	Mar 30, 2014	Mar 31, 2013
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.59	$0.55
Undistributed earnings	1.28	0.95
Total	$1.87	$1.50
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.59	$0.54
Undistributed earnings	1.28	0.95
Total	$1.87	$1.49
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was earnings of $0.02 and a loss of $0.01 for the first quarters of 2014 and 2013, respectively.

The income attributable to participating securities was as follows:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Income from continuing operations attributable to participating securities	$11	$9
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	—	—
Net income attributable to participating securities	$11	$9

(1)
Income (loss) from discontinued operations, net of tax attributable to participating securities was earnings of less than $1 million and a loss of less than $1 million for the first quarters of 2014 and 2013, respectively.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Shares for basic EPS (including 6.0 and 6.3 participating securities for the three months ended March 30, 2014 and March 31, 2013, respectively).	315.0	327.4
Dilutive effect of stock options and LTPP	0.8	0.8
Shares for diluted EPS	315.8	328.2
There were no stock options with exercise prices greater than the average market price (anti-dilutive) that were excluded from our calculation of diluted EPS for the first quarters of 2014 and 2013. Stock options to purchase the following number of shares of common stock had exercise prices that were less than the average market price (dilutive) of our common stock and were included in our calculations of diluted EPS:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Stock options included in calculations of EPS (dilutive)	—	0.5
Stock-based Compensation Plans
Restricted stock activity for the first three months of 2014 was as follows:

(In millions)	Number of Shares
Outstanding unvested at December 31, 2013	5.3
Forfeited	(0.1)
Outstanding unvested at March 30, 2014	5.2
During the first three months of 2014 and 2013, we issued 0.7 million and 0.4 million shares, respectively, of our common stock in connection with the vesting of our 2011–2013 and 2010–2012 LTPP awards. During the same periods, we also granted our 2014–2016 and 2013–2015 LTPP awards with an aggregate target award of 0.3 million and 0.4 million shares, respectively, for each period.
The performance goals for the 2014–2016 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers.

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

Other comprehensive income (loss) consisted of the following activity during the first three months of 2014 and 2013:

	Foreign exchange translation	Cash flow hedges and interest rate locks	Unrealized gains (losses) on investments and other, net	Pension and other employee benefit plans, net	Total

(In millions)
Balance at December 31, 2013	$47	$(8)	$(9)	$(5,143)	$(5,113)
Before tax amount	6	(1)	—	224	229
Tax (expense) or benefit	—	1	—	(79)	(78)
Net of tax amount	6	—	—	145	151
Balance at March 30, 2014	$53	$(8)	$(9)	$(4,998)	$(4,962)

Balance at December 31, 2012	$60	$(5)	$(10)	$(7,833)	$(7,788)
Before tax amount	(45)	(4)	(2)	295	244
Tax (expense) or benefit	—	2	—	(104)	(102)
Net of tax amount	(45)	(2)	(2)	191	142
Balance at March 31, 2013	$15	$(7)	$(12)	$(7,642)	$(7,646)

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and other employee benefit plans, and were $222 million and $294 million before tax in the first three months of 2014 and 2013, respectively. This component of AOCL is included in the calculation of net periodic benefit expense (income) (see "Note 10: Pension and Other Employee Benefits" for additional details).

The defined benefit pension and other employee benefit plans is shown net of tax benefits of $2,701 million and $2,780 million at March 30, 2014 and December 31, 2013, respectively. The cash flow hedges and interest rate locks are shown net of tax benefits of $5 million and $4 million at March 30, 2014 and December 31, 2013, respectively. The unrealized gains (losses) on investments and other are shown net of tax benefits of $3 million and $4 million at March 30, 2014 and December 31, 2013, respectively. We expect approximately $3 million of after-tax net unrealized losses on our cash flow hedges at March 30, 2014 to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

Note 10: Pension and Other Employee Benefits
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

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Mar 30, 2014	Dec 31, 2013
Marketable securities held in trust	$486	$479

Included in marketable securities held in trust in the table above was $307 million and $304 million at March 30, 2014 and December 31, 2013, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $303 million and $300 million at March 30, 2014 and December 31, 2013, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Service cost	$117	$150
Interest cost	281	249
Expected return on plan assets	(401)	(376)
Amortization of prior service cost included in net periodic pension expense	2	2
Amortization of net actuarial loss included in net income	222	293
Net periodic pension expense	$221	$318
Net periodic pension expense (income) includes income of $2 million and expense of $1 million from foreign Pension Benefit plans in the first quarters of 2014 and 2013, respectively.
The components of net periodic expense (income) related to our Other Benefits were as follows:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Service cost	$1	$2
Interest cost	9	8
Expected return on plan assets	(8)	(8)
Amortization of prior service cost included in net periodic postretirement expense	—	(1)
Amortization of net actuarial loss included in net income	—	1
Net periodic postretirement expense	$2	$2
Long-term pension and other postretirement benefit plan liabilities were as follows:

(In millions)	Mar 30, 2014	Dec 31, 2013
Long-term pension liabilities	$3,339	$3,387
Other postretirement benefit plan liabilities	286	288
Total long-term pension and other postretirement benefit plan liabilities	$3,625	$3,675

We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under the PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision reduced our cash funding requirements primarily in 2013 and 2012. We made the following required contributions to our pension and other postretirement benefit plans:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Required pension contributions	$43	$29

We did not make any discretionary contributions to our pension plans during the first quarters of 2014 and 2013; however, we periodically evaluate whether to make discretionary contributions.

Note 11: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We have participated in the IRS Compliance Assurance Process (CAP) program since 2011. We continue to participate in the CAP program for the 2013 and 2014 tax years. In the first quarter of 2014 the IRS completed the examination for the 2012 tax year, which completed all examinations through the 2012 tax year. We are also under audit by multiple state and foreign tax authorities.

We believe that our income tax reserves are adequate; however, amounts asserted by taxing authorities could be greater or less than amounts accrued and reflected in our consolidated balance sheets. Accordingly, we may record adjustments to the amounts for federal, foreign and state tax-related liabilities in the future as we revise estimates or we settle or otherwise resolve the underlying matters. In the ordinary course of business, we may take new positions that could increase or decrease our unrecognized tax benefits in future periods.

In the first quarter of 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million. The transaction does not affect our indefinite reinvestment assertion because it generated a net tax benefit of approximately $80 million. We do not provide for deferred taxes on undistributed earnings of non-U.S. subsidiaries when the earnings have been determined to be indefinitely invested or are expected to be remitted free of additional tax. This transaction decreased our first quarter 2014 effective tax rate by approximately 10.8%.

The balance of our unrecognized tax benefits, exclusive of interest, was $110 million and $118 million at March 30, 2014 and December 31, 2013, respectively, and $119 million and $129 million at March 31, 2013 and December 31, 2012, respectively, the majority of which would affect our earnings if recognized.

Note 12: Business Segment Reporting
Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems; Intelligence, Information and Services; Missile Systems; and Space and Airborne Systems. Segment total net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

Segment financial results were as follows:

	Three Months Ended
Total Net Sales (in millions)	Mar 30, 2014	Mar 31, 2013
Integrated Defense Systems	$1,481	$1,596
Intelligence, Information and Services	1,450	1,521
Missile Systems	1,574	1,636
Space and Airborne Systems	1,398	1,582
Corporate and Eliminations	(395)	(456)
Total	$5,508	$5,879

	Three Months Ended
Intersegment Sales (in millions)	Mar 30, 2014	Mar 31, 2013
Integrated Defense Systems	$30	$24
Intelligence, Information and Services	200	191
Missile Systems	31	39
Space and Airborne Systems	134	202
Total	$395	$456

	Three Months Ended
Operating Income (in millions)	Mar 30, 2014	Mar 31, 2013
Integrated Defense Systems	$226	$262
Intelligence, Information and Services	125	124
Missile Systems	208	214
Space and Airborne Systems	190	227
FAS/CAS Adjustment	87	(71)
Corporate and Eliminations	(48)	(50)
Total	$788	$706

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
The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
FAS/CAS Pension Adjustment	$86	$(72)
FAS/CAS PRB Adjustment	1	1
FAS/CAS Adjustment	$87	$(71)
The components of total operating income related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Intersegment profit eliminations	$(39)	$(42)
Corporate	(9)	(8)
Total	$(48)	$(50)

	Three Months Ended
Intersegment Operating Income (in millions)	Mar 30, 2014	Mar 31, 2013
Integrated Defense Systems	$2	$2
Intelligence, Information and Services	20	16
Missile Systems	3	6
Space and Airborne Systems	14	18
Total	$39	$42

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Mar 30, 2014	Dec 31, 2013
Integrated Defense Systems	$4,042	$3,897
Intelligence, Information and Services	3,848	3,772
Missile Systems	6,471	6,316
Space and Airborne Systems	6,386	6,399
Corporate	5,794	5,583
Total	$26,541	$25,967

With respect to the unaudited consolidated financial information of Raytheon Company for the three months ended March 30, 2014 and March 31, 2013, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated April 24, 2014, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of March 30, 2014, and the related consolidated statements of operations, of comprehensive income, and of equity for the three-month periods ended March 30, 2014 and March 31, 2013 and the consolidated statements of cash flows for the three-month periods ended March 30, 2014 and March 31, 2013. This interim financial information is the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
April 24, 2014

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

We operate in four segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); and Space and Airborne Systems (SAS). For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2013.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 and our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Total Net Sales
The composition of external net sales by products and services for each segment for the first quarter of 2014 was relatively consistent with the year ended December 31, 2013, which was approximately the following:

External Net Sales by Products and Services (% of segment total external net sales)
	IDS	IIS	MS	SAS
Products	95%	50%	95%	90%
Services	5%	50%	5%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Net sales
Products	$4,565	$4,906	82.9%	83.4%
Services	943	973	17.1%	16.6%
Total net sales	$5,508	$5,879	100.0%	100.0%

Total Net Sales - First Quarter of 2014 vs. First Quarter of 2013—The decrease in total net sales of $371 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to lower external net sales of $121 million at IDS and $116 million at SAS. The decrease in external net sales at IDS was primarily due to lower net sales on an international Patriot program awarded in the second quarter of 2011 driven by the scheduled completion of certain production phases, lower net sales from the scheduled completion of certain production phases on an international Patriot program awarded in the first quarter of 2008, and lower net sales on a close combat tactical radar program due to planned decreases in production. The decrease in total net sales at IDS was partially offset by higher net sales from various other international air and missile defense programs, driven principally by new awards. The decrease in external net sales at SAS was primarily due to lower net sales on classified programs, and lower net sales on integrated communications systems programs principally driven by lower U.S Army and U.S. Air Force customer requirements on tactical communications systems.

Products and Services Net Sales - First Quarter of 2014 vs. First Quarter of 2013—The decrease in products net sales of $341 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to lower external products net sales of $151 million at IDS, $103 million at SAS and $57 million at MS. The decrease in external products net sales at IDS and SAS were driven principally by the programs described above. The decrease in external products net sales at MS was primarily due to lower net sales on land warfare systems programs driven principally by planned declines in production due to the U.S. Army budget environment. The decrease in services net sales of $30 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to lower external services net sales at IIS of $50 million, driven principally by lower net sales on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels.

Sales to Major Customers - First Quarter of 2014 vs. First Quarter of 2013—The following is a breakdown of net sales to major customers:

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Sales to the U.S. Government(1)	$3,989	$4,277	72%	73%
Sales to the U.S. Department of Defense(1)	3,763	3,994	68%	68%
Total international sales(2)	1,469	1,536	27%	26%
Foreign direct commercial sales(1)	805	783	15%	13%
Foreign military sales through the U.S. Government	664	753	12%	13%

(1)	Excludes foreign military sales through the U.S. Government.

(2)	Includes foreign military sales through the U.S. Government.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Cost of sales
Products	$3,391	$3,800	61.6%	64.6%
Services	770	805	14.0%	13.7%
Total cost of sales	$4,161	$4,605	75.5%	78.3%

Total Cost of Sales - First Quarter of 2014 vs. First Quarter of 2013—The decrease in total cost of sales of $444 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a $158 million change in the FAS/CAS Adjustment and lower external cost of sales of $78 million at IDS, $76 million at IIS, $67 million at SAS and $60 million at MS. The decrease in the FAS/CAS Adjustment was driven principally by a $97 million decrease in our FAS expense and by a $61 million increase in our CAS expense, which is included in the results of each segment and generally recovered through pricing of our products and services to the U.S. Government. The changes in both our FAS expense and CAS expense are described in our Segment Results beginning on page 27. The decreases in external cost of sales at IDS and SAS were driven principally by the activity on the programs described above in Total Net Sales. The decrease in external cost of sales at IIS was primarily due to lower activity on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels and on various classified programs. The decrease in external cost of sales at IIS was partially offset by increased activity on a classified cyber program for an international customer. The remaining change in external cost of sales at IIS was spread across numerous programs primarily driven by the domestic budget environment. The decrease in external cost of sales at MS was primarily due to decreased activity on land warfare systems programs driven principally by planned declines in production due to the U.S. Army budget environment.

Products and Services Cost of Sales - First Quarter of 2014 vs. First Quarter of 2013—The decrease in products cost of sales of $409 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to $130 million of lower expense related to the FAS/CAS Adjustment described above and lower external products cost of sales of $110 million at IDS, $68 million at SAS and $64 million at MS. The decreases in external products cost of sales at IDS, MS and SAS were principally driven by the programs described above. The decrease in services cost of sales of $35 million in the first quarter of

2014 compared to the first quarter of 2013 was primarily due to lower external services cost of sales of $43 million at IIS, principally driven by activity on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Administrative and selling expenses	$448	$461	8.1%	7.8%
Research and development expenses	111	107	2.0%	1.8%
Total general and administrative expenses	$559	$568	10.1%	9.7%

Administrative and selling expenses in the first quarter of 2014 were relatively consistent in amount and as a percentage of total net sales with the first quarter of 2013.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $13 million and $30 million in the first quarters of 2014 and 2013, respectively.

Research and development expenses in the first quarter of 2014 were relatively consistent in amount and as a percentage of total net sales with the first quarter of 2013.

Total Operating Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Total operating expenses	$4,720	$5,173	85.7%	88.0%

The decrease in total operating expenses of $453 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the decrease in cost of sales of $444 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013
Operating income	$788	$706	14.3%	12.0%

The increase in operating income of $82 million in the first quarter of 2014 compared to the first quarter of 2013 was due to the decrease in total operating expenses of $453 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the decrease in total net sales of $371 million, the primary drivers of which are described above in Total Net Sales.
Total Non-Operating (Income) Expense, Net

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Non-operating (income) expense, net
Interest expense	$51	$53
Interest income	(3)	(3)
Other (income) expense, net	—	(7)
Total non-operating (income) expense, net	$48	$43

Total non-operating (income) expense, net was relatively consistent in the first quarter of 2014 compared to the first quarter of 2013.

Federal and Foreign Income Taxes

	Three Months Ended
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013
Federal and foreign income taxes	$147	$167
Effective tax rate	19.9%	25.2%

Our effective tax rate in the first quarter of 2014 was 19.9% compared to 25.2% in the first quarter of 2013. The decrease of 5.3% was primarily due to the tax benefit on a foreign dividend, which decreased the rate by approximately 10.8%, partially offset by an increase of 4.7% due to the expiration of the U.S. research and development tax credit as of December 31, 2013. The remaining increase of 0.8% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first quarter of 2014 was 15.1% lower than the statutory federal rate primarily due to the tax benefit on a foreign dividend, which decreased the rate by approximately 10.8%, the domestic manufacturing deduction which decreased the rate by 2.7% and tax settlements which decreased the rate by 1.0%. The remaining decrease of 0.6% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first quarter of 2013 was 9.8% lower than the statutory federal tax rate primarily due to the reinstatement of the R&D tax credit which reduced our effective tax rate by 4.7%, the domestic manufacturing deduction which decreased the rate by approximately 2.4%, and the 2011 R&D refund claim described above which decreased our rate by 1.7%. The remaining decrease of 1.0% is composed of various items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Income from continuing operations	$593	$496

The increase in income from continuing operations of $97 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the $82 million increase in operating income, the primary drivers of which are described above in Operating Income.

Net Income

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Net income	$600	$494

The increase in net income of $106 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the $82 million increase in operating income, the primary drivers of which are described above in Operating Income.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended
(In millions, except per share amounts)	Mar 30, 2014	Mar 31, 2013
Income from continuing operations attributable to Raytheon Company	$589	$490
Diluted weighted-average shares outstanding	315.8	328.2
Diluted EPS from continuing operations attributable to Raytheon Company	$1.87	$1.49

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.38 in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the increase in income from continuing operations described above and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity for the first quarters of 2014 and 2013 was as follows:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Beginning balance	314.5	328.1
Stock plans activity	0.6	0.7
Stock repurchases	(2.3)	(4.4)
Ending balance	312.8	324.4

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders was earnings of $0.02 and a loss of $0.01 for the first quarters of 2014 and 2013, respectively.

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended
(In millions, except per share amounts)	Mar 30, 2014	Mar 31, 2013
Net income attributable to Raytheon Company	$596	$488
Diluted weighted-average shares outstanding	315.8	328.2
Diluted EPS attributable to Raytheon Company	$1.89	$1.49

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.40 in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the $0.38 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

Adjusted EPS
Adjusted EPS was as follows:

	Three Months Ended
	Mar 30, 2014	Mar 31, 2013
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.87	$1.49
Per share impact of FAS/CAS Adjustment	(0.18)	0.14
Per share impact of the tax benefit of foreign dividend	(0.25)	—
Per share impact of 2012 R&D tax credit	—	(0.08)
Adjusted EPS	$1.43	$1.56

Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the EPS impact of the FAS/CAS Adjustment, tax effected at the federal statutory rate of 35%, and from time to time, certain other items. In addition to the FAS/CAS Adjustment, the first quarter of 2014 Adjusted EPS also excludes the EPS impact of the tax benefit related to a foreign dividend. In January 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million and generated a net tax benefit of approximately $80 million. In addition to the FAS/CAS Adjustment, the first quarter of 2013 Adjusted EPS also excludes the EPS impact of the R&D tax credit that relates to 2012. In January 2013, Congress approved legislation that included the extension of the R&D tax credit. The legislation retroactively reinstated the R&D tax credit for 2012 and extended it through December 31, 2013. As a result, we recorded the 2012 benefit in the first quarter of 2013. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and other postretirement benefit costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding.

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

Bookings are impacted by the timing and amounts of awards in a given period, which are subject to numerous factors, including the desired capability by the customer and urgency of customer needs; fiscal constraints placed on customer budgets; political uncertainty; the timing of customer negotiations; the timing of governmental approvals and notifications; and the timing of option exercises or increases in scope. In addition, due to these factors, quarterly bookings tend to fluctuate from period to period, particularly on a segment basis. As a result, we believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods and that shorter term changes in bookings may not necessarily indicate a material trend.

	Three Months Ended
Bookings (in millions)	Mar 30, 2014	Mar 31, 2013
Integrated Defense Systems	$1,180	$926
Intelligence, Information and Services	1,011	830
Missile Systems	1,083	811
Space and Airborne Systems	1,019	1,039
Total	$4,293	$3,606

Included in bookings were international bookings of $1,683 million and $1,183 million in the first quarters of 2014 and 2013, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 39% and 33% of total bookings in the first quarters of 2014 and 2013, respectively.

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

	Funded Backlog		Total Backlog
Backlog (in millions)	Mar 30, 2014	Dec 31, 2013	Mar 30, 2014	Dec 31, 2013
Integrated Defense Systems	$8,977	$9,397	$10,596	$10,916
Intelligence, Information and Services	2,585	2,592	5,579	5,856
Missile Systems	6,564	6,859	8,667	9,162
Space and Airborne Systems	4,619	4,166	7,341	7,751
Total	$22,745	$23,014	$32,183	$33,685

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

Total net sales by segment were as follows:

	Three Months Ended
Total Net Sales (in millions)	Mar 30, 2014	Mar 31, 2013
Integrated Defense Systems	$1,481	$1,596
Intelligence, Information and Services	1,450	1,521
Missile Systems	1,574	1,636
Space and Airborne Systems	1,398	1,582
Corporate and Eliminations	(395)	(456)
Total	$5,508	$5,879

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

Changes in net EAC adjustments typically relate to the current period impact of revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. We have a Company-

wide standard and disciplined quarterly EAC process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (e.g., to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations, required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. Given that we have over 15,000 individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, as discussed above, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

	Three Months Ended
EAC Adjustments (in millions)	Mar 30, 2014	Mar 31, 2013
Gross favorable	$251	$273
Gross unfavorable	(129)	(134)
Total net EAC adjustments	$122	$139

There were no significant individual EAC adjustments in the first quarters of 2014 and 2013.

The net decrease in EAC adjustments in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the decrease in net EAC adjustments at IDS, partially offset by an increase in net EAC adjustments at MS. Refer to the individual segment results for further information.

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

Operating income by segment was as follows:

	Three Months Ended
Operating Income (in millions)	Mar 30, 2014	Mar 31, 2013
Integrated Defense Systems	$226	$262
Intelligence, Information and Services	125	124
Missile Systems	208	214
Space and Airborne Systems	190	227
FAS/CAS Adjustment	87	(71)
Corporate and Eliminations	(48)	(50)
Total	$788	$706

Integrated Defense Systems
	Three Months Ended
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	% Change
Total Net Sales	$1,481	$1,596	(7.2)%
Total Operating Expenses
Cost of sales—labor	548	583	(6.0)%
Cost of sales—materials and subcontractors	466	526	(11.4)%
Other cost of sales and other operating expenses	241	225	7.1%
Total Operating Expenses	1,255	1,334	(5.9)%
Operating Income	$226	$262	(13.7)%
Operating Margin	15.3%	16.4%

Change in Operating Income (in millions)	Three Months Ended Mar 30, 2014 Versus Three Months Ended Mar 31, 2013
Volume		$(14)
Net change in EAC adjustments		(34)
Mix and other performance		12
Total Change in Operating Income		$(36)

	Three Months Ended
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	% Change
Bookings	$1,180	$926	27.4%

Total Net Sales—The decrease in total net sales of $115 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to lower net sales of $59 million on an international Patriot program awarded in the second quarter of 2011 driven by the scheduled completion of certain production phases, $57 million from the scheduled completion of certain production phases on an international Patriot program awarded in the first quarter of 2008, and $52 million on a close combat tactical radar program due to planned decreases in production. The decrease was partially offset by $48 million of higher net sales from various other international air and missile defense programs, driven principally by new awards.

Total Operating Expenses—The decrease in total operating expenses of $79 million in the first quarter of 2014 compared to the first quarter of 2013 was due to a decrease in materials and subcontractors costs of $60 million and a decrease in labor costs of $35 million, partially offset by an increase in other cost of sales and other operating expenses of $16 million. The decrease in materials and subcontractors costs was primarily driven by the activity on the close combat tactical radar program described above in Total Net Sales. The decrease in labor costs was primarily due to the activity on the international Patriot program awarded in the first quarter of 2008 described above. The increase in other cost of sales and other operating expenses was primarily due to a change in previously deferred precontract costs based on contract awards or funding.

Operating Income and Margin—The decrease in operating income of $36 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a net change in EAC adjustments of $34 million. The lower net amount of EAC adjustments was principally driven by lower net adjustments on integrated air and missile defense programs, about half of which was driven by a program where estimated costs have increased due to higher expected effort than previously planned. The decrease in operating margin in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the net change in EAC adjustments.

Backlog and Bookings—Backlog was $10,596 million at March 30, 2014 compared to $10,916 million at December 31, 2013. The decrease in backlog of $320 million or 3% at March 30, 2014 compared to December 31, 2013 was primarily due to sales in excess of bookings in the first three months of 2014, principally across our Global Integrated Sensors product line. Bookings increased by $254 million in the first quarter of 2014 compared to the first quarter of 2013. In the first quarter of 2014, IDS booked $515 million to provide advanced Patriot air and missile defense capability for Kuwait. IDS also booked $98 million to provide Patriot engineering services support for U.S. and international customers. In the first quarter of 2013, IDS booked $208 million to provide advanced Patriot air and missile defense capability for an international customer, $160 million to provide Patriot engineering services support for U.S. and international customers, and $126 million for the Wide Area Augmentation System - Geostationary Earth Orbit program for the Federal Aviation Administration (FAA).

Intelligence, Information and Services
	Three Months Ended
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	% Change
Total Net Sales	$1,450	$1,521	(4.7)%
Total Operating Expenses
Cost of sales—labor	557	616	(9.6)%
Cost of sales—materials and subcontractors	584	606	(3.6)%
Other cost of sales and other operating expenses	184	175	5.1%
Total Operating Expenses	1,325	1,397	(5.2)%
Operating Income	$125	$124	0.8%
Operating Margin	8.6%	8.2%

Change in Operating Income (in millions)	Three Months Ended Mar 30, 2014 Versus Three Months Ended Mar 31, 2013
Volume		$(7)
Net change in EAC adjustments		5
Mix and other performance		3
Total Change in Operating Income		$1

	Three Months Ended
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	% Change
Bookings	$1,011	$830	21.8%

Total Net Sales—The decrease in total net sales of $71 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to lower net sales of $37 million on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels and lower net sales of $29 million on various classified programs. The decrease in total net sales was partially offset by higher net sales of $41 million on a classified cyber program for an international customer. The remaining change in total net sales was spread across numerous programs primarily driven by the domestic budget environment.

Total Operating Expenses—The decrease in total operating expenses of $72 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a decrease in labor costs of $59 million, which was spread across numerous programs primarily driven by the domestic budget environment.

Operating Income and Margin—Operating income and operating margin in the first quarter of 2014 were relatively consistent with the first quarter of 2013. Operating income in the first quarter of 2014 was reduced by approximately $6 million of certain cybersecurity-related acquisition costs and investments compared to $4 million in the first quarter of 2013. Mix and other performance in the first quarter of 2014 included less than $1 million of legal and other period expenses in connection with the

UKBA program dispute and arbitration, compared to $7 million in the first quarter of 2013. Mix and other performance in the first quarter of 2014 had no insurance recovery for legal expenses, compared to $7 million in the first quarter of 2013.

Backlog and Bookings—Backlog was $5,579 million at March 30, 2014 compared to $5,856 million at December 31, 2013. The decrease in backlog of $277 million or 5% at March 30, 2014 compared to December 31, 2013 was primarily due to sales in excess of bookings in the first three months of 2014, driven primarily by the Warfighter FOCUS program and the Global Positioning System Next Generation Operational Control System (GPS-OCX) program. Bookings increased by $181 million in the first quarter of 2014 compared to the first quarter of 2013. In the first quarter of 2014, IIS booked $111 million on the Joint Polar Satellite System (JPSS) program for NASA. IIS also booked $59 million on domestic training programs and $45 million on foreign training programs in support of Warfighter FOCUS activities, and $535 million on a number of classified contracts, including a $195 million award for international cyber. In the first quarter of 2013, IIS booked $135 million on foreign training programs and $64 million on domestic training programs in support of Warfighter FOCUS activities, and $276 million on a number of classified contracts.

Missile Systems
	Three Months Ended
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	% Change
Total Net Sales	$1,574	$1,636	(3.8)%
Total Operating Expenses
Cost of sales—labor	497	514	(3.3)%
Cost of sales—materials and subcontractors	656	700	(6.3)%
Other cost of sales and other operating expenses	213	208	2.4%
Total Operating Expenses	1,366	1,422	(3.9)%
Operating Income	$208	$214	(2.8)%
Operating Margin	13.2%	13.1%

Change in Operating Income (in millions)	Three Months Ended Mar 30, 2014 Versus Three Months Ended Mar 31, 2013
Volume		$(7)
Net change in EAC adjustments		16
Mix and other performance		(15)
Total Change in Operating Income		$(6)

	Three Months Ended
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	% Change
Bookings	$1,083	$811	33.5%

Total Net Sales—The decrease in total net sales of $62 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to $89 million of lower net sales on land warfare systems programs driven principally by planned declines in production due to the U.S. Army budget environment.

Total Operating Expenses—The decrease in total operating expenses of $56 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a decrease in materials and subcontractors costs of $44 million, principally driven by the land warfare systems programs described above in Total Net Sales and the Rolling Airframe Missile (RAM) program due to planned declines in production as certain contracts near completion.

Operating Income and Margin—The decrease in operating income of $6 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a change in mix and other performance of $15 million and decreased volume of $7 million, partially offset by a net change in EAC adjustments of $16 million. The change in mix and other performance was spread across numerous programs with no individual or common significant driver. The decrease in volume was principally driven by the land warfare systems programs described above in Total Net Sales. The net change in EAC adjustments was principally driven by a reduction in estimated costs due to program performance on an air and missile defense systems program and a decrease in estimated labor and materials costs to fulfill requirements on a land weapons systems program. Operating margin in the first quarter of 2014 was relatively consistent with the first quarter of 2013.

Backlog and Bookings—Backlog was $8,667 million at March 30, 2014 compared to $9,162 million at December 31, 2013. The decrease in backlog of $495 million or 5% at March 30, 2014 compared to December 31, 2013 was primarily due to sales in excess of bookings in the first three months of 2014, principally within our Air Warfare Systems and Land Warfare Systems product lines. Bookings increased by $272 million in the first quarter of 2014 compared to the first quarter of 2013. In the first quarter of 2014, MS booked $479 million for Standard Missile-3 (SM-3™) for the Missile Defense Agency, $164 million for Paveway™ for international customers, and $86 million for Maverick missiles for international customers. In the first quarter of 2013, MS booked $156 million for the production of RAM™ for the German Navy and $85 million on Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force.

Space and Airborne Systems
	Three Months Ended
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	% Change
Total Net Sales	$1,398	$1,582	(11.6)%
Total Operating Expenses
Cost of sales—labor	548	654	(16.2)%
Cost of sales—materials and subcontractors	463	509	(9.0)%
Other cost of sales and other operating expenses	197	192	2.6%
Total Operating Expenses	1,208	1,355	(10.8)%
Operating Income	$190	$227	(16.3)%
Operating Margin	13.6%	14.3%

Change in Operating Income (in millions)	Three Months Ended Mar 30, 2014 Versus Three Months Ended Mar 31, 2013
Volume		$(18)
Net change in EAC adjustments		(4)
Mix and other performance		(15)
Total Change in Operating Income		$(37)

	Three Months Ended
(In millions, except percentages)	Mar 30, 2014	Mar 31, 2013	% Change
Bookings	$1,019	$1,039	(1.9)%

Total Net Sales—The decrease in total net sales of $184 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to lower intersegment sales of $68 million principally driven by lower volume on contracts supporting U.S. Army ground sensor systems, including a close combat tactical radar program at IDS, lower net sales of $64 million on classified programs, and lower net sales of $54 million on integrated communications systems programs principally driven by lower U.S Army and U.S. Air Force customer requirements on tactical communications systems.

Total Operating Expenses—The decrease in total operating expenses of $147 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to decreases in labor costs of $106 million and materials and subcontractors costs of $46 million, both principally driven by the activity on the programs described above in Total Net Sales.

Operating Income and Margin—The decrease in operating income of $37 million in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a decrease in volume of $18 million, principally driven by the programs described above in Total Net Sales, and a change in mix and other performance of $15 million, primarily due to $3 million of income in the first quarter of 2014 from certain license royalties based on third-party usage compared to $14 million in the first quarter of 2013. Included in mix and other performance in the first quarters of 2014 and 2013 was $10 million and $12 million, respectively, of acquisition-related costs. The decrease in operating margin in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $7,341 million at March 30, 2014 compared to $7,751 million at December 31, 2013. The decrease in backlog of $410 million or 5% at March 30, 2014 compared to December 31, 2013 was primarily due to sales in excess of bookings in the first three months of 2014, which was principally within our Intelligence, Surveillance and Reconnaissance Systems product line. Bookings decreased by $20 million in the first quarter of 2014 compared to the first quarter of 2013. In the first quarter of 2014, SAS booked $116 million to provide radar spares for an international customer and

$81 million for software enhancements for the Active Electronically Scanned Array (AESA) radars for the U.S. Air Force. SAS also booked $216 million on a number of classified contracts. In the first quarter of 2013, SAS booked $90 million for the production of AESA radars for the U.S. Air Force and $183 million on a number of classified contracts.

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

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
FAS/CAS Pension Adjustment	$86	$(72)
FAS/CAS PRB Adjustment	1	1
FAS/CAS Adjustment	$87	$(71)
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
FAS expense	$(221)	$(318)
CAS expense	307	246
FAS/CAS Pension Adjustment	$86	$(72)

On December 27, 2011, the CAS Pension Harmonization Rule (CAS Harmonization) was published in the Federal Register. The rule impacted pension costs on contracts beginning in 2013 and has been included for forward pricing purposes since February 2012. The rule intends to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. The rule shortened the CAS amortization period for gains and losses from 15 to 10 years and requires the use of a discount rate based on high quality corporate bonds, consistent with PPA, to measure liabilities in determining the CAS pension expense. While the change in amortization period was applicable in 2013, there is a transition period for the impact of the change in liability measurement method of 0% in 2013, 25% in 2014, 50% in 2015, 75% in 2016 and 100% in 2017. CAS Harmonization increases pension costs under CAS and decreases our FAS/CAS expense in 2014 and beyond primarily due to the liability measurement transition period included in the rule.
The key drivers of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) are the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differ from our assumptions under each set of requirements and the calculation of funded status under CAS Harmonization. In accordance with both FAS and CAS, a “calculated market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Generally, gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 10 years. As described above, beginning in 2013, CAS Harmonization reduced this amortization period from 15 to 10 years, as well as changed the liability measurement method. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

The change in our FAS/CAS Pension Adjustment of $158 million in the first quarter of 2014 compared to the first quarter of 2013 was driven by a $97 million decrease in our FAS expense and by a $61 million increase in our CAS expense. The decrease in our FAS expense in the first quarter of 2014 was primarily due to the higher discount rate at December 31, 2013 compared to the discount rate as of December 31, 2012, and the favorable 2013 asset performance. The increase in our CAS expense in the first quarter of 2014 was primarily due to the first year of the CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with PPA, to measure liabilities in determining the CAS pension expense. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expenses has been included in our contracts through our overhead forward pricing rates.

Our FAS/CAS PRB Adjustment was $1 million of income in the first quarters of 2014 and 2013.

Corporate and Eliminations
Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

The components of total net sales and operating income related to Corporate and Eliminations were as follows:

	Three Months Ended
Total Net Sales (in millions)	Mar 30, 2014	Mar 31, 2013
Intersegment sales eliminations	$395	$456
Corporate	—	—
Total	$395	$456

	Three Months Ended
Operating Income (in millions)	Mar 30, 2014	Mar 31, 2013
Intersegment profit eliminations	$(39)	$(42)
Corporate	(9)	(8)
Total	$(48)	$(50)

Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously-disposed businesses. At March 30, 2014 and December 31, 2013, we had $52 million and $56 million, respectively, of assets primarily related to the receivable associated with the Flight Options excise tax settlement, and our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At March 30, 2014 and December 31, 2013, we had $17 million and $16 million, respectively, of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at March 30, 2014 and December 31, 2013:

(In millions)	Mar 30, 2014	Dec 31, 2013
Cash and cash equivalents	$3,036	$3,296
Short-term investments	1,495	1,001
Working capital	4,460	4,006
Amount available under credit facilities	1,398	1,398

Operating Activities

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Net cash provided by (used in) operating activities from continuing operations	$659	$422
Net cash provided by (used in) operating activities	671	423

The $237 million net increase in cash from operating activities from continuing operations in the first three months of 2014 compared to the first three months of 2013 was primarily due to customer advances received in the first three months of 2014.

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

We made the following contributions to our pension and PRB plans during the first three months of 2014 and 2013:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Required pension contributions	$39	$25
PRB contributions	4	4

Tax Payments and Refunds—We made (received) the following net tax payments (refunds) during the first three months of 2014 and 2013:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Federal	$(130)	$(98)
Foreign	4	6
State	4	(2)

We expect full-year net federal, foreign and state tax payments to be approximately $727 million in 2014.

Interest Payments—We made interest payments on our outstanding debt of $33 million in the first three months of 2014 and 2013.

Investing Activities

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Net cash provided by (used in) investing activities	$(539)	$(105)

The change in net cash used in investing activities of $434 million in the first three months of 2014 compared to the first three months of 2013 was primarily due to the short-term investments activity as described below.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Additions to property, plant and equipment	$39	$49
Additions to capitalized internal use software	12	9

We expect our property, plant and equipment and internal use software expenditures to be approximately $390 million and $60 million, respectively, in 2014, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Purchases of short-term investments	$(1,345)	$(201)
Sales of short-term investments	457	—
Maturities of short-term investments	400	153

Financing Activities

	Three Months Ended
(In millions)	Mar 30, 2014	Mar 31, 2013
Net cash provided by (used in) financing activities	$(392)	$(381)

We have used cash provided by operating activities and proceeds from the issuance of new debt as our primary sources for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. Net cash used in financing activities in the first three months of 2014 compared to the first three months of 2013 was relatively consistent.

Stock Repurchases—In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. Additionally, in November 2013, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At March 30, 2014, we had approximately $2.1 billion available under these repurchase programs. Stock repurchases will take place from time to time at management’s discretion depending on market conditions.

Stock repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards, restricted stock units and stock options issued to employees.

Our stock repurchases were as follows:

	Three Months Ended
(In millions)	Mar 30, 2014		Mar 31, 2013
	$	Shares	$	Shares
Stock repurchased under our stock repurchase programs	$200	2.1	$225	4.2
Stock repurchased to satisfy tax withholding obligations	30	0.2	9	0.2
Total stock repurchases	$230	2.3	$234	4.4

In May 2010, our stockholders approved the Raytheon 2010 Stock Plan. Under the plan, we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Three Months Ended
(In millions, except per share amounts)	Mar 30, 2014	Mar 31, 2013
Cash dividends declared per share	$0.605	$0.550
Total dividends paid	174	164
In March 2014, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.20 to $2.42 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $4.7 billion at March 30, 2014 and December 31, 2013. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2041.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $4.5 billion at March 30, 2014 and $4.3 billion at December 31, 2013. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1, and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $689 million and $810 million at March 30, 2014 and December 31, 2013, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions. In the first quarter of 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million. The transaction does not affect our indefinite reinvestment assertion because it generated a net tax benefit of approximately $80 million.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016. Under the $1.4 billion credit facility, we can borrow, issue letters of credit, and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at March 30, 2014, borrowings would generally bear interest at LIBOR plus 90 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of March 30, 2014 and December 31, 2013, there were no borrowings outstanding under this credit facility. However, we had $2 million of outstanding letters of credit at March 30, 2014 and December 31, 2013, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the three months ended March 30, 2014 and full-year 2013. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 29.0% at March 30, 2014. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of March 30, 2014 to our short and long-term senior unsecured debt:

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

(In millions, except percentages)	Mar 30, 2014	Dec 31, 2013
Total remediation costs—undiscounted	$208	$198
Weighted average discount rate	5.6%	5.6%
Total remediation costs—discounted	$148	$133
Recoverable portion	97	90
We also lease certain government-owned properties and generally are not liable for remediation of preexisting environmental contamination at these sites. As a result, we generally do not provide for these costs in our consolidated financial statements.

Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of environmental matters. However, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

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

(In millions)	Mar 30, 2014	Dec 31, 2013
Guarantees	$348	$378
Letters of credit	1,768	1,424
Surety bonds	230	238

Included in guarantees and letters of credit described above were $203 million and $256 million, respectively, at March 30, 2014, and $233 million and $268 million, respectively, at December 31, 2013, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At March 30, 2014, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at March 30, 2014. At March 30, 2014 and December 31, 2013, we had an estimated liability of $7 million and $8 million, respectively, related to these guarantees and letters of credit.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at March 30, 2014.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 30, 2014, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $582 million based on foreign exchange rates as of March 30, 2014) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
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
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $831 million based on foreign exchange rates as of March 30, 2014) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $690 million based on foreign exchange rates as of March 30, 2014). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $502 million based on foreign exchange rates as of March 30, 2014) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and were completed in 2013. We expect a decision in the first half of 2014.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at March 30, 2014 and December 31, 2013. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity.
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

Accounting Standards
New pronouncements issued but not effective until after March 30, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of March 30, 2014 and December 31, 2013 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at March 30, 2014 or December 31, 2013.

As of March 30, 2014 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$591	$4,192	$4,783	$5,172
Average interest rate	—%	—%	—%	—%	6.549%	4.065%	4.372%

As of December 31, 2013 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$591	$4,192	$4,783	$5,036
Average interest rate	—%	—%	—%	—%	6.549%	4.065%	4.372%
In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,400 million and $1,396 million at March 30, 2014 and December 31, 2013, respectively.
For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $26 million and $23 million were included in other assets, net, and unrealized losses of $32 million and $26 million were included in other accrued expenses at March 30, 2014 and December 31, 2013, respectively.
Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At March 30, 2014, we had short-term investments with a fair value of $1,495 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of March 30, 2014.
Conclusion of Evaluation—Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 30, 2014 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

On August 18, 2010, the U.K. Border Agency (UKBA) initiated arbitration proceedings in the London Court of International Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. In March 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. At RSL's request, the Arbitration Tribunal (Tribunal) initially issued an interim order restraining the drawdown but, following a hearing on the issue, lifted the restraint and concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. To date, the UKBA has submitted total net claims in the arbitration of approximately £302 million (approximately $502 million based on foreign exchange rates as of March 30, 2014) for damages, clawback of previous payments, and interest, and inclusion of a credit for capability delivered by RSL. RSL has submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $831 million based on foreign exchange rates as of March 30, 2014) against the UKBA for the collection of receivables, damages and interest. Arbitration hearings commenced in late 2012 and were completed in 2013. We expect a decision in the first half of 2014.

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

Additional information regarding arbitration with the UKBA is contained in "Note 8: Commitments and Contingencies" within Part I, Item 1 and “Commitments and Contingencies” within Part I, Item 2 of this Form 10-Q.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect these proceedings to result in any additional liability that would materially affect our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
January (January 1, 2014 - January 26, 2014)	733	$91.52	—	$2.3
February (January 27, 2014 - February 23, 2014)	815,035	93.95	814,023	2.2
March (February 24, 2014 - March 30, 2014)	1,254,489	98.72	1,251,245	2.1
Total	2,070,257	$96.84	2,065,268

(1)
Includes shares purchased related to treasury activity under our stock plans. Such activity during the first quarter of 2014 includes the surrender by employees of 4,989 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.

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

10.1	Form of Restricted Stock Unit Agreement for Certain Retirement Eligible Employees under the Raytheon 2010 Stock Plan.*

10.2	Form of Restricted Stock Unit Agreement for Certain Retirement Eligible Non U.S. Employees under the Raytheon 2010 Stock Plan.*

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of Thomas A. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Thomas A. Kennedy pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

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
April 24, 2014