Form 10-Q
period 2014-06-29
RAYTHEON CO/
filed 2014-07-24
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒
Number of shares of common stock outstanding as of July 21, 2014 was 310,719,000.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Jun 29, 2014	Dec 31, 2013
Assets
Current assets
Cash and cash equivalents	$3,261	$3,296
Short-term investments	915	1,001
Contracts in process, net	5,366	4,870
Inventories	430	363
Prepaid expenses and other current assets	327	286
Total current assets	10,299	9,816
Property, plant and equipment, net	1,878	1,937
Goodwill	12,765	12,764
Other assets, net	1,438	1,450
Total assets	$26,380	$25,967

Liabilities and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,558	$2,350
Accounts payable	1,113	1,178
Accrued employee compensation	926	1,068
Other accrued expenses	1,299	1,214
Total current liabilities	5,896	5,810
Accrued retiree benefits and other long-term liabilities	3,854	4,226
Long-term debt	4,736	4,734
Commitments and contingencies (Note 8)

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 311 and 315 shares outstanding at June 29, 2014 and December 31, 2013, respectively.	3	3
Additional paid-in capital	1,566	1,972
Accumulated other comprehensive loss	(4,786)	(5,113)
Retained earnings	14,945	14,173
Total Raytheon Company stockholders’ equity	11,728	11,035
Noncontrolling interests in subsidiaries	166	162
Total equity	11,894	11,197
Total liabilities and equity	$26,380	$25,967

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Net sales
Products	$4,746	$5,091	$9,311	$10,034
Services	955	1,024	1,898	1,960
Total net sales	5,701	6,115	11,209	11,994
Operating expenses
Cost of sales—products	3,526	3,904	6,917	7,729
Cost of sales—services	775	849	1,545	1,629
General and administrative expenses	641	596	1,200	1,164
Total operating expenses	4,942	5,349	9,662	10,522
Operating income	759	766	1,547	1,472
Non-operating (income) expense, net
Interest expense	54	53	105	106
Interest income	(2)	(3)	(5)	(6)
Other (income) expense, net	(6)	3	(6)	(4)
Total non-operating (income) expense, net	46	53	94	96
Income from continuing operations before taxes	713	713	1,453	1,376
Federal and foreign income taxes	212	220	359	387
Income from continuing operations	501	493	1,094	989
Income (loss) from discontinued operations, net of tax	52	—	59	(2)
Net income	553	493	1,153	987
Less: Net income attributable to noncontrolling interests in subsidiaries	2	5	6	11
Net income attributable to Raytheon Company	$551	$488	$1,147	$976

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.59	$1.50	$3.47	$3.00
Income (loss) from discontinued operations, net of tax	0.17	—	0.19	(0.01)
Net income	1.76	1.50	3.65	2.99
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.59	$1.50	$3.46	$2.99
Income (loss) from discontinued operations, net of tax	0.17	—	0.19	(0.01)
Net income	1.76	1.50	3.65	2.99
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$499	$488	$1,088	$978
Income (loss) from discontinued operations, net of tax	52	—	59	(2)
Net income	$551	$488	$1,147	$976
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Net income	$553	$493	$1,153	$987
Other comprehensive income (loss), before tax:
Foreign exchange translation	29	(6)	35	(51)
Cash flow hedges and interest rate locks	2	(6)	1	(10)
Unrealized gains (losses) on investments and other, net	—	—	—	(2)
Pension and other employee benefit plans, net:
Amortization of prior service cost included in net periodic cost	—	2	2	3
Amortization of net actuarial loss included in net income	224	293	446	587
Pension and other employee benefit plans, net	224	295	448	590
Other comprehensive income (loss), before tax	255	283	484	527
Income tax benefit (expense) related to items of other comprehensive income (loss)	(79)	(101)	(157)	(203)
Other comprehensive income (loss), net of tax	176	182	327	324
Total comprehensive income	729	675	1,480	1,311
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	2	5	6	11
Comprehensive income attributable to Raytheon Company	$727	$670	$1,474	$1,300
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Six Months Ended June 29, 2014 and June 30, 2013 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2013	$3	$1,972	$(5,113)	$14,173	$11,035	$162	$11,197
Net income				1,147	1,147	6	1,153
Other comprehensive income (loss), net of tax			327		327		327
Dividends declared				(375)	(375)		(375)
Distributions and other activity related to noncontrolling interests					—	(2)	(2)
Common stock plans activity		127			127		127
Share repurchases		(533)			(533)		(533)
Balance at June 29, 2014	$3	$1,566	$(4,786)	$14,945	$11,728	$166	$11,894

Balance at December 31, 2012	$3	$2,928	$(7,788)	$12,883	$8,026	$164	$8,190
Net income				976	976	11	987
Other comprehensive income (loss), net of tax			324		324		324
Dividends declared				(356)	(356)		(356)
Distributions and other activity related to noncontrolling interests					—	(6)	(6)
Common stock plans activity		94			94		94
Share repurchases		(496)			(496)		(496)
Balance at June 30, 2013	$3	$2,526	$(7,464)	$13,503	$8,568	$169	$8,737
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013
Cash flows from operating activities
Net income	$1,153	$987
(Income) loss from discontinued operations, net of tax	(59)	2
Income from continuing operations	1,094	989
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	216	221
Stock-based compensation	88	64
Deferred income taxes	(66)	(78)
Tax benefit from stock-based awards	(36)	(10)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(262)	(891)
Inventories	(67)	(74)
Prepaid expenses and other current assets	(13)	68
Accounts payable	(64)	(187)
Income taxes receivable/payable	169	183
Accrued employee compensation	(141)	(89)
Other accrued expenses	(49)	(27)
Other long-term liabilities	(17)	(11)
Pension and other postretirement benefit plans	(28)	246
Other, net	(12)	(23)
Net cash provided by (used in) operating activities from continuing operations	812	381
Net cash provided by (used in) operating activities from discontinued operations	34	—
Net cash provided by (used in) operating activities	846	381
Cash flows from investing activities
Additions to property, plant and equipment	(101)	(105)
Proceeds from sales of property, plant and equipment	—	1
Additions to capitalized internal use software	(26)	(21)
Purchases of short-term investments	(1,371)	(839)
Sales of short-term investments	882	325
Maturities of short-term investments	595	362
Payments for purchases of acquired companies, net of cash received	—	(14)
Net cash provided by (used in) investing activities	(21)	(291)
Cash flows from financing activities
Dividends paid	(363)	(343)
Repurchases of common stock under share repurchase programs	(450)	(450)
Repurchases of common stock to satisfy tax withholding obligations	(83)	(46)
Proceeds from exercise of stock options	1	23
Tax benefit from stock-based awards	36	10
Other	(1)	(5)
Net cash provided by (used in) financing activities	(860)	(811)
Net increase (decrease) in cash and cash equivalents	(35)	(721)
Cash and cash equivalents at beginning of the year	3,296	3,188
Cash and cash equivalents at end of period	$3,261	$2,467

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

Note 2: Changes in Estimates under Percentage of Completion Contract Accounting
We have a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (e.g., to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations, required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or in realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or in realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined.

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Operating income	$88	$156	$210	$295
Income from continuing operations attributable to Raytheon Company	57	101	136	192
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.18	$0.31	$0.43	$0.59

Note 3: Inventories
Inventories consisted of the following:

(In millions)	Jun 29, 2014	Dec 31, 2013
Materials and purchased parts	$88	$73
Work in process	330	279
Finished goods	12	11
Total	$430	$363
We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $142 million and $100 million in inventories as work in process at June 29, 2014 and December 31, 2013, respectively.

Note 4: Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Raytheon, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

Other new pronouncements issued but not effective until after June 29, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 5: Acquisitions
In pursuing our business strategies, we periodically acquire and make investments in certain businesses that meet strategic and financial criteria.

During the second quarter of 2013, we acquired Visual Analytics, Incorporated, subsequently renamed Raytheon Visual Analytics, Incorporated (RVAI), for $14 million in cash, net of cash acquired, and exclusive of retention payments. RVAI further extends our capabilities to meet the data analytics, data visualization and information sharing needs of our customers, and this acquisition is part of our strategy to enhance our Intelligence, Information and Services (IIS) offerings. In connection with this acquisition, we recorded $12 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $3 million of intangible assets, primarily related to technology and customer relationships with a weighted-average life of seven years.

A rollforward of our goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Total
Balance at December 31, 2013	$1,800	$2,708	$4,150	$4,106	$12,764
Effect of foreign exchange rates and other	—	1	—	—	1
Balance at June 29, 2014	$1,800	$2,709	$4,150	$4,106	$12,765

Note 6: Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

In the second quarter of 2014, we received notice of the resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under U.S. Government Cost Accounting Standard 413 (CAS 413) for operations we divested over ten years ago. Under CAS 413, a pension plan termination adjustment is required when a contractor divests a business, yet retains ownership of the pension plan assets and liabilities of that business. These adjustments can result in payments to the U.S. Government for pension plans that are in surplus position or payments to contractors for plans that are in a deficit position. As a result, we recorded a $52 million gain, net of federal tax expense, in discontinued operations, attributable to the affected plans that were in a deficit position at the time of divestiture.
We retained certain assets and liabilities of our previously-disposed businesses. At June 29, 2014 we had $82 million of assets primarily related to a receivable for the pension matter discussed above and our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At December 31, 2013 we had $56 million of assets primarily related to a receivable for an excise tax settlement associated with Flight Options and our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At June 29, 2014 and December 31, 2013, we had $17 million and $16 million, respectively, of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

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
The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses on our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Jun 29, 2014	Dec 31, 2013	Jun 29, 2014	Dec 31, 2013
Derivatives designated as hedging instruments	$25	$20	$31	$23
Derivatives not designated as hedging instruments	5	3	3	3
Total	$30	$23	$34	$26
The fair values of these derivatives are Level 2 in the fair value hierarchy at June 29, 2014 and December 31, 2013 because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.
We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Effective portion
Gain (loss) recognized in accumulated other comprehensive loss (AOCL)	$—	$(5)	$(2)	$(6)
Gain (loss) reclassified from AOCL to operating income	(1)	2	(1)	4
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in operating income	—	—	—	—

We recognized the following pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges:

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Gain (loss) recognized in operating income	$2	$—	$1	$(2)

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,200 million and $1,396 million at June 29, 2014 and December 31, 2013, respectively.

Our foreign currency forward contracts contain off-set or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At June 29, 2014 and December 31, 2013, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at June 29, 2014 or December 31, 2013.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at June 29, 2014 and December 31, 2013, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlements date, and current rates. At June 29, 2014 and December 31, 2013, we had short-term investments of $915 million and $1,001 million, respectively, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. The amortized cost of these securities closely approximated their fair value at June 29, 2014 and December 31, 2013. There were no securities deemed to have other than temporary declines in value for the second quarter of 2014. In the second quarter and first six months of 2014, we recorded unrealized gains on short-term investments of less than $1 million, net of tax, in AOCL. In the second quarter and first six months of 2013, we recorded unrealized losses on short-term investments of less than $1 million, net of tax, in AOCL. In the second quarter and first six months of 2014, we recorded sales of short-term investments of $425 million and $882 million, respectively, which resulted in gains of less than $1 million recorded in other (income) expense, net. In the second quarter and first six months of 2013, we recorded sales of short-term investments of $325 million, which resulted in gains of less than $1 million recorded in other (income) expense, net. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

In addition to the financial instruments discussed above, we hold other financial instruments, including cash and cash equivalents, notes receivable and debt. The carrying amounts for cash and cash equivalents and notes receivable approximated their fair values. The carrying value of long-term debt was recorded at amortized cost. The estimated fair value of long-term debt was determined based on quoted prices in inactive markets, which falls within Level 2 of the fair value hierarchy. The carrying value and estimated fair value of long-term debt were as follows:

(In millions)	Jun 29, 2014	Dec 31, 2013
Carrying value of long-term debt	$4,736	$4,734
Fair value of long-term debt	5,252	5,036

In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first six months of 2014.

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

(In millions, except percentages)	Jun 29, 2014	Dec 31, 2013
Total remediation costs—undiscounted	$202	$198
Weighted average discount rate	5.6%	5.6%
Total remediation costs—discounted	$141	$133
Recoverable portion	91	90
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

(In millions)	Jun 29, 2014	Dec 31, 2013
Guarantees	$328	$378
Letters of credit	1,776	1,424
Surety bonds	218	238

Included in guarantees and letters of credit described above were $198 million and $253 million, respectively, at June 29, 2014, and $233 million and $268 million, respectively, at December 31, 2013, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, and meet their project performance and other contractual obligations described above. At June 29, 2014, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at June 29, 2014. At June 29, 2014 and December 31, 2013, we had an estimated liability of $6 million and $8 million, respectively, related to these guarantees and letters of credit.

The TRS joint venture agreement was amended on June 10, 2014 to allow for termination of the joint venture by either party every three years based on the scheduled date for the designation of a successor Chief Executive Officer for the joint venture which would next occur in 2016. Termination terms and related payments are subject to negotiation between Thales S.A. (Thales) and Raytheon, but generally would include a net payment due for undistributed earnings of the joint venture companies since inception and a net payment based on the relative fair value of those companies excluding Air Command Systems International S.A.S. (ACSI). As a result, any final future termination amounts cannot be determined precisely at this time and could be different from those amounts recorded to date. However, if the joint venture were terminated as of June 29, 2014, we believe the termination payment we would be required to make based on a standard valuation approach, would not be material. If a termination liability exceeds $50 million, the agreement allows the paying side to elect to make payments, inclusive of interest, in equal installments over five years to settle the liability.
In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at June 29, 2014.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 29, 2014, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.
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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $595 million based on foreign exchange rates as of June 29, 2014) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
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
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $850 million based on foreign exchange rates as of June 29, 2014) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $706 million based on foreign exchange rates as of June 29, 2014). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $514 million based on foreign exchange rates as of June 29, 2014) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and were completed in 2013. We expect a decision in the second half of 2014.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at June 29, 2014 and December 31, 2013. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the

UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity.

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
Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.
Activity related to product warranty accruals was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Beginning balance	$29	$34	$30	$33
Provisions for warranties	3	1	3	4
Warranty services provided	(2)	(4)	(3)	(6)
Ending balance	$30	$31	$30	$31
We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 9: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013
Beginning balance	314.5	328.1
Stock plans activity	1.6	2.6
Share repurchases	(5.5)	(8.3)
Ending balance	310.6	322.4
In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At June 29, 2014, we had approximately $1.8 billion available under this repurchase program. All previous programs were completed as of June 29, 2014. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units and stock option awards issued to employees.

Our share repurchases were as follows:

	Six Months Ended
(In millions)	Jun 29, 2014		Jun 30, 2013
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$450	4.6	$450	7.6
Shares repurchased to satisfy tax withholding obligations	83	0.9	46	0.7
Total share repurchases	$533	5.5	$496	8.3

In March 2014, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.20 to $2.42 per share. Our Board of Directors also declared dividends of $1.21 per share during the first six months of 2014, compared to dividends of $1.10 per share during the first six months of 2013. Dividends are subject to quarterly approval by our Board of Directors.
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

We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included all of our outstanding unvested restricted stock and unvested restricted stock units and Long-Term Performance Plan (LTPP) awards that meet the retirement eligible criteria in our calculation of basic and diluted EPS. We disclose EPS for common stock and unvested share-based payment awards, and separately disclose distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested share-based payment awards earn dividends equally.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.60	$0.55	$1.20	$1.09
Undistributed earnings	0.99	0.95	2.27	1.91
Total	$1.59	$1.50	$3.47	$3.00
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.60	$0.55	$1.19	$1.09
Undistributed earnings	0.99	0.95	2.27	1.90
Total	$1.59	$1.50	$3.46	$2.99
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was earnings of $0.17 and a loss of less than $0.01 for the second quarters of 2014 and 2013, respectively, and earnings of $0.19 and a loss of $0.01 for the first six months of 2014 and 2013, respectively.

Income attributable to participating securities was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Income from continuing operations attributable to participating securities	$9	$10	$20	$19
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	1	—	1	—
Net income attributable to participating securities	$10	$10	$21	$19

(1)	Income (loss) from discontinued operations, net of tax attributable to participating securities was a loss of less than $1 million for the second quarter and first six months of 2013.
The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Shares for basic EPS (including 5.3 and 6.5 participating securities for the three months ended June 29, 2014 and June 30, 2013, respectively, and 5.7 and 6.4 for the six months ended June 29, 2014 and June 30, 2013, respectively).	312.9	324.9	313.9	326.1
Dilutive effect of stock options and LTPP	0.6	0.7	0.7	0.8
Shares for diluted EPS	313.5	325.6	314.6	326.9
There were no stock options with exercise prices greater than the average market price (anti-dilutive) that were excluded from our calculation of diluted EPS for the second quarters or first six months of 2014 and 2013. Stock options to purchase the following number of shares of common stock had exercise prices that were less than the average market price (dilutive) of our common stock and were included in our calculations of diluted EPS:

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Stock options included in calculations of EPS (dilutive)	—	0.1	—	0.1
Stock-based Compensation Plans
Restricted stock activity for the first six months of 2014 was as follows:

(In millions)	Number of Shares
Outstanding unvested at December 31, 2013	5.3
Granted	1.2
Vested	(1.6)
Forfeited	(0.2)
Outstanding unvested at June 29, 2014	4.7
During the first six months of 2014 and 2013, we issued 0.7 million and 0.4 million shares, respectively, of our common stock in connection with the vesting of our 2011–2013 and 2010–2012 LTPP awards. During the same periods, we also granted our 2014–2016 and 2013–2015 LTPP awards with an aggregate target award of 0.3 million and 0.4 million shares, respectively, for each period.
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
During the second quarter of 2014, we awarded 0.2 million restricted stock units (RSUs) to retirement-eligible employees. These awards vest over a specified period of time as determined by the Management Development and Compensation Committee of our Board of Directors (MDCC) and are compensatory in nature. The RSUs continue to vest, but do not accelerate, on the scheduled vesting dates into retirement subject to the employee's compliance with certain post-employment covenants. Due to the continued vesting provisions of the RSUs into retirement, the Company recognized all of the stock compensation expense associated with the RSUs in the second quarter of 2014, approximately $17 million pretax, $12 million after-tax, rather than over the vesting period of the awards.

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

Other comprehensive income (loss) consisted of the following activity during the first six months of 2014 and 2013:

	Foreign exchange translation	Cash flow hedges and interest rate locks	Unrealized gains (losses) on investments and other, net	Pension and other employee benefit plans, net	Total

(In millions)
Balance at December 31, 2013	$47	$(8)	$(9)	$(5,143)	$(5,113)
Before tax amount	35	1	—	448	484
Tax (expense) or benefit	—	—	—	(157)	(157)
Net of tax amount	35	1	—	291	327
Balance at June 29, 2014	$82	$(7)	$(9)	$(4,852)	$(4,786)

Balance at December 31, 2012	$60	$(5)	$(10)	$(7,833)	$(7,788)
Before tax amount	(51)	(10)	(2)	590	527
Tax (expense) or benefit	—	4	—	(207)	(203)
Net of tax amount	(51)	(6)	(2)	383	324
Balance at June 30, 2013	$9	$(11)	$(12)	$(7,450)	$(7,464)

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and other employee benefit plans, and were $446 million and $587 million before tax in the first six months of 2014 and 2013, respectively. This component of AOCL is included in the calculation of net periodic benefit expense (income) (see "Note 10: Pension and Other Employee Benefits" for additional details).

The defined benefit pension and other employee benefit plans is shown net of tax benefits of $2,623 million and $2,780 million at June 29, 2014 and December 31, 2013, respectively. The cash flow hedges and interest rate locks are shown net of tax benefits of $4 million at June 29, 2014 and December 31, 2013. The unrealized gains (losses) on investments and other are shown net of tax benefits of $3 million and $4 million at June 29, 2014 and December 31, 2013, respectively. We expect approximately $3 million of after-tax net unrealized losses on our cash flow hedges at June 29, 2014 to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

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

(In millions)	Jun 29, 2014	Dec 31, 2013
Marketable securities held in trust	$497	$479

Included in marketable securities held in trust in the table above was $311 million and $304 million at June 29, 2014 and December 31, 2013, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $308 million and $300 million at June 29, 2014 and December 31, 2013, respectively.
The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Service cost	$116	$152	$233	$302
Interest cost	281	249	562	498
Expected return on plan assets	(401)	(376)	(802)	(752)
Amortization of prior service cost included in net periodic pension expense	1	2	3	4
Amortization of net actuarial loss included in net income	223	292	445	585
Net periodic pension expense	$220	$319	$441	$637
Net periodic pension expense (income) includes income of $3 million and expense of $1 million from foreign Pension Benefit plans in the second quarters of 2014 and 2013, respectively, and income of $5 million and expense of $2 million first six months of 2014 and 2013, respectively.
The components of net periodic expense (income) related to our Other Benefits were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Service cost	$2	$2	$3	$4
Interest cost	9	8	18	16
Expected return on plan assets	(9)	(8)	(17)	(16)
Amortization of prior service cost included in net periodic postretirement expense	(1)	—	(1)	(1)
Amortization of net actuarial loss included in net income	1	1	1	2
Net periodic postretirement expense	$2	$3	$4	$5
Long-term pension and other postretirement benefit plan liabilities were as follows:

(In millions)	Jun 29, 2014	Dec 31, 2013
Long-term pension liabilities	$2,906	$3,387
Long-term other postretirement benefit plan liabilities	283	288
Total long-term pension and other postretirement benefit plan liabilities	$3,189	$3,675

We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under the PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision reduced our cash funding requirements primarily in 2013 and 2012. We made the following contributions to our pension and other postretirement benefit plans:

	Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013
Required pension contributions	$464	$386
Other postretirement benefit plan contributions	9	10

We did not make any discretionary contributions to our pension plans during the first six months of 2014 and 2013; however, we periodically evaluate whether to make discretionary contributions.

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

In January of 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million. The transaction does not affect our indefinite reinvestment assertion because it generated a net tax benefit of approximately $80 million. We do not provide for taxes on undistributed earnings of non-U.S. subsidiaries when the earnings have been determined to be indefinitely invested or are expected to be remitted free of additional tax. This transaction decreased our effective tax rate for the first six months of 2014 by approximately 5.5% and had no impact on our effective tax rate in the second quarter of 2014.

The balance of our unrecognized tax benefits, exclusive of interest, was $99 million and $118 million at June 29, 2014 and December 31, 2013, respectively, and $121 million and $129 million at June 30, 2013 and December 31, 2012, respectively, the majority of which would affect our earnings if recognized.

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

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Integrated Defense Systems	$1,549	$1,721	$3,030	$3,317
Intelligence, Information and Services	1,518	1,570	2,968	3,091
Missile Systems	1,539	1,690	3,113	3,326
Space and Airborne Systems	1,505	1,620	2,903	3,202
Corporate and Eliminations	(410)	(486)	(805)	(942)
Total	$5,701	$6,115	$11,209	$11,994

	Three Months Ended		Six Months Ended
Intersegment Sales (in millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Integrated Defense Systems	$27	$28	$57	$52
Intelligence, Information and Services	206	224	406	415
Missile Systems	37	42	68	81
Space and Airborne Systems	140	192	274	394
Total	$410	$486	$805	$942

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Integrated Defense Systems	$219	$326	$445	$588
Intelligence, Information and Services	127	131	252	255
Missile Systems	190	213	398	427
Space and Airborne Systems	202	216	392	443
FAS/CAS Adjustment	87	(72)	174	(143)
Corporate and Eliminations	(66)	(48)	(114)	(98)
Total	$759	$766	$1,547	$1,472

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
The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
FAS/CAS Pension Adjustment	$86	$(73)	$172	$(145)
FAS/CAS PRB Adjustment	1	1	2	2
FAS/CAS Adjustment	$87	$(72)	$174	$(143)
The components of total operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Intersegment profit eliminations	$(38)	$(44)	$(77)	$(86)
Corporate	(28)	(4)	(37)	(12)
Total	$(66)	$(48)	$(114)	$(98)

	Three Months Ended		Six Months Ended
Intersegment Operating Income (in millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Integrated Defense Systems	$2	$3	$4	$5
Intelligence, Information and Services	19	20	39	36
Missile Systems	4	4	7	10
Space and Airborne Systems	13	17	27	35
Total	$38	$44	$77	$86

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Jun 29, 2014	Dec 31, 2013
Integrated Defense Systems	$4,093	$3,897
Intelligence, Information and Services	3,876	3,772
Missile Systems	6,530	6,316
Space and Airborne Systems	6,386	6,399
Corporate	5,495	5,583
Total	$26,380	$25,967

With respect to the unaudited consolidated financial information of Raytheon Company for the six months ended June 29, 2014 and June 30, 2013, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated July 24, 2014, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of June 29, 2014, and the related consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended June 29, 2014 and June 30, 2013 and the consolidated statements of equity and of cash flows for the six-month periods ended June 29, 2014 and June 30, 2013. This interim financial information is the responsibility of the Company’s management.
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
July 24, 2014

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

Total Net Sales
The composition of external net sales by products and services for each segment for the second quarter of 2014 was relatively consistent with the year ended December 31, 2013, which was approximately the following:

External Net Sales by Products and Services (% of segment total external net sales)
	IDS	IIS	MS	SAS
Products	95%	50%	95%	90%
Services	5%	50%	5%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Net sales
Products	$4,746	$5,091	83.2%	83.3%
Services	955	1,024	16.8%	16.7%
Total net sales	$5,701	$6,115	100.0%	100.0%

Total Net Sales - Second Quarter of 2014 vs. Second Quarter of 2013—The decrease in total net sales of $414 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to lower external net sales of $171 million at IDS and $146 million at MS. The decrease in external net sales at IDS was primarily due to lower net sales from the scheduled completion of certain production phases on various Patriot programs for international customers, lower net sales on the Australian Air Warfare Destroyer program primarily due to the adjustment described below in Segment Results beginning on page 30, lower net sales on a close combat tactical radar program due to planned decreases in production, and lower net sales on a missile defense radar program for an international customer due to planned decreases in production. The decrease in total net sales at IDS was partially offset by higher net sales from an international air and missile defense system program awarded in the fourth quarter of 2013. The decrease in external net sales at MS was primarily due to lower net sales on land warfare systems programs driven principally by planned declines in production due to the U.S. Army budget environment.

Products and Services Net Sales - Second Quarter of 2014 vs. Second Quarter of 2013—The decrease in products net sales of $345 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to lower external products net sales of $170 million at IDS and $149 million at MS. The decrease in external products net sales at IDS and MS were driven principally by the programs described above. The decrease in services net sales of $69 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to lower external services net sales at IIS of $86 million, driven principally by lower net sales on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Net sales
Products	$9,311	$10,034	83.1%	83.7%
Services	1,898	1,960	16.9%	16.3%
Total net sales	$11,209	$11,994	100.0%	100.0%

Total Net Sales - First Six Months of 2014 vs. First Six Months of 2013—The decrease in total net sales of $785 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to lower external net sales of $292 million at IDS, $200 million at MS and $179 million at SAS. The decrease in external net sales at IDS was primarily due to lower net sales from the scheduled completion of certain production phases on various Patriot programs for international customers, lower net sales on a close combat tactical radar program due to planned decreases in production, and lower net sales on a missile defense radar program for an international customer due to planned decreases in production. The decrease in external net sales at IDS was partially offset by higher net sales from an international air defense system program awarded in the fourth quarter of 2013. The decrease in external net sales at MS was primarily due to lower net sales on land warfare systems programs driven principally by planned declines in production due to the U.S. Army budget environment. The decrease in external net sales at SAS was primarily due to lower net sales on classified programs, lower net sales on integrated communications systems programs principally driven by lower U.S. Army and U.S. Air Force customer requirements on tactical communications systems, and lower net sales on certain intelligence, surveillance and reconnaissance systems programs principally driven by reduced program requirements. The decrease in external net sales at SAS was partially offset by higher net sales on an electronic warfare systems program awarded in the fourth quarter of 2013.

Products and Services Net Sales - First Six Months of 2014 vs. First Six Months of 2013—The decrease in products net sales of $723 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to lower external products net sales of $321 million at IDS, $218 million at SAS and $206 million at MS, all driven principally by the programs described above. The decrease in services net sales of $62 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to lower external services net sales at IIS of $136 million, partially offset by higher external services net sales at SAS of $39 million. The lower external services net sales at IIS were driven principally by lower net sales on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels. The higher external services net sales at SAS were driven principally by higher net sales on classified programs and on an intelligence, surveillance and reconnaissance systems program awarded in the first quarter of 2013.

Sales to Major Customers - Second Quarter of 2014 vs. Second Quarter of 2013 and First Six Months of 2014 vs. First Six Months of 2013—The following is a breakdown of net sales to major customers:

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Sales to the U.S. Government(1)	$3,984	$4,371	70%	71%
Sales to the U.S. Department of Defense(1)	3,712	4,068	65%	67%
Total international sales(2)	1,663	1,660	29%	27%
Foreign direct commercial sales(1)	894	877	16%	14%
Foreign military sales through the U.S. Government	769	783	13%	13%

(1)	Excludes foreign military sales through the U.S. Government.

(2)	Includes foreign military sales through the U.S. Government.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Sales to the U.S. Government(1)	$7,973	$8,648	71%	72%
Sales to the U.S. Department of Defense(1)	7,475	8,062	67%	67%
Total international sales(2)	3,132	3,196	28%	27%
Foreign direct commercial sales(1)	1,699	1,660	15%	14%
Foreign military sales through the U.S. Government	1,433	1,536	13%	13%

(1)	Excludes foreign military sales through the U.S. Government.

(2)	Includes foreign military sales through the U.S. Government.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Cost of sales
Products	$3,526	$3,904	61.8%	63.8%
Services	775	849	13.6%	13.9%
Total cost of sales	$4,301	$4,753	75.4%	77.7%

Total Cost of Sales - Second Quarter of 2014 vs. Second Quarter of 2013—The decrease in total cost of sales of $452 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a $159 million change in the FAS/CAS Adjustment and lower external cost of sales of $138 million at MS. The decrease in the FAS/CAS Adjustment was driven principally by a $99 million decrease in our FAS expense and by a $60 million increase in our CAS expense, which is included in the results of each segment and generally recovered through pricing of our products and services to the U.S. Government. The changes in both our FAS expense and CAS expense are described in our Segment Results beginning on page 30. The decrease in external cost of sales at MS was driven principally by the activity on the programs described above in Total Net Sales.

Products and Services Cost of Sales - Second Quarter of 2014 vs. Second Quarter of 2013—The decrease in products cost of sales of $378 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to lower external products cost of sales of $141 million at MS, principally driven by the activity on the programs described above in Total Net Sales, and $130 million of lower expense related to the FAS/CAS Adjustment described above. The decrease in services cost of sales of $74 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to lower external services cost of sales of $63 million at IIS, principally driven by activity on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Cost of sales
Products	$6,917	$7,729	61.7%	64.4%
Services	1,545	1,629	13.8%	13.6%
Total cost of sales	$8,462	$9,358	75.5%	78.0%

Total Cost of Sales - First Six Months of 2014 vs. First Six Months of 2013—The decrease in total cost of sales of $896 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to a $317 million change in the FAS/CAS Adjustment and lower external cost of sales of $198 million at MS and $144 million at IDS. The decrease in the FAS/CAS Adjustment was driven principally by a $196 million decrease in our FAS expense and by a $121 million increase in our CAS expense, which is included in the results of each segment and generally recovered through pricing of our products and services to the U.S. Government. The changes in both our FAS expense and CAS expense are described in our Segment Results beginning on page 30. The decreases in external cost of sales at MS and IDS were driven principally by the activity on the programs described above in Total Net Sales.

Products and Services Cost of Sales - First Six Months of 2014 vs. First Six Months of 2013—The decrease in products cost of sales of $812 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to $260 million of lower expense related to the FAS/CAS Adjustment described above and lower external products cost of sales of $205 million at MS, $182 million at IDS and $159 million at SAS. The decreases in external products cost of sales at MS and IDS were principally driven by the programs described above. The decrease in external products cost of sales at SAS was primarily due to the activity on the programs described above in Total Net Sales. The decrease in services cost of sales of $84 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to lower external services cost of sales of $106 million at IIS, principally driven by activity on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Administrative and selling expenses	$517	$471	9.1%	7.7%
Research and development expenses	124	125	2.2%	2.0%
Total general and administrative expenses	$641	$596	11.3%	9.7%

The increase in administrative and selling expenses of $46 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to higher corporate administrative costs of $26 million, principally driven by approximately $17 million of stock compensation expense associated with restricted stock units (RSUs) issued in the second quarter of 2014 as described below in Segment Results beginning on page 30.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $14 million and $28 million in the second quarters of 2014 and 2013, respectively.

Research and development expenses in the second quarter of 2014 were relatively consistent in amount and as a percentage of total net sales with the second quarter of 2013.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Administrative and selling expenses	$965	$932	8.6%	7.8%
Research and development expenses	235	232	2.1%	1.9%
Total general and administrative expenses	$1,200	$1,164	10.7%	9.7%

The increase in administrative and selling expenses of $33 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to higher corporate administrative costs of $28 million, principally driven by approximately $17 million of stock compensation expense associated with RSUs issued in the second quarter of 2014 as described below in Segment Results beginning on page 30.

Net state income taxes allocated to our contracts were $27 million and $56 million in the first six months of 2014 and 2013, respectively.

Research and development expenses in the first six months of 2014 were relatively consistent in amount and as a percentage of total net sales with the first six months of 2013.

Total Operating Expenses

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Total operating expenses	$4,942	$5,349	$9,662	$10,522
% of Total Net Sales	86.7%	87.5%	86.2%	87.7%

The decrease in total operating expenses of $407 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to the decrease in cost of sales of $452 million, the primary drivers of which are described above in Total Cost of Sales.

The decrease in total operating expenses of $860 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to the decrease in cost of sales of $896 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Operating income	$759	$766	1,547	1,472
% of Total Net Sales	13.3%	12.5%	13.8%	12.3%

The decrease in operating income of $7 million in the second quarter of 2014 compared to the second quarter of 2013 was due to the decrease in total net sales of $414 million, the primary drivers of which are described above in Total Net Sales, partially offset by the decrease in total operating expenses of $407 million, the primary drivers of which are described above in Total Operating Expenses.

The increase in operating income of $75 million in the first six months of 2014 compared to the first six months of 2013 was due to the decrease in total operating expenses of $860 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the decrease in total net sales of $785 million, the primary drivers of which are described above in Total Net Sales.
Total Non-Operating (Income) Expense, Net

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Non-operating (income) expense, net
Interest expense	$54	$53	$105	$106
Interest income	(2)	(3)	(5)	(6)
Other (income) expense, net	(6)	3	(6)	(4)
Total non-operating (income) expense, net	$46	$53	$94	$96

The decrease in total non-operating (income) expense, net of $7 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to an $8 million change in the fair value of marketable securities held in trust associated with certain of our non-qualified deferred compensation plans, due to net gains of $6 million in the second quarter of 2014 compared to net losses of $2 million in the second quarter of 2013.

Total non-operating (income) expense, net in the first six months of 2014 was relatively consistent with the first six months of 2013.

Federal and Foreign Income Taxes

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Federal and foreign income taxes	$212	$220	$359	$387
Effective tax rate	29.7%	30.9%	24.7%	28.1%

Our effective tax rate in the second quarter of 2014 was 29.7% compared to 30.9% in the second quarter of 2013. The decrease of 1.2% was primarily due to tax settlements which decreased the rate by 1.2%, and the domestic manufacturing deduction which decreased the rate by 0.9%, partially offset by the expiration of the U.S. research and development (R&D) tax credit as of December 31, 2013, which increased the rate by 0.9%.

Our effective tax rate in the second quarter of 2014 was 5.3% lower than the statutory federal rate primarily due to the domestic manufacturing deduction which decreased the rate by 3.3% and tax settlements which decreased the rate by 1.2%. The remaining decrease of 0.8% is composed of various items which individually or collectively are not significant. Our effective tax rate in the second quarter of 2013 was 4.1% lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by 2.3%, the U.S. R&D tax credit, which decreased the rate by approximately 0.9% and the foreign income tax rate differential, which decreased the rate by 0.5%. The remaining decrease of 0.4% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2014 was 24.7% compared to 28.1% in the first six months of 2013. The decrease of 3.4% was primarily due to the tax benefit on a foreign dividend, which decreased the rate by approximately 5.5%, partially offset by an increase of 2.8% due to the expiration of the U.S. R&D tax credit as of December 31, 2013. The remaining decrease of 0.7% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2014 was 10.3% lower than the statutory federal rate primarily due to the tax benefit on a foreign dividend, which decreased the rate by approximately 5.5%, the domestic manufacturing deduction which decreased the rate by 3.0% and tax settlements which decreased the rate by 1.0%. The remaining decrease of 0.8% is composed of various items which individually or collectively are not significant. Our effective tax rate in the first six months of 2013 was 6.9% lower than the statutory federal tax rate primarily due to the reinstatement of the U.S. R&D tax credit, which decreased the rate by 2.8%, the domestic manufacturing deduction, which decreased the rate by approximately 2.4%, a 2011 R&D refund claim filed in first quarter of 2013, which decreased the rate by 0.8%, and the foreign rate differential, which decreased the rate by 0.5%. The remaining decrease of approximately 0.4% is composed of various items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Income from continuing operations	$501	$493	$1,094	$989

Income from continuing operations in the second quarter of 2014 was relatively consistent with the second quarter of 2013.

The increase in income from continuing operations of $105 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to the $75 million increase in operating income, the primary drivers of which are described above in Operating Income.

Income (loss) from Discontinued Operations

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Income (loss) from discontinued operations	$52	$—	$59	$(2)

The increase in income (loss) from discontinued operations of $52 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a gain of $52 million related to the resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under U.S. Government Cost Accounting Standards 413 (CAS 413) for previously divested operations as described below in Segment Results beginning on page 30.

The increase in income (loss) from discontinued operations of $61 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to a gain of $52 million related to the resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under CAS 413 for previously divested operations as described below in Segment Results beginning on page 30.

Net Income

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Net income	$553	$493	$1,153	$987

The increase in net income of $60 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to the $52 million increase in income (loss) from discontinued operations, the primary drivers of which are described above in Income (loss) from Discontinued Operations.

The increase in net income of $166 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to the $75 million increase in operating income, the primary drivers of which are described above in Operating Income, and the $61 million increase in income (loss) from discontinued operations, the primary drivers of which are described above in Income (loss) from Discontinued Operations.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Income from continuing operations attributable to Raytheon Company	$499	$488	$1,088	$978
Diluted weighted-average shares outstanding	313.5	325.6	314.6	326.9
Diluted EPS from continuing operations attributable to Raytheon Company	$1.59	$1.50	$3.46	$2.99

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.09 in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below, and the increase in income from continuing operations attributable to Raytheon Company of $11 million.

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.47 in the first six months of 2014 compared to the first six months of 2013 was primarily due to the increase in income from continuing operations described above and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Beginning balance	312.8	324.4	314.5	328.1
Stock plans activity	1.0	1.9	1.6	2.6
Share repurchases	(3.2)	(3.9)	(5.5)	(8.3)
Ending balance	310.6	322.4	310.6	322.4

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders was earnings of $0.17 and a loss of less than $0.01 for the second quarters of 2014 and 2013, respectively, and earnings of $0.19 and a loss of $0.01 in the first six months of 2014 and 2013, respectively. The increases were primarily due to a $52 million gain recorded related to the resolution of a dispute and related litigation with the U.S. Government.

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Net income attributable to Raytheon Company	$551	$488	$1,147	$976
Diluted weighted-average shares outstanding	313.5	325.6	314.6	326.9
Diluted EPS attributable to Raytheon Company	$1.76	$1.50	$3.65	$2.99

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.26 in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to the $0.17 increase in diluted EPS from discontinued operations attributable to Raytheon Company common stockholders described above and the $0.09 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.66 in the first six months of 2014 compared to the first six months of 2013 was primarily due to the $0.47 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders and the $0.20 increase in diluted EPS from discontinued operations attributable to Raytheon Company common stockholders described above.

Adjusted EPS
Adjusted EPS was as follows:

	Three Months Ended		Six Months Ended
	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.59	$1.50	$3.46	$2.99
Per share impact of FAS/CAS Adjustment	(0.18)	0.14	(0.36)	0.28
Per share impact of the tax benefit of foreign dividend	—	—	(0.25)	—
Per share impact of 2012 R&D tax credit	—	—	—	(0.08)
Adjusted EPS	$1.41	$1.64	$2.84	$3.20

Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the EPS impact of the FAS/CAS Adjustment, tax effected at the federal statutory rate of 35%, and from time to time, certain other items. In addition to the FAS/CAS Adjustment, the first six months of 2014 Adjusted EPS also excludes the EPS impact of the tax benefit related to a foreign dividend. In January 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million and generated a net tax benefit of approximately $80 million. In addition to the FAS/CAS Adjustment, the first six months of 2013 Adjusted EPS also excludes the EPS impact of the R&D tax credit that relates to 2012. In January 2013, Congress approved legislation that included the extension of the R&D tax credit. The legislation retroactively reinstated the R&D tax credit for 2012 and extended it through December 31, 2013. As a result, we recorded the 2012 benefit in the first quarter of 2013. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and other postretirement benefit costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding.

SEGMENT RESULTS
We report our results in the following segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); and Space and Airborne Systems (SAS). The following provides some context for viewing our segment performance through the eyes of management.

Given the nature of our business, bookings, total net sales, and operating income (and the related operating margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our segment performance, and often these measures have significant interrelated effects, as described below. In addition, we disclose and discuss backlog, which represents future sales that we expect to recognize over the remaining contract period, which is generally several years. We also disclose total operating expenses and the components of total operating expenses within our segment disclosures.

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

	Three Months Ended		Six Months Ended
Bookings (in millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Integrated Defense Systems	$657	$802	$1,837	$1,728
Intelligence, Information and Services	2,052	1,396	3,063	2,226
Missile Systems	2,482	1,739	3,565	2,550
Space and Airborne Systems	1,581	1,387	2,600	2,426
Total	$6,772	$5,324	$11,065	$8,930

Included in bookings were international bookings of $1,658 million and $1,374 million in the second quarters of 2014 and 2013, respectively, and $3,341 million and $2,557 million in the first six months of 2014 and 2013, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 24% and 26% of total bookings in the second quarters of 2014 and 2013, respectively, and 30% and 29% in the first six months of 2014 and 2013, respectively.

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

	Funded Backlog		Total Backlog
Backlog (in millions)	Jun 29, 2014	Dec 31, 2013	Jun 29, 2014	Dec 31, 2013
Integrated Defense Systems	$8,365	$9,397	$9,639	$10,916
Intelligence, Information and Services	3,147	2,592	6,298	5,856
Missile Systems	7,267	6,859	9,635	9,162
Space and Airborne Systems	4,801	4,166	7,447	7,751
Total	$23,580	$23,014	$33,019	$33,685

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

Total net sales by segment were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Integrated Defense Systems	$1,549	$1,721	$3,030	$3,317
Intelligence, Information and Services	1,518	1,570	2,968	3,091
Missile Systems	1,539	1,690	3,113	3,326
Space and Airborne Systems	1,505	1,620	2,903	3,202
Corporate and Eliminations	(410)	(486)	(805)	(942)
Total	$5,701	$6,115	$11,209	$11,994

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

Changes in net EAC adjustments typically relate to the current period impact of revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. We have a Company-wide standard and disciplined quarterly EAC process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (e.g., to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations, required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or in realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or in realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. Given that we have over 15,000 individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, as discussed above, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

	Three Months Ended		Six Months Ended
EAC Adjustments (in millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Gross favorable	$269	$277	$520	$550
Gross unfavorable	(181)	(121)	(310)	(255)
Total net EAC adjustments	$88	$156	$210	$295

Included in net EAC adjustments in the second quarter and first six months of 2014 was a $38 million adjustment from a decrease in estimated incentive fees on the Australian Air Warfare Destroyer program at IDS due to an increase in expected costs by the shipbuilder to complete their portion of the program.

The net decrease in EAC adjustments in the second quarter of 2014 compared to the second quarter of 2013, and the first six months of 2014 compared to the first six months of 2013 was primarily due to the decrease in net EAC adjustments at IDS, partially offset by an increase in net EAC adjustments at MS. Refer to the individual segment results for further information.

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

Operating income by segment was as follows:

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Integrated Defense Systems	$219	$326	$445	$588
Intelligence, Information and Services	127	131	252	255
Missile Systems	190	213	398	427
Space and Airborne Systems	202	216	392	443
FAS/CAS Adjustment	87	(72)	174	(143)
Corporate and Eliminations	(66)	(48)	(114)	(98)
Total	$759	$766	$1,547	$1,472

Integrated Defense Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	% Change	Jun 29, 2014	Jun 30, 2013	% Change
Total Net Sales	$1,549	$1,721	(10.0)%	$3,030	$3,317	(8.7)%
Total Operating Expenses
Cost of sales—labor	543	592	(8.3)%	1,091	1,175	(7.1)%
Cost of sales—materials and subcontractors	574	568	1.1%	1,040	1,094	(4.9)%
Other cost of sales and other operating expenses	213	235	(9.4)%	454	460	(1.3)%
Total Operating Expenses	1,330	1,395	(4.7)%	2,585	2,729	(5.3)%
Operating Income	$219	$326	(32.8)%	$445	$588	(24.3)%
Operating Margin	14.1%	18.9%		14.7%	17.7%

Change in Operating Income (in millions)	Three Months Ended Jun 29, 2014 Versus Three Months Ended Jun 30, 2013			Six Months Ended Jun 29, 2014 Versus Six Months Ended Jun 30, 2013
Volume		$(12)			$(26)
Net change in EAC adjustments		(89)			(123)
Mix and other performance		(6)			6
Total Change in Operating Income		$(107)			$(143)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	% Change	Jun 29, 2014	Jun 30, 2013	% Change
Bookings	$657	$802	(18.1)%	$1,837	$1,728	6.3%

Total Net Sales—The decrease in total net sales of $172 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to lower net sales of $93 million from the scheduled completion of certain production phases on various Patriot programs for international customers, $45 million on the Australian Air Warfare Destroyer (AWD) program primarily due to the adjustment described below in Operating Income and Margin, $43 million on a close combat tactical radar program due to planned decreases in production, and $39 million on a missile defense radar program for an international customer due to planned decreases in production. The decrease was partially offset by $91 million of higher net sales from an international air and missile defense system program awarded in the fourth quarter of 2013.

The decrease in total net sales of $287 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to lower net sales of $189 million from the scheduled completion of certain production phases on various Patriot programs for international customers, $95 million on a close combat tactical radar program due to planned decreases in production, and $70 million on a missile defense radar program for an international customer due to planned decreases in production. The decrease was partially offset by $116 million of higher net sales from an international air defense system program awarded in the fourth quarter of 2013.

Total Operating Expenses—The decrease in total operating expenses of $65 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a decrease in labor costs of $49 million and a decrease in other cost of sales and other operating expenses of $22 million. The decrease in labor costs was primarily due to the activity on the international Patriot programs described above in Total Net Sales. The decrease in other cost of sales and other operating expenses was primarily due to the activity on the programs described above in Total Net Sales.

The decrease in total operating expenses of $144 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to a decrease in labor costs of $84 million, principally driven by the activity on an international Patriot program awarded in the first quarter of 2008 and a joint battlefield sensor program nearing completion, partially offset by increased labor costs on a naval radar program awarded in the fourth quarter of 2013.

Operating Income and Margin—The decrease in operating income of $107 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a net change in EAC adjustments of $89 million. Included in the net change in EAC adjustments was a $38 million adjustment from a decrease in estimated incentive fees on the AWD program due to an increase in expected costs by the shipbuilder to complete their portion of the program. Also included in the net change in EAC adjustments was $25 million of lower net adjustments on an integrated air and missile defense program as a result of a contract modification and improved performance in the prior period due to labor and material efficiencies, as well as a $13 million adjustment on an integrated air and missile defense program driven by an increase in estimated costs due to higher expected effort than previously planned. The decrease in operating margin in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to the net change in EAC adjustments.

The decrease in operating income of $143 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to a net change in EAC adjustments of $123 million. Included in the net change in EAC adjustments was a $38 million adjustment from a decrease in estimated incentive fees on the AWD program as described above, a $36 million change in net adjustments on an integrated air and missile defense program driven by an increase in estimated costs due to higher expected effort than previously planned, and $26 million of lower net adjustments on an integrated air and missile defense program as a result of a contract modification and improved performance in the prior period due to labor and material efficiencies. The decrease in operating margin in the first six months of 2014 compared to the first six months of 2013 was primarily due to the net change in EAC adjustments.

Backlog and Bookings—Backlog was $9,639 million at June 29, 2014 compared to $10,916 million at December 31, 2013. The decrease in backlog of $1,277 million or 12% at June 29, 2014 compared to December 31, 2013 was primarily due to sales in excess of bookings in the first six months of 2014, principally across our Global Integrated Sensors and Command, Control, Communications, Computers and Intelligence product lines. Bookings decreased by $145 million in the second quarter of 2014 compared to the second quarter of 2013. In the second quarter of 2013, IDS booked $93 million for in-service support for the Collins class submarine for the Royal Australian Navy and $85 million on the Standard Terminal Automation Replacement System (STARS) program for the Federal Aviation Administration (FAA).

Bookings increased by $109 million in the first six months of 2014 compared to the first six months of 2013. In the first six months of 2014, IDS booked $587 million to provide advanced Patriot air and missile defense capability for Kuwait. IDS also booked $131 million to provide Patriot engineering services support for U.S. and international customers. In addition to the bookings noted above, in the first six months of 2013, IDS booked $208 million to provide advanced Patriot air and missile defense capability for an international customer, $160 million to provide Patriot engineering services support for U.S. and international customers, and $126 million for the Wide Area Augmentation System - Geostationary Earth Orbit program for the FAA.

Intelligence, Information and Services
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	% Change	Jun 29, 2014	Jun 30, 2013	% Change
Total Net Sales	$1,518	$1,570	(3.3)%	$2,968	$3,091	(4.0)%
Total Operating Expenses
Cost of sales—labor	573	590	(2.9)%	1,130	1,206	(6.3)%
Cost of sales—materials and subcontractors	637	655	(2.7)%	1,221	1,261	(3.2)%
Other cost of sales and other operating expenses	181	194	(6.7)%	365	369	(1.1)%
Total Operating Expenses	1,391	1,439	(3.3)%	2,716	2,836	(4.2)%
Operating Income	$127	$131	(3.1)%	$252	$255	(1.2)%
Operating Margin	8.4%	8.3%		8.5%	8.2%

Change in Operating Income (in millions)	Three Months Ended Jun 29, 2014 Versus Three Months Ended Jun 30, 2013			Six Months Ended Jun 29, 2014 Versus Six Months Ended Jun 30, 2013
Volume		$(5)			$(12)
Net change in EAC adjustments		7			12
Mix and other performance		(6)			(3)
Total Change in Operating Income		$(4)			$(3)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	% Change	Jun 29, 2014	Jun 30, 2013	% Change
Bookings	$2,052	$1,396	47.0%	$3,063	$2,226	37.6%

Total Net Sales—The decrease in total net sales of $52 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to lower net sales of $55 million on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels and lower net sales of $34 million on certain mission support solutions programs as the programs near completion. The decrease in total net sales was partially offset by higher net sales of $60 million on domestic and international classified programs.

The decrease in total net sales of $123 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to lower net sales of $92 million on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels, and lower net sales of $39 million on certain mission support solutions programs as the programs near completion. The decrease in total net sales was partially offset by higher net sales of $72 million on classified programs. The remaining change in total net sales was spread across numerous programs primarily driven by the domestic budget environment.

Total Operating Expenses—The decrease in total operating expenses of $48 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to the activity on the programs described above in Total Net Sales, with the remaining change spread across numerous programs primarily driven by the domestic budget environment.

The decrease in total operating expenses of $120 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to a decrease in labor costs of $76 million, which was spread across numerous programs primarily driven by the domestic budget environment.

Operating Income and Margin—Operating income and operating margin in the second quarter of 2014 were relatively consistent with the second quarter of 2013. Operating income in the second quarter of 2014 was reduced by approximately $6 million for certain cybersecurity-related acquisition costs and investments compared to $4 million in the second quarter of 2013. Mix and other performance in the second quarter of 2014 included less than $1 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $1 million in the second quarter of 2013. Mix and other performance in the second quarter of 2014 had no insurance recovery for legal expenses, compared to $2 million in the second quarter of 2013.

Operating income and operating margin in the first six months of 2014 were relatively consistent with the first six months of 2013. Operating income in the first six months of 2014 was reduced by approximately $12 million for certain cybersecurity-related acquisition costs and investments compared to $8 million in the first six months of 2013. Mix and other performance in the first six months of 2014 included less than $1 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $8 million in the first six months of 2013. Mix and other performance in the first six months of 2014 had no insurance recovery for legal expenses, compared to $9 million in the first six months of 2013.

Backlog and Bookings—Backlog was $6,298 million at June 29, 2014 compared to $5,856 million at December 31, 2013. The increase in backlog of $442 million or 8% at June 29, 2014 compared to December 31, 2013 was primarily due to bookings in excess of sales in the first six months of 2014, driven principally by the Warfighter FOCUS program and a U.S. Air Force program. Bookings increased by $656 million in the second quarter of 2014 compared to the second quarter of 2013. In the second quarter of 2014, IIS booked $521 million for a U.S. Air Force program. IIS also booked $515 million on domestic training programs and $160 million on foreign training programs in support of Warfighter FOCUS activities, approximately $160 million on a program to provide operations and maintenance services on an international radar system and $379 million on a number of classified contracts. In the second quarter of 2013, IIS booked $582 million on domestic training programs and $117 million on foreign training programs in support of Warfighter FOCUS activities, and $252 million on a number of classified contracts.

Bookings increased by $837 million in the first six months of 2014 compared to the first six months of 2013. In addition to the bookings noted above, in the first six months of 2014, IIS booked $111 million on the Joint Polar Satellite System (JPSS) program for NASA. IIS also booked $59 million on domestic training programs and $45 million on foreign training programs in support of Warfighter FOCUS activities, and $535 million on a number of classified contracts, including a $195 million award for international cyber. In addition to the bookings noted above, in the first six months of 2013, IIS booked $135 million on foreign training programs and $64 million on domestic training programs in support of Warfighter FOCUS activities, and $276 million on a number of classified contracts.

Missile Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	% Change	Jun 29, 2014	Jun 30, 2013	% Change
Total Net Sales	$1,539	$1,690	(8.9)%	$3,113	$3,326	(6.4)%
Total Operating Expenses
Cost of sales—labor	486	535	(9.2)%	983	1,049	(6.3)%
Cost of sales—materials and subcontractors	646	679	(4.9)%	1,302	1,379	(5.6)%
Other cost of sales and other operating expenses	217	263	(17.5)%	430	471	(8.7)%
Total Operating Expenses	1,349	1,477	(8.7)%	2,715	2,899	(6.3)%
Operating Income	$190	$213	(10.8)%	$398	$427	(6.8)%
Operating Margin	12.3%	12.6%		12.8%	12.8%

Change in Operating Income (in millions)	Three Months Ended Jun 29, 2014 Versus Three Months Ended Jun 30, 2013			Six Months Ended Jun 29, 2014 Versus Six Months Ended Jun 30, 2013
Volume		$(15)			$(22)
Net change in EAC adjustments		21			37
Mix and other performance		(29)			(44)
Total Change in Operating Income		$(23)			$(29)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	% Change	Jun 29, 2014	Jun 30, 2013	% Change
Bookings	$2,482	$1,739	42.7%	$3,565	$2,550	39.8%

Total Net Sales—The decrease in total net sales of $151 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to $94 million of lower net sales on land warfare systems programs driven principally by planned declines in production due to the U.S. Army budget environment.

The decrease in total net sales of $213 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to $183 million of lower net sales on land warfare systems programs driven principally by planned declines in production due to the U.S. Army budget environment.

Total Operating Expenses—The decrease in total operating expenses of $128 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a decrease in labor costs of $49 million, a decrease in other cost of sales and other operating expenses of $46 million, and a decrease in materials and subcontractors costs of $33 million. The decreases in labor costs and materials and subcontractors costs were principally driven by the land warfare systems programs as described above in Total Net Sales. The decrease in other cost of sales and other operating expenses was primarily due to a change in the amount of previously deferred precontract costs based on contract awards or funding.

The decrease in total operating expenses of $184 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to a decrease in materials and subcontractors costs of $77 million, a decrease in labor costs of $66 million, and a decrease in other cost of sales and other operating expenses of $41 million. The decreases in materials and subcontractors costs and labor costs were principally driven by the land warfare systems programs as described above in Total Net Sales. The decrease in other cost of sales and other operating expenses was principally driven by a change in the amount of previously deferred precontract costs based on contract awards or funding.

Operating Income and Margin—The decrease in operating income of $23 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a change in mix and other performance of $29 million and decreased volume of $15 million, partially offset by a net change in EAC adjustments of $21 million. The change in mix and other performance was spread across numerous programs with no individual or common significant driver. The decrease in volume was primarily due to the land warfare systems programs described above in Total Net Sales. The net change in EAC adjustments was principally driven by a reduction in estimated costs due to a decrease in estimated labor and materials costs to fulfill requirements on a land warfare systems program and on a naval and mission defense program. Operating margin in the second quarter of 2014 was relatively consistent with the second quarter of 2013.

The decrease in operating income of $29 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to a change in mix and other performance of $44 million and decreased volume of $22 million, partially offset by a net change in EAC adjustments of $37 million. The change in mix and other performance was spread across numerous programs with no individual or common significant driver. The decrease in volume was principally driven by the land warfare systems programs described above in Total Net Sales. The net change in EAC adjustments was principally driven by a reduction in estimated costs due to a decrease in estimated labor and materials costs to fulfill requirements on a land warfare systems program and a reduction in estimated costs due to program performance on an air and missile defense systems program. Operating margin in the first six months of 2014 was consistent with the first six months of 2013.

Backlog and Bookings—Backlog was $9,635 million at June 29, 2014 compared to $9,162 million at December 31, 2013. The increase in backlog of $473 million or 5% at June 29, 2014 compared to December 31, 2013 was primarily due to bookings in excess of sales in the first six months of 2014, principally within our Land Warfare Systems product line. Bookings increased by $743 million in the second quarter of 2014 compared to the second quarter of 2013. In the second quarter of 2014, MS booked $764 million for Tube-launched, Optically-tracked, Wireless-guided (TOW) missiles for the U.S. Army, U.S. Marines and international customers, $289 million for Standard Missile-6 (SM-6) for the U.S. Navy, $259 million for AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy, U.S. Air Force and international customers, $179 million for Advanced Medium-Range Air-to-Air Missiles (AMRAAM) for the U.S. Air Force, U.S. Navy and international customers, $130 million for Phalanx weapon systems for the U.S. Navy and U.S. Army, $81 million on Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force, $79 million for Rolling Airframe Missile (RAM™) programs for the U.S. Navy and international customers, and $75 million for Standard Missile-3 (SM-3™) for the Missile Defense Agency (MDA). MS also booked $140 million on a classified program. In the second quarter of 2013, MS booked $543 million for AMRAAM for the U.S. Air Force, the U.S. Navy and international customers, $228 million for SM-3™ for the MDA, $224 million for the Exoatmospheric Kill Vehicle (EKV) for the MDA, $132 million for Paveway™ for international customers, and $98 million for the Joint Stand-off Weapon (JSOW) for the U.S. Navy and international customers.

Bookings increased by $1,015 million in the first six months of 2014 compared to the first six months of 2013. In addition to the bookings noted above, in the first six months of 2014, MS booked $479 million for SM-3™ for the MDA, $164 million for Paveway™ for international customers, and $86 million for Maverick missiles for international customers. In addition to the bookings noted above, in the first six months of 2013, MS booked $156 million for the production of RAM™ for the German Navy and $85 million on MALD® for the U.S. Air Force.

Space and Airborne Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	% Change	Jun 29, 2014	Jun 30, 2013	% Change
Total Net Sales	$1,505	$1,620	(7.1)%	$2,903	$3,202	(9.3)%
Total Operating Expenses
Cost of sales—labor	572	689	(17.0)%	1,120	1,343	(16.6)%
Cost of sales—materials and subcontractors	485	493	(1.6)%	948	1,002	(5.4)%
Other cost of sales and other operating expenses	246	222	10.8%	443	414	7.0%
Total Operating Expenses	1,303	1,404	(7.2)%	2,511	2,759	(9.0)%
Operating Income	$202	$216	(6.5)%	$392	$443	(11.5)%
Operating Margin	13.4%	13.3%		13.5%	13.8%

Change in Operating Income (in millions)	Three Months Ended Jun 29, 2014 Versus Three Months Ended Jun 30, 2013			Six Months Ended Jun 29, 2014 Versus Six Months Ended Jun 30, 2013
Volume		$(15)			$(37)
Net change in EAC adjustments		(7)			(11)
Mix and other performance		8			(3)
Total Change in Operating Income		$(14)			$(51)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 29, 2014	Jun 30, 2013	% Change	Jun 29, 2014	Jun 30, 2013	% Change
Bookings	$1,581	$1,387	14.0%	$2,600	$2,426	7.2%

Total Net Sales—The decrease in total net sales of $115 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to lower intersegment sales of $52 million principally driven by lower volume on contracts supporting U.S. Army ground sensor systems, including a close combat tactical radar program at IDS, lower net sales of $39 million on classified programs, lower net sales of $37 million on certain intelligence, surveillance and reconnaissance systems programs principally driven by reduced program requirements and lower net sales of $26 million on integrated communications systems programs principally driven by lower U.S. Army and U.S. Air Force customer requirements on tactical communications systems. The decrease in total net sales was partially offset by higher net sales of $36 million on an electronic warfare systems program awarded in the fourth quarter of 2013.

The decrease in total net sales of $299 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to lower intersegment sales of $120 million principally driven by lower volume on contracts supporting U.S. Army ground sensor systems, including a close combat tactical radar program at IDS, lower net sales of $103 million on classified programs, lower net sales of $80 million on integrated communications systems programs principally driven by lower U.S. Army and U.S. Air Force customer requirements on tactical communications systems, and lower net sales of $58 million on certain intelligence, surveillance and reconnaissance systems programs principally driven by reduced program requirements. The decrease in total net sales was partially offset by higher net sales of $52 million on an electronic warfare systems program awarded in the fourth quarter of 2013.

Total Operating Expenses—The decrease in total operating expenses of $101 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to decreases in labor costs of $117 million principally driven by the activity on the programs described above in Total Net Sales, partially offset by an increase in other cost of sales and other operating expenses of $24 million principally driven by the timing of costs applied to contracts through rates.

The decrease in total operating expenses of $248 million in the first six months of 2014 compared to the first six months of 2013 was due to decreases in labor costs of $223 million and materials and subcontractors costs of $54 million, partially offset by an increase in other cost of sales and other operating expenses of $29 million. The decrease in labor costs was principally driven by the activity on the programs described above in Total Net Sales. The decrease in materials and subcontractors costs was primarily due to activity on an intelligence, surveillance and reconnaissance systems program, principally driven by lower U.S. Air Force customer requirements, and activity on classified programs. The increase in other cost of sales and other operating expenses was primarily due to the timing of costs applied to contracts through rates.

Operating Income and Margin—The decrease in operating income of $14 million in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a decrease in volume of $15 million, principally driven by the programs described above in Total Net Sales. Included in mix and other performance in the second quarters of 2014 and 2013 was $10 million and $11 million, respectively, of acquisition-related costs. Operating margin in the second quarter of 2014 was relatively consistent with the second quarter of 2013.

The decrease in operating income of $51 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to a decrease in volume of $37 million, principally driven by the programs described above in Total Net Sales. Included in mix and other performance in the first six months of 2014 and 2013 was $20 million and $23 million, respectively, of acquisition-related costs. Operating margin in the first six months of 2014 was relatively consistent with the first six months of 2013.

Backlog and Bookings—Backlog of $7,447 million at June 29, 2014 was relatively consistent with backlog of $7,751 million at December 31, 2013. Bookings increased by $194 million in the second quarter of 2014 compared to the second quarter of 2013. In the second quarter of 2014, SAS booked $129 million to provide radar subsystems for the U.S. Navy. SAS also booked $431 million on a number of classified contracts. In the second quarter of 2013, SAS booked $78 million for the production of electronic warfare systems for an international customer and $351 million on a number of classified contracts.

Bookings increased by $174 million in the first six months of 2014 compared to the first six months of 2013. In addition to the bookings noted above, in the first six months of 2014, SAS booked $116 million to provide radar spares for an international customer and $81 million for software enhancements for the AESA radars for the U.S. Air Force. SAS also booked $216 million on a number of classified contracts. In addition to the bookings noted above, in the first six months of 2013, SAS booked $90 million for the production of AESA radars for the U.S. Air Force and $184 million on a number of classified contracts.

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

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
FAS/CAS Pension Adjustment	$86	$(73)	$172	$(145)
FAS/CAS PRB Adjustment	1	1	2	2
FAS/CAS Adjustment	$87	$(72)	$174	$(143)
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
FAS expense	$(220)	$(319)	$(441)	$(637)
CAS expense	306	246	613	492
FAS/CAS Pension Adjustment	$86	$(73)	$172	$(145)

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

The change in our FAS/CAS Pension Adjustment of $159 million in the second quarter of 2014 compared to the second quarter of 2013 was driven by a $99 million decrease in our FAS expense and by a $60 million increase in our CAS expense. The change in FAS/CAS Pension Adjustment of $317 million in the first six months of 2014 compared to the first six months of 2013 was driven by a $196 million decrease in our FAS expense and by a $121 million increase in our CAS expense. The decrease in our FAS expense in the second quarter of 2014 and in the first six months of 2014 was primarily due to the higher discount rate at December 31, 2013 compared to the discount rate as of December 31, 2012, and the favorable 2013 asset performance. The increase in our CAS expense in the second quarter of 2014 and in the first six months of 2014 was primarily due to the first year of the CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with PPA, to measure liabilities in determining the CAS pension expense. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expenses has been included in our contracts through our overhead forward pricing rates.

Our FAS/CAS PRB Adjustment was $1 million of income in the second quarters of 2014 and 2013, and $2 million of income in first six months of 2014 and 2013.

Corporate and Eliminations
Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

The components of total net sales and operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Intersegment sales eliminations	$410	$486	$805	$942
Corporate	—	—	—	—
Total	$410	$486	$805	$942

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jun 29, 2014	Jun 30, 2013	Jun 29, 2014	Jun 30, 2013
Intersegment profit eliminations	$(38)	$(44)	$(77)	$(86)
Corporate	(28)	(4)	(37)	(12)
Total	$(66)	$(48)	$(114)	$(98)

The decreases in operating income related to Corporate of $24 million and $25 million in the second quarter and first six months of 2014, respectively, compared to the second quarter and first six months of 2013 was primarily due to $17 million of stock compensation expense associated with restricted stock units (RSUs) awarded in the second quarter of 2014. We awarded 0.2 million RSUs to retiree-eligible employees. These awards vest over a specified period of time as determined by the Management Development and Compensation Committee of our Board of Directors (MDCC) and are compensatory in nature. The RSUs continue to vest, but do not accelerate, on the scheduled vesting dates into retirement subject to the employee's compliance with certain post-employment covenants. Due to the continued vesting provisions of the RSUs into retirement, the Company recognized all of the stock compensation expense associated with the RSUs in the second quarter of 2014 rather than over the vesting period of the awards.

Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

In the second quarter of 2014, we received notice of the resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under U.S. Government Cost Accounting Standard 413 (CAS 413) for operations we divested over ten years ago. Under CAS 413, a pension plan termination adjustment is required when a contractor divests a business, yet retains ownership of the pension plan assets and liabilities of that business. These adjustments can result in payments to the U.S. Government for pension plans that are in surplus position or payments to contractors for plans that are in a deficit position. As a result, we recorded a $52 million gain, net of federal tax expense, in discontinued operations, attributable to the affected plans that were in a deficit position at the time of divestiture.
We retained certain assets and liabilities of our previously-disposed businesses. At June 29, 2014 we had $82 million of assets primarily related to a receivable for the pension matter discussed above and our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At December 31, 2013 we had $56 million of assets primarily related to a receivable for an excise tax settlement associated with Flight Options and our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At June 29, 2014 and December 31, 2013, we had $17 million and $16 million, respectively, of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at June 29, 2014 and December 31, 2013:

(In millions)	Jun 29, 2014	Dec 31, 2013
Cash and cash equivalents	$3,261	$3,296
Short-term investments	915	1,001
Working capital	4,403	4,006
Amount available under credit facilities	1,398	1,398

Operating Activities

	Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013
Net cash provided by (used in) operating activities from continuing operations	$812	$381
Net cash provided by (used in) operating activities	846	381

The $431 million net increase in cash from operating activities from continuing operations in the first six months of 2014 compared to the first six months of 2013 was primarily due to customer advances received in the first six months of 2014.

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

We made the following contributions to our pension and other postretirement benefit plans during the first six months of 2014 and 2013:

	Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013
Required pension contributions	$464	$386
Other postretirement benefit plan contributions	9	10

Tax Payments and Refunds—We made the following net tax payments during the first six months of 2014 and 2013:

	Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013
Federal	$190	$253
Foreign	13	16
State	23	18

We expect full-year net federal, foreign and state tax payments to be approximately $757 million in 2014.

Interest Payments—We made interest payments on our outstanding debt of $105 million in the first six months of 2014 and 2013.

Investing Activities

	Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013
Net cash provided by (used in) investing activities	$(21)	$(291)

The change in net cash used in investing activities of $270 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to the short-term investments activity as described below.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013
Additions to property, plant and equipment	$101	$105
Additions to capitalized internal use software	26	21

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

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013
Purchases of short-term investments	$(1,371)	$(839)
Sales of short-term investments	882	325
Maturities of short-term investments	595	362

Financing Activities

	Six Months Ended
(In millions)	Jun 29, 2014	Jun 30, 2013
Net cash provided by (used in) financing activities	$(860)	$(811)

We have used cash provided by operating activities and proceeds from the issuance of new debt as our primary sources for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. Net cash used in financing activities in the first six months of 2014 compared to the first six months of 2013 was relatively consistent.

Share Repurchases—In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At June 29, 2014, we had approximately $1.8 billion available under this repurchase program. All previous programs were completed as of June 29, 2014. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units and stock option awards issued to employees.

Our share repurchases were as follows:

	Six Months Ended
(In millions)	Jun 29, 2014		Jun 30, 2013
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$450	4.6	$450	7.6
Shares repurchased to satisfy tax withholding obligations	83	0.9	46	0.7
Total share repurchases	$533	5.5	$496	8.3

In May 2010, our stockholders approved the Raytheon 2010 Stock Plan. Under the plan, we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Six Months Ended
(In millions, except per share amounts)	Jun 29, 2014	Jun 30, 2013
Cash dividends declared per share	$1.21	$1.10
Total dividends paid	363	343
In March 2014, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.20 to $2.42 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $4.7 billion at June 29, 2014 and December 31, 2013. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2041.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $4.2 billion and $4.3 billion at June 29, 2014 and December 31, 2013, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $735 million and $810 million at June 29, 2014 and December 31, 2013, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions. In the first quarter of 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million. The transaction does not affect our indefinite reinvestment assertion because it generated a net tax benefit of approximately $80 million.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016. Under the $1.4 billion credit facility, we can borrow, issue letters of credit, and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at June 29, 2014, borrowings would generally bear interest at LIBOR plus 79.5 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of June 29, 2014 and December 31, 2013, there were no borrowings outstanding under this credit facility. However, we had $2 million of outstanding letters of credit at June 29, 2014 and December 31, 2013, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the six months ended June 29, 2014 and full-year 2013. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 28.8% at June 29, 2014. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of June 29, 2014 to our short and long-term senior unsecured debt:

	Short-Term	Long-Term Senior Debt
Rating Agency	Debt Rating	Rating	Outlook	Date of Last Action
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	A3	Stable	October 2011
S&P	A-1	A	Stable	May 2014
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

(In millions, except percentages)	Jun 29, 2014	Dec 31, 2013
Total remediation costs—undiscounted	$202	$198
Weighted average discount rate	5.6%	5.6%
Total remediation costs—discounted	$141	$133
Recoverable portion	91	90
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

These instruments expire on various dates through 2023. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following:

(In millions)	Jun 29, 2014	Dec 31, 2013
Guarantees	$328	$378
Letters of credit	1,776	1,424
Surety bonds	218	238

Included in guarantees and letters of credit described above were $198 million and $253 million, respectively, at June 29, 2014, and $233 million and $268 million, respectively, at December 31, 2013, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, and meet their project performance and other contractual obligations described above. At June 29, 2014, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at June 29, 2014. At June 29, 2014 and December 31, 2013, we had an estimated liability of $6 million and $8 million, respectively, related to these guarantees and letters of credit.

The TRS joint venture agreement was amended on June 10, 2014 to allow for termination of the joint venture by either party every three years based on the scheduled date for the designation of a successor Chief Executive Officer for the joint venture which would next occur in 2016. Termination terms and related payments are subject to negotiation between Thales S.A. (Thales) and Raytheon, but generally would include a net payment due for undistributed earnings of the joint venture companies since inception and a net payment based on the relative fair value of those companies excluding Air Command Systems International S.A.S. (ACSI). As a result, any final future termination amounts cannot be determined precisely at this time and could be different from those amounts recorded to date. However, if the joint venture were terminated as of June 29, 2014, we believe the termination payment we would be required to make based on a standard valuation approach, would not be material. If a termination liability exceeds $50 million, the agreement allows the paying side to elect to make payments, inclusive of interest, in equal installments over five years to settle the liability.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at June 29, 2014.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 29, 2014, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $595 million based on foreign exchange rates as of June 29, 2014) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
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
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $850 million based on foreign exchange rates as of June 29, 2014) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $706 million based on foreign exchange rates as of June 29, 2014). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $514 million based on foreign exchange rates as of June 29, 2014) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and were completed in 2013. We expect a decision in the second half of 2014.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at June 29, 2014 and December 31, 2013. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity.
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

Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Raytheon, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

Other new pronouncements issued but not effective until after June 29, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of June 29, 2014 and December 31, 2013 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at June 29, 2014 or December 31, 2013.

As of June 29, 2014 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$591	$4,192	$4,783	$5,252
Average interest rate	—%	—%	—%	—%	6.549%	4.065%	4.372%

As of December 31, 2013 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$591	$4,192	$4,783	$5,036
Average interest rate	—%	—%	—%	—%	6.549%	4.065%	4.372%
In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,200 million and $1,396 million at June 29, 2014 and December 31, 2013, respectively.
For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $30 million and $23 million were included in other assets, net, and unrealized losses of $34 million and $26 million were included in other accrued expenses at June 29, 2014 and December 31, 2013, respectively.
Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At June 29, 2014, we had short-term investments with a fair value of $915 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of June 29, 2014.
Conclusion of Evaluation—Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 29, 2014 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

On August 18, 2010, the U.K. Border Agency (UKBA) initiated arbitration proceedings in the London Court of International Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. In March 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. At RSL's request, the Arbitration Tribunal (Tribunal) initially issued an interim order restraining the drawdown but, following a hearing on the issue, lifted the restraint and concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. To date, the UKBA has submitted total net claims in the arbitration of approximately £302 million (approximately $514 million based on foreign exchange rates as of June 29, 2014) for damages, clawback of previous payments, and interest, and inclusion of a credit for capability delivered by RSL. RSL has submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $850 million based on foreign exchange rates as of June 29, 2014) against the UKBA for the collection of receivables, damages and interest. Arbitration hearings commenced in late 2012 and were completed in 2013. We expect a decision in the second half of 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
April (March 31, 2014 - April 27, 2014)	1,394	$97.07	—	2.1
May (April 28, 2014 - May 25, 2014)	1,383,230	96.52	1,382,006	1.9
June (May 26, 2014 - June 29, 2014)	1,735,464	97.28	1,198,920	1.8
Total	3,120,088	$96.94	2,580,926

(1)
Includes shares purchased related to treasury activity under our stock plans. Such activity during the second quarter of 2014 includes the surrender by employees of 539,162 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.

(2)
In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. All previous programs were completed as of June 29, 2014. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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
July 24, 2014