Form 10-Q
period 2014-09-28
RAYTHEON CO/
filed 2014-10-23
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒
Number of shares of common stock outstanding as of October 20, 2014 was 308,368,000.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Sep 28, 2014	Dec 31, 2013
Assets
Current assets
Cash and cash equivalents	$2,634	$3,296
Short-term investments	1,480	1,001
Contracts in process, net	5,340	4,870
Inventories	522	363
Prepaid expenses and other current assets	309	286
Total current assets	10,285	9,816
Property, plant and equipment, net	1,860	1,937
Goodwill	12,762	12,764
Other assets, net	1,400	1,450
Total assets	$26,307	$25,967

Liabilities and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,382	$2,350
Accounts payable	1,060	1,178
Accrued employee compensation	1,142	1,068
Other accrued expenses	1,371	1,214
Total current liabilities	5,955	5,810
Accrued retiree benefits and other long-term liabilities	3,661	4,226
Long-term debt	4,737	4,734
Commitments and contingencies (Note 8)

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 308 and 315 shares outstanding at September 28, 2014 and December 31, 2013, respectively.	3	3
Additional paid-in capital	1,403	1,972
Accumulated other comprehensive loss	(4,895)	(5,113)
Retained earnings	15,273	14,173
Total Raytheon Company stockholders’ equity	11,784	11,035
Noncontrolling interests in subsidiaries	170	162
Total equity	11,954	11,197
Total liabilities and equity	$26,307	$25,967

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Net sales
Products	$4,561	$4,882	$13,872	$14,916
Services	913	960	2,811	2,920
Total net sales	5,474	5,842	16,683	17,836
Operating expenses
Cost of sales—products	3,418	3,718	10,335	11,447
Cost of sales—services	753	816	2,298	2,445
General and administrative expenses	540	551	1,740	1,715
Total operating expenses	4,711	5,085	14,373	15,607
Operating income	763	757	2,310	2,229
Non-operating (income) expense, net
Interest expense	53	53	158	159
Interest income	(3)	(3)	(8)	(9)
Other (income) expense, net	1	(5)	(5)	(9)
Total non-operating (income) expense, net	51	45	145	141
Income from continuing operations before taxes	712	712	2,165	2,088
Federal and foreign income taxes	193	221	552	608
Income from continuing operations	519	491	1,613	1,480
Income (loss) from discontinued operations, net of tax	—	2	59	—
Net income	519	493	1,672	1,480
Less: Net income attributable to noncontrolling interests in subsidiaries	4	4	10	15
Net income attributable to Raytheon Company	$515	$489	$1,662	$1,465

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.66	$1.51	$5.12	$4.51
Income (loss) from discontinued operations, net of tax	—	—	0.19	—
Net income	1.66	1.52	5.31	4.51
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.65	$1.51	$5.11	$4.50
Income (loss) from discontinued operations, net of tax	—	—	0.19	—
Net income	1.65	1.51	5.30	4.50
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$515	$487	$1,603	$1,465
Income (loss) from discontinued operations, net of tax	—	2	59	—
Net income	$515	$489	$1,662	$1,465
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Net income	$519	$493	$1,672	$1,480
Other comprehensive income (loss), before tax:
Foreign exchange translation	(41)	33	(6)	(18)
Cash flow hedges and interest rate locks	(3)	8	(2)	(2)
Unrealized gains (losses) on investments and other, net	3	1	3	(1)
Pension and other employee benefit plans, net:
Net loss arising during period	(332)	(110)	(332)	(110)
Amortization of prior service cost included in net periodic cost	2	2	4	5
Amortization of net actuarial loss included in net income	224	279	670	866
Pension and other employee benefit plans, net	(106)	171	342	761
Other comprehensive income (loss), before tax	(147)	213	337	740
Income tax benefit (expense) related to items of other comprehensive income (loss)	38	(63)	(119)	(266)
Other comprehensive income (loss), net of tax	(109)	150	218	474
Total comprehensive income	410	643	1,890	1,954
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	4	4	10	15
Comprehensive income attributable to Raytheon Company	$406	$639	$1,880	$1,939
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Nine Months Ended September 28, 2014 and September 29, 2013 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2013	$3	$1,972	$(5,113)	$14,173	$11,035	$162	$11,197
Net income				1,662	1,662	10	1,672
Other comprehensive income (loss), net of tax			218		218		218
Dividends declared				(562)	(562)		(562)
Distributions and other activity related to noncontrolling interests					—	(2)	(2)
Common stock plans activity		165			165		165
Share repurchases		(734)			(734)		(734)
Balance at September 28, 2014	$3	$1,403	$(4,895)	$15,273	$11,784	$170	$11,954

Balance at December 31, 2012	$3	$2,928	$(7,788)	$12,883	$8,026	$164	$8,190
Net income				1,465	1,465	15	1,480
Other comprehensive income (loss), net of tax			474		474		474
Dividends declared				(531)	(531)		(531)
Distributions and other activity related to noncontrolling interests					—	(9)	(9)
Common stock plans activity		129			129		129
Share repurchases		(722)			(722)		(722)
Balance at September 29, 2013	$3	$2,335	$(7,314)	$13,817	$8,841	$170	$9,011
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013
Cash flows from operating activities
Net income	$1,672	$1,480
(Income) loss from discontinued operations, net of tax	(59)	—
Income from continuing operations	1,613	1,480
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	327	332
Stock-based compensation	118	96
Deferred income taxes	(259)	(134)
Tax benefit from stock-based awards	(43)	(11)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(441)	(883)
Inventories	(159)	(24)
Prepaid expenses and other current assets	27	70
Accounts payable	(119)	(206)
Income taxes receivable/payable	108	287
Accrued employee compensation	73	138
Other accrued expenses	(40)	(13)
Other long-term liabilities	(17)	(16)
Pension and other postretirement benefit plans	46	175
Other, net	1	(15)
Net cash provided by (used in) operating activities from continuing operations	1,235	1,276
Net cash provided by (used in) operating activities from discontinued operations	35	1
Net cash provided by (used in) operating activities	1,270	1,277
Cash flows from investing activities
Additions to property, plant and equipment	(173)	(165)
Proceeds from sales of property, plant and equipment	—	1
Additions to capitalized internal use software	(40)	(34)
Purchases of short-term investments	(2,190)	(939)
Sales of short-term investments	882	325
Maturities of short-term investments	832	518
Payments for purchases of acquired companies, net of cash received	—	(14)
Net cash provided by (used in) investing activities	(689)	(308)
Cash flows from financing activities
Dividends paid	(551)	(520)
Repurchases of common stock under share repurchase programs	(650)	(675)
Repurchases of common stock to satisfy tax withholding obligations	(84)	(47)
Proceeds from exercise of stock options	1	24
Tax benefit from stock-based awards	43	11
Other	(2)	(8)
Net cash provided by (used in) financing activities	(1,243)	(1,215)
Net increase (decrease) in cash and cash equivalents	(662)	(246)
Cash and cash equivalents at beginning of the year	3,296	3,188
Cash and cash equivalents at end of period	$2,634	$2,942

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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Operating income	$155	$143	$365	$438
Income from continuing operations attributable to Raytheon Company	101	93	237	285
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.32	$0.29	$0.76	$0.88

Note 3: Inventories
Inventories consisted of the following:

(In millions)	Sep 28, 2014	Dec 31, 2013
Materials and purchased parts	$75	$73
Work in process	434	279
Finished goods	13	11
Total	$522	$363
We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $223 million and $100 million in inventories as work in process at September 28, 2014 and December 31, 2013, respectively.

Note 4: Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Raytheon, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on our financial statements or disclosures.

Other new pronouncements issued but not effective until after September 28, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

A rollforward of our goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Total
Balance at December 31, 2013	$1,800	$2,708	$4,150	$4,106	$12,764
Effect of foreign exchange rates and other	(2)	—	—	—	(2)
Balance at September 28, 2014	$1,798	$2,708	$4,150	$4,106	$12,762

Note 6: Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

In the second quarter of 2014, we received notice of the resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under U.S. Government Cost Accounting Standard 413 (CAS 413) for operations we divested over ten years ago. Under CAS 413, a pension plan termination adjustment is required when a contractor divests a business, yet retains ownership of the pension plan assets and liabilities of that business. These adjustments can result in payments to the U.S. Government for pension plans that are in surplus position or payments to contractors for plans that are in a deficit position. As a result, in the first nine months of 2014 we recorded a $52 million gain, net of federal tax expense, in discontinued operations, attributable to the affected plans that were in a deficit position at the time of divestiture.

We retained certain assets and liabilities of our previously-disposed businesses. At September 28, 2014 we had $81 million of assets primarily related to a receivable for the pension matter discussed above, which was collected in the fourth quarter of 2014. At December 31, 2013 we had $56 million of assets primarily related to a receivable for an excise tax settlement associated with Flight Options and our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At September 28, 2014 and December 31, 2013, we had $16 million of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

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
The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses on our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Sep 28, 2014	Dec 31, 2013	Sep 28, 2014	Dec 31, 2013
Derivatives designated as hedging instruments	$10	$20	$18	$23
Derivatives not designated as hedging instruments	3	3	3	3
Total	$13	$23	$21	$26
The fair values of these derivatives are Level 2 in the fair value hierarchy at September 28, 2014 and December 31, 2013 because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.
We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Effective portion
Gain (loss) recognized in accumulated other comprehensive loss (AOCL)	$(5)	$6	$(7)	$—
Gain (loss) reclassified from AOCL to operating income	(3)	(3)	(2)	1
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in operating income	—	—	—	—

We recognized the following pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Gain (loss) recognized in operating income	$(2)	$1	$(1)	$(1)

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $938 million and $1,396 million at September 28, 2014 and December 31, 2013, respectively.

Our foreign currency forward contracts contain off-set or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 28, 2014 and December 31, 2013, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at September 28, 2014 or December 31, 2013.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at September 28, 2014 and December 31, 2013, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlements date, and current rates. At September 28, 2014 and December 31, 2013, we had short-term investments of $1,480 million and $1,001 million, respectively, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. The amortized cost of these securities closely approximated their fair value at September 28, 2014 and December 31, 2013. There were no securities deemed to have other than temporary declines in value for the third quarter of 2014. In the third quarter and first nine months of 2014, we recorded unrealized losses on short-term investments of less than $1 million, net of tax, in AOCL. In the third quarter and first nine months of 2013, we recorded unrealized gains on short-term investments of less than $1 million, net of tax, in AOCL. We did not have any sales of short-term investments in the third quarter of 2014 or third quarter of 2013. In the first nine months of 2014, we recorded sales of short-term investments of $882 million, which resulted in gains of less than $1 million recorded in other (income) expense, net. In the first nine months of 2013, we recorded sales of short-term investments of $325 million, which resulted in gains of less than $1 million recorded in other (income) expense, net. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

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

(In millions)	Sep 28, 2014	Dec 31, 2013
Carrying value of long-term debt	$4,737	$4,734
Fair value of long-term debt	5,234	5,036

In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first nine months of 2014.

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

(In millions, except percentages)	Sep 28, 2014	Dec 31, 2013
Total remediation costs—undiscounted	$211	$198
Weighted average discount rate	5.6%	5.6%
Total remediation costs—discounted	$144	$133
Recoverable portion	92	90
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

(In millions)	Sep 28, 2014	Dec 31, 2013
Guarantees	$342	$378
Letters of credit	1,845	1,424
Surety bonds	300	238

Included in guarantees and letters of credit described above were $212 million and $240 million, respectively, at September 28, 2014, and $233 million and $268 million, respectively, at December 31, 2013, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, and meet their project performance and other contractual obligations described above. At September 28, 2014, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 28, 2014. At September 28, 2014 and December 31, 2013, we had an estimated liability of $7 million and $8 million, respectively, related to these guarantees and letters of credit.

The TRS joint venture agreement was amended on June 10, 2014 to allow for termination of the joint venture by either party every three years based on the scheduled date for the designation of a successor Chief Executive Officer for the joint venture which would next occur in 2016. Termination terms and related payments are subject to negotiation between Thales S.A. (Thales) and Raytheon, but generally would include a net payment due for undistributed earnings of the joint venture companies since inception and a net payment based on the relative fair value of those companies excluding Air Command Systems International S.A.S. (ACSI). As a result, any final future termination amounts cannot be determined precisely at this time and could be different from those amounts recorded to date. However, if the joint venture were terminated as of September 28, 2014, we believe the termination payment we would be required to make based on a standard valuation approach, would not be material. If a termination liability exceeds $50 million, the agreement allows the paying side to elect to make payments, inclusive of interest, in equal installments over five years to settle the liability.
In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at September 28, 2014.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 28, 2014, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.
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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $569 million based on foreign exchange rates as of September 28, 2014) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
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
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $813 million based on foreign exchange rates as of September 28, 2014) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $675 million based on foreign exchange rates as of September 28, 2014). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and mounted a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $491 million based on foreign exchange rates as of September 28, 2014) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and were completed in 2013. We continue to believe that the receivables and other assets remaining under the program for technology and services delivered of approximately $40 million at September 28, 2014 are probable of recovery.
On August 15, 2014, RSL received a decision from the Tribunal. The Tribunal found that the UKBA had unlawfully terminated RSL for default and had therefore repudiated the eBorders contract with RSL. Accordingly, the Tribunal denied the UKBA’s claims for damages and clawback of previous payments. In addition, the Tribunal found that the UKBA had wrongfully retained the $80 million it had drawn on RSL letters of credit in April 2011. The Tribunal awarded RSL approximately £185 million (approximately $301 million based on foreign exchange rates as of September 28, 2014) as payment for capabilities delivered, damages and other monetary relief. The Tribunal reserved ruling on costs and on the quantification of interest payable to RSL for a later date.
On September 15, 2014, the UKBA filed a challenge to the award in the London High Court. RSL is vigorously opposing such challenge. The payment of amounts awarded to RSL is now pending resolution of the challenge. Due to the inherent uncertainties of arbitration and litigation, no amounts regarding this matter were recorded in our financial results for the quarter ended September 28, 2014.

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
Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to product warranty accruals was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Beginning balance	$30	$31	$30	$33
Provisions for warranties	(2)	2	1	6
Warranty services provided	(2)	(1)	(5)	(7)
Ending balance	$26	$32	$26	$32
We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 9: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013
Beginning balance	314.5	328.1
Stock plans activity	1.4	2.6
Share repurchases	(7.6)	(11.3)
Ending balance	308.3	319.4
In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At September 28, 2014, we had approximately $1.6 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units and stock option awards issued to employees.

Our share repurchases were as follows:

	Nine Months Ended
(In millions)	Sep 28, 2014		Sep 29, 2013
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$650	6.8	$675	10.5
Shares repurchased to satisfy tax withholding obligations	84	0.8	47	0.8
Total share repurchases	$734	7.6	$722	11.3

In March 2014, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.20 to $2.42 per share. Our Board of Directors also declared dividends of $1.815 per share during the first nine months of 2014, compared to dividends of $1.650 per share during the first nine months of 2013. Dividends are subject to quarterly approval by our Board of Directors.
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

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.60	$0.55	$1.80	$1.64
Undistributed earnings	1.06	0.96	3.32	2.87
Total	$1.66	$1.51	$5.12	$4.51
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.60	$0.54	$1.79	$1.64
Undistributed earnings	1.05	0.97	3.32	2.86
Total	$1.65	$1.51	$5.11	$4.50
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was a loss of less than $0.01 and earnings of less than $0.01 for the third quarters of 2014 and 2013, respectively, and earnings of $0.19 and a loss of less than $0.01 for the first nine months of 2014 and 2013, respectively.

Income attributable to participating securities was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Income from continuing operations attributable to participating securities	$8	$10	$28	$29
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	—	—	1	—
Net income attributable to participating securities	$8	$10	$29	$29

(1)
Income (loss) from discontinued operations, net of tax attributable to participating securities was a loss of less than $1 million for the third quarter of 2014, and income of less than $1 million and a loss of less than $1 million for the third quarter and first nine months of 2013.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Shares for basic EPS (including 5.3 and 6.4 participating securities for the three months ended September 28, 2014 and September 29, 2013, respectively, and 5.5 and 6.4 for the nine months ended September 28, 2014 and September 29, 2013, respectively).	310.9	322.5	312.9	324.9
Dilutive effect of stock options and LTPP	0.5	0.8	0.7	0.8
Shares for diluted EPS	311.4	323.3	313.6	325.7

There were no stock options with exercise prices greater than the average market price (anti-dilutive) that were excluded from our calculation of diluted EPS for the third quarters or first nine months of 2014 and 2013. Stock options to purchase the following number of shares of common stock had exercise prices that were less than the average market price (dilutive) of our common stock and were included in our calculations of diluted EPS:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Stock options included in calculations of EPS (dilutive)	—	0.1	—	0.1
Stock-based Compensation Plans
Restricted stock activity for the first nine months of 2014 was as follows:

(In millions)	Number of Shares
Outstanding unvested at December 31, 2013	5.3
Granted	1.4
Vested	(1.6)
Forfeited	(0.5)
Outstanding unvested at September 28, 2014	4.6
During the first nine months of 2014 and 2013, we issued 0.7 million and 0.4 million shares, respectively, of our common stock in connection with the vesting of our 2011–2013 and 2010–2012 LTPP awards. During the same periods, we also granted our 2014–2016 and 2013–2015 LTPP awards with an aggregate target award of 0.3 million and 0.4 million shares, respectively, for each period.
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
During the first nine months of 2014, we awarded 0.3 million restricted stock units (RSUs) to retirement-eligible employees. These awards vest over a specified period of time as determined by the Management Development and Compensation Committee of our Board of Directors (MDCC) and are compensatory in nature. The RSUs continue to vest, but do not accelerate, on the scheduled vesting dates into retirement subject to the employee's compliance with certain post-employment covenants. Due to the continued vesting provisions of the RSUs into retirement, the Company recognized all of the stock compensation expense associated with the RSUs in the first nine months of 2014, approximately $25 million pretax, $17 million after-tax, rather than over the vesting period of the awards.

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

Other comprehensive income (loss) consisted of the following activity during the first nine months of 2014 and 2013:

	Foreign exchange translation	Cash flow hedges and interest rate locks	Unrealized gains (losses) on investments and other, net	Pension and other employee benefit plans, net	Total

(In millions)
Balance at December 31, 2013	$47	$(8)	$(9)	$(5,143)	$(5,113)
Before tax amount	(6)	(2)	3	342	337
Tax (expense) or benefit	—	1	—	(120)	(119)
Net of tax amount	(6)	(1)	3	222	218
Balance at September 28, 2014	$41	$(9)	$(6)	$(4,921)	$(4,895)

Balance at December 31, 2012	$60	$(5)	$(10)	$(7,833)	$(7,788)
Before tax amount	(18)	(2)	(1)	761	740
Tax (expense) or benefit	—	1	—	(267)	(266)
Net of tax amount	(18)	(1)	(1)	494	474
Balance at September 29, 2013	$42	$(6)	$(11)	$(7,339)	$(7,314)

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and other employee benefit plans, and were $670 million and $866 million before tax in the first nine months of 2014 and 2013, respectively. This component of AOCL is included in the calculation of net periodic benefit expense (income) (see "Note 10: Pension and Other Employee Benefits" for additional details).

The defined benefit pension and other employee benefit plans is shown net of tax benefits of $2,660 million and $2,780 million at September 28, 2014 and December 31, 2013, respectively. The cash flow hedges and interest rate locks are shown net of tax benefits of $5 million and $4 million at September 28, 2014 and December 31, 2013, respectively. The unrealized gains (losses) on investments and other are shown net of tax benefits of $2 million and $4 million at September 28, 2014 and December 31, 2013, respectively. We expect approximately $5 million of after-tax net unrealized losses on our cash flow hedges at September 28, 2014 to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

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

(In millions)	Sep 28, 2014	Dec 31, 2013
Marketable securities held in trust	$506	$479

Included in marketable securities held in trust in the table above was $319 million and $304 million at September 28, 2014 and December 31, 2013, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $316 million and $300 million at September 28, 2014 and December 31, 2013, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Service cost	$103	$132	$336	$434
Interest cost	284	250	846	748
Expected return on plan assets	(384)	(370)	(1,186)	(1,122)
Amortization of prior service cost included in net periodic pension expense	2	3	5	7
Amortization of net actuarial loss included in net income	224	278	669	863
Loss due to curtailments/settlements	—	1	—	1
Net periodic pension expense (income)	$229	$294	$670	$931
Net periodic pension expense (income) includes income of $2 million and expense of $1 million from foreign Pension Benefit plans in the third quarters of 2014 and 2013, respectively, and income of $7 million and expense of $3 million in the first nine months of 2014 and 2013, respectively.
The components of net periodic expense (income) related to our Other Benefits were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Service cost	$2	$2	$5	$6
Interest cost	8	8	26	24
Expected return on plan assets	(8)	(8)	(25)	(24)
Amortization of prior service cost included in net periodic postretirement expense	—	(1)	(1)	(2)
Amortization of net actuarial loss included in net income	—	1	1	3
Net periodic postretirement expense (income)	$2	$2	$6	$7
Long-term pension and other postretirement benefit plan liabilities were as follows:

(In millions)	Sep 28, 2014	Dec 31, 2013
Long-term pension liabilities	$3,091	$3,387
Long-term other postretirement benefit plan liabilities	281	288
Total long-term pension and other postretirement benefit plan liabilities	$3,372	$3,675

We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under the PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision adjusts the 24-month average high quality corporate bond rates used to determine the PPA funded status so that they are within a floor and cap, or “corridor”, based on the 25-year average of corporate bond rates. The STE Act gradually phases out this interest rate provision beginning in 2013. In August 2014, the pension provisions of the STE Act were extended as part of the Highway and Transportation Funding Act of 2014 (HATFA). As a result, the interest rates used to determine PPA funded status will continue to be adjusted within a “corridor” and do not begin to phase out until 2018. Prior to the extension of such pension funding relief under the HATFA, we expected to make required contributions to our pension and other postretirement benefit plans of approximately $900 million in 2014. The HATFA reduced our required 2014 pension and other postretirement benefit plan contributions to approximately $700 million. As a result of lower expected contributions under HATFA in both 2014 and 2015, our 2014 expected tax payments increased by approximately $300 million. The HATFA also impacts our CAS expense in 2014, since CAS Harmonization incorporates the PPA interest rate into CAS calculations. Our 2014 CAS expense decreased by $69 million resulting in a reduction in our 2014 FAS/CAS income by the same amount since the HATFA does not change the calculation of our 2014 FAS expense. However, reductions in our pension contributions under the HATFA would increase our FAS expense in future years by the amount of expected return that would have applied to the contributions.

We made the following contributions to our pension and other postretirement benefit plans:

	Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013
Required pension contributions	$616	$747
Other postretirement benefit contributions	14	16

We did not make any discretionary contributions to our pension plans during the first nine months of 2014 and 2013; however, we periodically evaluate whether to make discretionary contributions.

On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation with final census and investment valuation data for the end of the prior year. As a result of this update, in the third quarter of 2014, we recorded an increase to the unfunded projected benefit obligation for our pension and other postretirement benefit plans of $330 million and $2 million, respectively, with a corresponding net after-tax increase of $216 million to AOCL. As a result of this update and the extension of pension funding relief under the HATFA, our 2014 FAS/CAS Adjustment (as described in "Note 12: Business Segment Reporting") changed by $59 million of decreased income, $44 million of this was recorded in the third quarter and first nine months of 2014 and $15 million will be recorded in the fourth quarter of 2014. Approximately $69 million of this decrease in the annual FAS/CAS Adjustment was due to the HATFA described above, partially offset by $10 million of increased income related to the update of our actuarial estimate.

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

In January of 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million. The transaction does not affect our indefinite reinvestment assertion because it generated a net tax benefit of approximately $80 million. We do not provide for taxes on undistributed earnings of non-U.S. subsidiaries when the earnings have been determined to be indefinitely invested or are expected to be remitted free of additional tax. This transaction decreased our effective tax rate for the first nine months of 2014 by approximately 3.7% and had no impact on our effective tax rate in the third quarter of 2014.

The balance of our unrecognized tax benefits, exclusive of interest, was $109 million and $118 million at September 28, 2014 and December 31, 2013, respectively, and $71 million and $129 million at September 29, 2013 and December 31, 2012, respectively, the majority of which would affect our earnings if recognized.

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

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Integrated Defense Systems	$1,428	$1,603	$4,458	$4,920
Intelligence, Information and Services	1,478	1,496	4,446	4,587
Missile Systems	1,477	1,635	4,590	4,961
Space and Airborne Systems	1,509	1,556	4,412	4,758
Corporate and Eliminations	(418)	(448)	(1,223)	(1,390)
Total	$5,474	$5,842	$16,683	$17,836

	Three Months Ended		Nine Months Ended
Intersegment Sales (in millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Integrated Defense Systems	$27	$28	$84	$80
Intelligence, Information and Services	216	207	622	622
Missile Systems	35	39	103	120
Space and Airborne Systems	140	174	414	568
Total	$418	$448	$1,223	$1,390

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Integrated Defense Systems	$230	$286	$675	$874
Intelligence, Information and Services	125	134	377	389
Missile Systems	190	202	588	629
Space and Airborne Systems	237	224	629	667
FAS/CAS Adjustment	42	(46)	216	(189)
Corporate and Eliminations	(61)	(43)	(175)	(141)
Total	$763	$757	$2,310	$2,229

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
The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
FAS/CAS Pension Adjustment	$39	$(47)	$211	$(192)
FAS/CAS PRB Adjustment	3	1	5	3
FAS/CAS Adjustment	$42	$(46)	$216	$(189)

The components of total operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Intersegment profit eliminations	$(42)	$(39)	$(119)	$(125)
Corporate	(19)	(4)	(56)	(16)
Total	$(61)	$(43)	$(175)	$(141)

	Three Months Ended		Nine Months Ended
Intersegment Operating Income (in millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Integrated Defense Systems	$2	$2	$6	$7
Intelligence, Information and Services	23	19	62	55
Missile Systems	4	3	11	13
Space and Airborne Systems	13	15	40	50
Total	$42	$39	$119	$125

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Sep 28, 2014	Dec 31, 2013
Integrated Defense Systems	$4,127	$3,897
Intelligence, Information and Services	3,853	3,772
Missile Systems	6,520	6,316
Space and Airborne Systems	6,383	6,399
Corporate	5,424	5,583
Total	$26,307	$25,967

With respect to the unaudited consolidated financial information of Raytheon Company for the nine months ended September 28, 2014 and September 29, 2013, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated October 23, 2014, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of September 28, 2014, and the related consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013 and the consolidated statements of equity and of cash flows for the nine-month periods ended September 28, 2014 and September 29, 2013. This interim financial information is the responsibility of the Company’s management.
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
October 23, 2014

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

Total Net Sales
The composition of external net sales by products and services for each segment for the third quarter of 2014 was relatively consistent with the year ended December 31, 2013, which was approximately the following:

External Net Sales by Products and Services (% of segment total external net sales)
	IDS	IIS	MS	SAS
Products	95%	50%	95%	90%
Services	5%	50%	5%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Net sales
Products	$4,561	$4,882	83.3%	83.6%
Services	913	960	16.7%	16.4%
Total net sales	$5,474	$5,842	100.0%	100.0%

Total Net Sales - Third Quarter of 2014 vs. Third Quarter of 2013—The decrease in total net sales of $368 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to lower external net sales of $174 million at IDS and $154 million at MS. The decrease in external net sales at IDS was primarily due to lower net sales from the scheduled completion of certain production phases on various Patriot programs for international customers and on a missile defense radar program for an international customer also due to planned decreases in production. The decrease was partially offset by higher net sales from an international air and missile defense system program awarded in the fourth quarter of 2013 and higher net sales from an international Patriot program awarded in the first quarter of 2014. The remaining change in external net sales at IDS was spread across numerous programs with no individual or common significant driver. The decrease in external net sales at MS was primarily due to lower net sales on land warfare systems programs driven principally by planned declines in production due to the U.S. Army budget environment and lower net sales on the Standard Missile-3 (SM-3®) program primarily due to the planned transition from development to production.

Products and Services Net Sales - Third Quarter of 2014 vs. Third Quarter of 2013—The decrease in products net sales of $321 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to lower external products net sales of $152 million at MS and $149 million at IDS. The decrease in external products net sales at MS and IDS were driven principally by the programs described above. Services net sales in the third quarter of 2014 were relatively consistent with the third quarter of 2013.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Net sales
Products	$13,872	$14,916	83.2%	83.6%
Services	2,811	2,920	16.8%	16.4%
Total net sales	$16,683	$17,836	100.0%	100.0%

Total Net Sales - First Nine Months of 2014 vs. First Nine Months of 2013—The decrease in total net sales of $1,153 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower external net sales of $466 million at IDS and $354 million at MS. The decrease in external net sales at IDS was primarily due to lower net sales from the scheduled completion of certain production phases on various Patriot programs for international customers, lower net sales on a close combat tactical radar program due to planned decreases in production, and lower net sales on a missile defense radar program for an international customer also due to planned decreases in production. The decrease in external net sales at IDS was partially offset by higher net sales from an international air defense system program awarded in the fourth quarter of 2013 and higher net sales from an international Patriot program awarded in the first quarter of 2014. The decrease in external net sales at MS was primarily due to lower net sales on land warfare systems programs driven principally by planned declines in production due to the U.S. Army budget environment.

Products and Services Net Sales - First Nine Months of 2014 vs. First Nine Months of 2013—The decrease in products net sales of $1,044 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower external products net sales of $470 million at IDS and $358 million at MS, both driven principally by the programs described above. The decrease in services net sales of $109 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower external services net sales at IIS of $130 million, driven principally by lower net sales on training programs supporting the U.S. Army's Warfighter FOCUS activities resulting from a decrease in customer-determined activity levels.

Sales to Major Customers - Third Quarter of 2014 vs. Third Quarter of 2013 and First Nine Months of 2014 vs. First Nine Months of 2013—The following is a breakdown of net sales to major customers:

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Sales to the U.S. Government(1)	$3,804	$4,200	69%	72%
Sales to the U.S. Department of Defense(1)	3,571	3,879	65%	66%
Total international sales(2)	1,622	1,564	30%	27%
Foreign direct commercial sales(1)	947	809	17%	14%
Foreign military sales through the U.S. Government	675	755	12%	13%

(1)	Excludes foreign military sales through the U.S. Government.

(2)
Includes foreign military sales through the U.S. Government. Due to rounding, the total international sales percentage may not equal the sum of the percentages for foreign direct commercial sales and foreign military sales through the U.S. Government.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Sales to the U.S. Government(1)	$11,777	$12,848	71%	72%
Sales to the U.S. Department of Defense(1)	11,046	11,941	66%	67%
Total international sales(2)	4,754	4,760	28%	27%
Foreign direct commercial sales(1)	2,646	2,469	16%	14%
Foreign military sales through the U.S. Government	2,108	2,291	13%	13%

(1)	Excludes foreign military sales through the U.S. Government.

(2)
Includes foreign military sales through the U.S. Government. Due to rounding, the total international sales percentage may not equal the sum of the percentages for foreign direct commercial sales and foreign military sales through the U.S. Government.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Cost of sales
Products	$3,418	$3,718	62.4%	63.6%
Services	753	816	13.8%	14.0%
Total cost of sales	$4,171	$4,534	76.2%	77.6%

Total Cost of Sales - Third Quarter of 2014 vs. Third Quarter of 2013—The decrease in total cost of sales of $363 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to lower external cost of sales of $135 million at MS and $98 million at IDS, and a $88 million change in the FAS/CAS Adjustment. The decreases in external cost of sales at MS and IDS were driven principally by the activity on the programs described above in Total Net Sales. The decrease in the FAS/CAS Adjustment was primarily driven by a $65 million decrease in our FAS pension expense and by a $21 million increase in our CAS pension expense, which is included in the results of each segment and generally recovered through pricing of our products and services to the U.S. Government. The changes in both our FAS expense and CAS expense are described in our Segment Results beginning on page 32.

Products and Services Cost of Sales - Third Quarter of 2014 vs. Third Quarter of 2013—The decrease in products cost of sales of $300 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to lower external products cost of sales of $135 million at MS and $63 million at IDS, both principally driven by the activity on the programs described above in Total Net Sales, and $72 million of lower expense related to the FAS/CAS Adjustment described above. Services cost of sales in the third quarter of 2014 was relatively consistent as a percentage of total net sales with the third quarter of 2013.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Cost of sales
Products	$10,335	$11,447	61.9%	64.2%
Services	2,298	2,445	13.8%	13.7%
Total cost of sales	$12,633	$13,892	75.7%	77.9%

Total Cost of Sales - First Nine Months of 2014 vs. First Nine Months of 2013—The decrease in total cost of sales of $1,259 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a $405 million change in the FAS/CAS Adjustment and lower external cost of sales of $333 million at MS and $242 million at IDS. The decrease in the FAS/CAS Adjustment was primarily driven by a $261 million decrease in our FAS pension expense and by a $142 million increase in our CAS pension expense, which is included in the results of each segment and generally recovered through pricing of our products and services to the U.S. Government. The changes in both our FAS expense and CAS expense are described in our Segment Results beginning on page 32. The decreases in external cost of sales at MS and IDS were driven principally by the activity on the programs described above in Total Net Sales.

Products and Services Cost of Sales - First Nine Months of 2014 vs. First Nine Months of 2013—The decrease in products cost of sales of $1,112 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower external products cost of sales of $340 million at MS and $245 million at IDS, and $333 million of lower expense related to the FAS/CAS Adjustment described above. The decreases in external products cost of sales at MS and IDS were principally driven by the programs described above. The decrease in services cost of sales of $147 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower external services cost of sales of $96 million at IIS, principally driven by activity on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Administrative and selling expenses	$419	$437	7.7%	7.5%
Research and development expenses	121	114	2.2%	2.0%
Total general and administrative expenses	$540	$551	9.9%	9.4%

The decrease in administrative and selling expenses of $18 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the decrease in net state taxes allocated to our contracts of $25 million described below.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $(4) million and $21 million in the third quarters of 2014 and 2013, respectively.

Research and development expenses in the third quarter of 2014 were relatively consistent in amount and as a percentage of total net sales with the third quarter of 2013.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Administrative and selling expenses	$1,384	$1,369	8.3%	7.7%
Research and development expenses	356	346	2.1%	1.9%
Total general and administrative expenses	$1,740	$1,715	10.4%	9.6%

The increase in administrative and selling expenses of $15 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to $25 million of stock compensation expense associated with RSUs issued in the first nine months of 2014 as described below in Segment Results beginning on page 32.

Net state income taxes allocated to our contracts were $23 million and $82 million in the first nine months of 2014 and 2013, respectively.

Research and development expenses in the first nine months of 2014 were relatively consistent in amount and as a percentage of total net sales with the first nine months of 2013.

Total Operating Expenses

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Total operating expenses	$4,711	$5,085	$14,373	$15,607
% of Total Net Sales	86.1%	87.0%	86.2%	87.5%

The decrease in total operating expenses of $374 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the decrease in cost of sales of $363 million, the primary drivers of which are described above in Total Cost of Sales.

The decrease in total operating expenses of $1,234 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the decrease in cost of sales of $1,259 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Operating income	$763	$757	2,310	2,229
% of Total Net Sales	13.9%	13.0%	13.8%	12.5%

The increase in operating income of $6 million in the third quarter of 2014 compared to the third quarter of 2013 was due to the decrease in total operating expenses of $374 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the decrease in total net sales of $368 million, the primary drivers of which are described above in Total Net Sales.

The increase in operating income of $81 million in the first nine months of 2014 compared to the first nine months of 2013 was due to the decrease in total operating expenses of $1,234 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the decrease in total net sales of $1,153 million, the primary drivers of which are described above in Total Net Sales.
Total Non-Operating (Income) Expense, Net

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Non-operating (income) expense, net
Interest expense	$53	$53	$158	$159
Interest income	(3)	(3)	(8)	(9)
Other (income) expense, net	1	(5)	(5)	(9)
Total non-operating (income) expense, net	$51	$45	$145	$141

The increase in total non-operating (income) expense, net of $6 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a $6 million change in the fair value of marketable securities held in trust associated with certain of our non-qualified deferred compensation plans, due to net gains of $6 million in the third quarter of 2013 compared to a net loss of less than $1 million in the third quarter of 2014.

Total non-operating (income) expense, net in the first nine months of 2014 was relatively consistent with the first nine months of 2013.

Federal and Foreign Income Taxes

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Federal and foreign income taxes	$193	$221	$552	$608
Effective tax rate	27.1%	31.0%	25.5%	29.1%

Our effective tax rate in the third quarter of 2014 was 27.1% compared to 31.0% in the third quarter of 2013. The decrease of 3.9% was primarily due to the revisions of estimates related to the filing of the 2013 tax return, specifically the domestic manufacturing deduction and U.S. Research & Development (R&D) tax credit, which decreased the rate by 2.5%, the domestic manufacturing deduction which decreased the rate by 1.8%, and the foreign rate differential which decreased the rate by 1.8%, partially offset by the tax settlements and refunds in 2013, which increased the rate by 1.3% and the U.S. R&D tax credit which increased the rate by 0.9%.

Our effective tax rate in the third quarter of 2014 was 7.9% lower than the statutory federal rate primarily due to the domestic manufacturing deduction which decreased the rate by 4.4% and the revisions of estimates related to the filing of the 2013 tax return, specifically the domestic manufacturing deduction and U.S. R&D tax credit, which decreased the rate by 2.5%. The remaining decrease of 1.0% is composed of various items which individually or collectively are not significant. Our effective tax rate in the third quarter of 2013 was 4.0% lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by 2.6%, tax settlements, which decreased the rate by 1.3%, the U.S. R&D tax credit, which decreased the rate by approximately 0.9%, partially offset by the foreign rate differential, which increased the rate by 1.3%. The remaining net decrease of 0.5% is composed of various unrelated items which individually or collectively are not significant.

Our effective tax rate in the first nine months of 2014 was 25.5% compared to 29.1% in the first nine months of 2013. The decrease of 3.6% was primarily due to the tax benefit on a foreign dividend, which decreased the rate by approximately 3.7% and the domestic manufacturing deduction, which decreased the rate by 1.0%, partially offset by an increase of 2.1% due to the expiration of the U.S. R&D tax credit as of December 31, 2013. The remaining decrease of 1.0% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first nine months of 2014 was 9.5% lower than the statutory federal rate primarily due to the tax benefit on a foreign dividend, which decreased the rate by approximately 3.7%, the domestic manufacturing deduction which decreased the rate by 3.5%, tax settlements which decreased the rate by 0.7%, and revisions of estimates related to the filing of the 2013 tax return, specifically the domestic manufacturing deduction and U.S. R&D tax credit, which decreased the rate by 0.8%. The remaining decrease of 0.8% is composed of various items which individually or collectively are not significant. Our effective tax rate in the first nine months of 2013 was 5.9% lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2.5%, the reinstatement of the U.S. R&D tax credit, which decreased the rate by 2.1% and tax settlements which decreased the rate by 0.9%. The remaining net decrease of approximately 0.4% is made up of various unrelated items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Income from continuing operations	$519	$491	$1,613	$1,480

The increase in income from continuing operations of $28 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a decrease in federal and foreign income taxes of $28 million, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes.

The increase in income from continuing operations of $133 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the $81 million increase in operating income, the primary drivers of which are described above in Operating Income, and the $56 million decrease in federal and foreign income taxes, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes.

Income (loss) from Discontinued Operations

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Income (loss) from discontinued operations	$—	$2	$59	$—

Income (loss) from discontinued operations in the third quarter of 2014 was relatively consistent with third quarter of 2013.

The increase in income (loss) from discontinued operations of $59 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a gain of $52 million related to the resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under CAS 413 for previously divested operations as described below in Segment Results beginning on page 32.

Net Income

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Net income	$519	$493	$1,672	$1,480

The increase in net income of $26 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the $28 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

The increase in net income of $192 million in the first nine months of 2014 compared to the first nine months of 2013 was due to the $133 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations, and the $59 million increase in income (loss) from discontinued operations, the primary drivers of which are described above in Income (loss) from Discontinued Operations.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Income from continuing operations attributable to Raytheon Company	$515	$487	$1,603	$1,465
Diluted weighted-average shares outstanding	311.4	323.3	313.6	325.7
Diluted EPS from continuing operations attributable to Raytheon Company	$1.65	$1.51	$5.11	$4.50

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.14 in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below, and the increase in income from continuing operations described above.

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.61 in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the increase in income from continuing operations described above and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Beginning balance	310.6	322.4	314.5	328.1
Stock plans activity	(0.2)	—	1.4	2.6
Share repurchases	(2.1)	(3.0)	(7.6)	(11.3)
Ending balance	308.3	319.4	308.3	319.4

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders was a loss of less than $0.01 and earnings of less than $0.01 for the third quarters of 2014 and 2013, respectively, and earnings of $0.19 and a loss of less than $0.01 in the first nine months of 2014 and 2013, respectively. The increase in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a $52 million gain recorded in the second quarter of 2014 related to the resolution of a dispute and related litigation with the U.S. Government.

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Net income attributable to Raytheon Company	$515	$489	$1,662	$1,465
Diluted weighted-average shares outstanding	311.4	323.3	313.6	325.7
Diluted EPS attributable to Raytheon Company	$1.65	$1.51	$5.30	$4.50

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.14 in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the $0.14 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.80 in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the $0.61 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders and the $0.19 increase in diluted EPS from discontinued operations attributable to Raytheon Company common stockholders described above.

Adjusted EPS
Adjusted EPS was as follows:

	Three Months Ended		Nine Months Ended
	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.65	$1.51	$5.11	$4.50
Per share impact of FAS/CAS Adjustment	(0.09)	0.09	(0.45)	0.38
Per share impact of the tax benefit of foreign dividend	—	—	(0.26)	—
Per share impact of 2012 R&D tax credit	—	—	—	(0.08)
Adjusted EPS	$1.57	$1.60	$4.41	$4.80

Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the EPS impact of the FAS/CAS Adjustment, tax effected at the federal statutory rate of 35%, and from time to time, certain other items. In addition to the FAS/CAS Adjustment, the first nine months of 2014 Adjusted EPS also excludes the EPS impact of the tax benefit related to a foreign dividend. In January 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million and generated a net tax benefit of approximately $80 million. In addition to the FAS/CAS Adjustment, the first nine months of 2013 Adjusted EPS also excludes the EPS impact of the R&D tax credit that relates to 2012. In January 2013, Congress approved legislation that included the extension of the R&D tax credit. The legislation retroactively reinstated the R&D tax credit for 2012 and extended it through December 31, 2013. As a result, we recorded the 2012 benefit in the first quarter of 2013. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and other postretirement benefit costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding.

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

	Three Months Ended		Nine Months Ended
Bookings (in millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Integrated Defense Systems	$1,764	$1,234	$3,601	$2,962
Intelligence, Information and Services	1,230	1,471	4,293	3,697
Missile Systems	1,430	1,517	4,995	4,067
Space and Airborne Systems	1,454	1,463	4,054	3,889
Total	$5,878	$5,685	$16,943	$14,615

Included in bookings were international bookings of $1,440 million and $843 million in the third quarters of 2014 and 2013, respectively, and $4,781 million and $3,400 million in the first nine months of 2014 and 2013, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 24% and 15% of total bookings in the third quarters of 2014 and 2013, respectively, and 28% and 23% in the first nine months of 2014 and 2013, respectively.

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

	Funded Backlog		Total Backlog
Backlog (in millions)	Sep 28, 2014	Dec 31, 2013	Sep 28, 2014	Dec 31, 2013
Integrated Defense Systems	$8,411	$9,397	$9,877	$10,916
Intelligence, Information and Services	2,964	2,592	6,210	5,856
Missile Systems	7,234	6,859	9,611	9,162
Space and Airborne Systems	4,279	4,166	7,549	7,751
Total	$22,888	$23,014	$33,247	$33,685

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

Total net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Integrated Defense Systems	$1,428	$1,603	$4,458	$4,920
Intelligence, Information and Services	1,478	1,496	4,446	4,587
Missile Systems	1,477	1,635	4,590	4,961
Space and Airborne Systems	1,509	1,556	4,412	4,758
Corporate and Eliminations	(418)	(448)	(1,223)	(1,390)
Total	$5,474	$5,842	$16,683	$17,836

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

	Three Months Ended		Nine Months Ended
EAC Adjustments (in millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Gross favorable	$277	$237	$797	$787
Gross unfavorable	(122)	(94)	(432)	(349)
Total net EAC adjustments	$155	$143	$365	$438

There were no individual significant EAC adjustments in the third quarters of 2014 and 2013. Included in net EAC adjustments in the first nine months of 2014 was an unfavorable $38 million adjustment from a decrease in estimated incentive fees on the Australian Air Warfare Destroyer program at IDS due to an increase in expected costs by the shipbuilder to complete their portion of the program. There were no significant EAC adjustments in the first nine months of 2013.

Net EAC adjustments in the third quarter of 2014 were relatively consistent with the third quarter of 2013. The decrease in net EAC adjustments in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the decrease in net EAC adjustments at IDS, partially offset by an increase in net EAC adjustments at MS. Refer to the individual segment results for further information.

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

Operating income by segment was as follows:

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Integrated Defense Systems	$230	$286	$675	$874
Intelligence, Information and Services	125	134	377	389
Missile Systems	190	202	588	629
Space and Airborne Systems	237	224	629	667
FAS/CAS Adjustment	42	(46)	216	(189)
Corporate and Eliminations	(61)	(43)	(175)	(141)
Total	$763	$757	$2,310	$2,229

Integrated Defense Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	% Change	Sep 28, 2014	Sep 29, 2013	% Change
Total Net Sales	$1,428	$1,603	(10.9)%	$4,458	$4,920	(9.4)%
Total Operating Expenses
Cost of sales—labor	498	547	(9.0)%	1,589	1,722	(7.7)%
Cost of sales—materials and subcontractors	507	525	(3.4)%	1,547	1,619	(4.4)%
Other cost of sales and other operating expenses	193	245	(21.2)%	647	705	(8.2)%
Total Operating Expenses	1,198	1,317	(9.0)%	3,783	4,046	(6.5)%
Operating Income	$230	$286	(19.6)%	$675	$874	(22.8)%
Operating Margin	16.1%	17.8%		15.1%	17.8%

Change in Operating Income (in millions)	Three Months Ended Sep 28, 2014 Versus Three Months Ended Sep 29, 2013			Nine Months Ended Sep 28, 2014 Versus Nine Months Ended Sep 29, 2013
Volume		$(22)			$(48)
Net change in EAC adjustments		(3)			(126)
Mix and other performance		(31)			(25)
Total Change in Operating Income		$(56)			$(199)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	% Change	Sep 28, 2014	Sep 29, 2013	% Change
Bookings	$1,764	$1,234	42.9%	$3,601	$2,962	21.6%

Total Net Sales—The decrease in total net sales of $175 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to lower net sales of $123 million from the scheduled completion of certain production phases on various Patriot programs for international customers and $40 million on a missile defense radar program for an international customer also due to planned decreases in production. The decrease was partially offset by $60 million of higher net sales from an international air and missile defense system program awarded in the fourth quarter of 2013 and $46 million of higher net sales from an international Patriot program awarded in the first quarter of 2014. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

The decrease in total net sales of $462 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower net sales of $377 million from the scheduled completion of certain production phases on various Patriot programs for international customers, $124 million on a close combat tactical radar program due to planned decreases in production, and $110 million on a missile defense radar program for an international customer also due to planned decreases in production. The decrease was partially offset by $177 million of higher net sales from an international air defense system program awarded in the fourth quarter of 2013 and $108 million of higher net sales from an international Patriot program awarded in the first quarter of 2014.

Total Operating Expenses—The decrease in total operating expenses of $119 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a decrease in other cost of sales and other operating expenses of $52 million and a decrease in labor costs of $49 million. The decrease in other cost of sales and other operating expenses was primarily due to reduced general and administrative costs and a change in previously deferred precontract costs based on a contract award in the prior period. The decrease in labor costs was primarily due to the activity on the international Patriot programs described above in Total Net Sales.

The decrease in total operating expenses of $263 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a decrease in labor costs of $133 million, principally driven by the activity on the programs described above in Total Net Sales and a joint battlefield sensor program nearing completion, partially offset by increased labor costs on a naval radar program awarded in the fourth quarter of 2013. Included in the decrease in total operating expenses was a decrease in other cost of sales and other operating expenses of $58 million, primarily due to lower activity on the international

Patriot programs described above in Total Net Sales as well as lower activity on a close combat tactical radar program due to planned decreases in production.

Operating Income and Margin—The decrease in operating income of $56 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a change in mix and other performance of $31 million and lower volume of $22 million. The change in mix and other performance was principally driven by lower net sales on various international air and missile defense programs, primarily the Patriot programs for international customers described above in Total Net Sales. The decrease in volume was primarily driven by the Patriot programs for international customers described above in Total Net Sales. The decrease in operating margin in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the change in mix and other performance.

The decrease in operating income of $199 million in the first nine months of 2014 compared to the first nine months of 2013 was due to a net change in EAC adjustments of $126 million, decreased volume of $48 million and a change in mix and other performance of $25 million. Included in the net change in EAC adjustments was a $47 million change in net adjustments on an integrated air and missile defense program driven by an increase in estimated costs due to higher expected effort than previously planned, a $35 million change in net adjustments on the Air Warfare Destroyer program primarily driven by a $38 million decrease in estimated incentive fees in the second quarter of 2014 due to an increase in expected costs by the shipbuilder to complete their portion of the program, and $31 million of lower net adjustments on an integrated air and missile defense program as a result of a contract modification and improved performance in the prior period due to labor and material efficiencies. The decrease in volume was driven principally by the programs described above in Total Net Sales. The change in mix and other performance was principally driven by lower net sales on various international air and missile defense programs, primarily the Patriot programs for international customers described above in Total Net Sales. The decrease in operating margin in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the net change in EAC adjustments and the change in mix and other performance.

Backlog and Bookings—Backlog was $9,877 million at September 28, 2014 compared to $10,916 million at December 31, 2013. The decrease in backlog of $1,039 million or 10% at September 28, 2014 compared to December 31, 2013 was primarily due to sales in excess of bookings in the first nine months of 2014, principally across our Global Integrated Sensors and Seapower Capability Systems product lines. Bookings increased by $530 million in the third quarter of 2014 compared to the third quarter of 2013. In the third quarter of 2014, IDS booked $301 million on the Standard Terminal Automation Replacement System (STARS) program for the Federal Aviation Administration (FAA). IDS also booked $212 million to provide radar digital processors for the Patriot system to the U.S Army and international customers, $160 million to provide Patriot Guidance Enhanced Missile-Tactical (GEM-T) missiles for South Korea, $130 million on the All Electronic Tolling System (AETS) for the Massachusetts Department of Transportation (MassDOT), $109 million to provide Patriot engineering services support for U.S. and international customers, $105 million on the Wide Area Augmentation System Dual Frequency Operations (WAAS DFO) program for the FAA, and $91 million to provide Patriot technical and logistics support for Taiwan. In the third quarter of 2013, IDS booked $353 million on the Aegis weapon system for the U.S. Navy and $84 million on an international radar contract.

Bookings increased by $639 million in the first nine months of 2014 compared to the first nine months of 2013. In addition to the bookings noted above, in the first nine months of 2014, IDS booked $587 million to provide advanced Patriot air and missile defense capability for Kuwait. IDS also booked $134 million to provide Patriot engineering services support for U.S. and international customers. In addition to the bookings noted above, in the first nine months of 2013, IDS booked $208 million to provide advanced Patriot air and missile defense capability for an international customer, $160 million to provide Patriot engineering services support for U.S. and international customers, $126 million for the Wide Area Augmentation System - Geostationary Earth Orbit program for the FAA, $93 million for in-service support for the Collins class submarine for the Royal Australian Navy, and $85 million on the STARS program for the FAA.

Intelligence, Information and Services
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	% Change	Sep 28, 2014	Sep 29, 2013	% Change
Total Net Sales	$1,478	$1,496	(1.2)%	$4,446	$4,587	(3.1)%
Total Operating Expenses
Cost of sales—labor	544	572	(4.9)%	1,674	1,778	(5.8)%
Cost of sales—materials and subcontractors	641	629	1.9%	1,862	1,890	(1.5)%
Other cost of sales and other operating expenses	168	161	4.3%	533	530	0.6%
Total Operating Expenses	1,353	1,362	(0.7)%	4,069	4,198	(3.1)%
Operating Income	$125	$134	(6.7)%	$377	$389	(3.1)%
Operating Margin	8.5%	9.0%		8.5%	8.5%

Change in Operating Income (in millions)	Three Months Ended Sep 28, 2014 Versus Three Months Ended Sep 29, 2013			Nine Months Ended Sep 28, 2014 Versus Nine Months Ended Sep 29, 2013
Volume		$—			$(12)
Net change in EAC adjustments		(14)			(2)
Mix and other performance		5			2
Total Change in Operating Income		$(9)			$(12)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	% Change	Sep 28, 2014	Sep 29, 2013	% Change
Bookings	$1,230	$1,471	(16.4)%	$4,293	$3,697	16.1%

Total Net Sales—Total net sales in the third quarter of 2014 were relatively consistent with the third quarter of 2013.

The decrease in total net sales of $141 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower net sales of $134 million on training programs supporting the U.S. Army's Warfighter FOCUS activities resulting from a decrease in customer-determined activity levels. The decrease in total net sales was partially offset by higher net sales of $138 million on classified programs. The remaining change in total net sales was spread across numerous programs primarily driven by the domestic budget environment.

Total Operating Expenses—Total operating expenses in the third quarter of 2014 were relatively consistent with the third quarter of 2013.

The decrease in total operating expenses of $129 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a decrease in labor costs of $104 million, which was spread across numerous programs primarily driven by the domestic budget environment.

Operating Income and Margin—The decrease in operating income of $9 million and the related decrease in operating margin in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a net change in EAC adjustments of $14 million, driven principally by increased estimated costs to complete a ground control system program and favorable adjustments in the prior period due to lower expected costs on certain cybersecurity and special missions programs nearing completion. Operating income in the third quarter of 2014 was reduced by approximately $4 million for certain cybersecurity-related acquisition costs and investments compared to $6 million in the third quarter of 2013. Mix and other performance in the third quarter of 2014 included less than $1 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to less than $1 million in the third quarter of 2013. Mix and other performance in the third quarter of 2014 included less than $1 million of insurance recovery for legal expenses, compared to $3 million in the third quarter of 2013.

The decrease in operating income of $12 million in first nine months of 2014 compared to the first nine months of 2013 was primarily due to decreased volume of $12 million, driven principally by the activity on the programs described above in Total Net Sales, with the remaining change spread across numerous programs, primarily driven by the domestic budget environment. Operating income in the first nine months of 2014 was reduced by approximately $16 million for certain cybersecurity-related acquisition costs and investments compared to $14 million in the first nine months of 2013. Mix and other performance in the first nine months of 2014 included less than $1 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $8 million in the first nine months of 2013. Mix and other performance in the first nine months of 2014 included less than $1 million of insurance recovery for legal expenses, compared to $12 million in the first nine months of 2013.

Backlog and Bookings—Backlog was $6,210 million at September 28, 2014 compared to $5,856 million at December 31, 2013. The increase in backlog of $354 million or 6% at September 28, 2014 compared to December 31, 2013 was primarily due to bookings in excess of sales in the first nine months of 2014, driven principally by the Warfighter FOCUS program and a U.S. Air Force program. Bookings decreased by $241 million in the third quarter of 2014 compared to the third quarter of 2013. In the third quarter of 2014, IIS booked $174 million on a contract to provide ISR support to the U.S. Air Force. IIS also booked $173 million on domestic training programs and $17 million on foreign training programs in support of Warfighter FOCUS activities and $571 million on a number of classified contracts. In the third quarter of 2013, IIS booked $253 million to design, develop and deliver technical training for a commercial customer, $162 million on a contract to provide ISR support to the U.S. Air Force, $145 million on domestic training programs and $85 million on foreign training programs in support of Warfighter FOCUS activities, and $87 million for a ground control system program for the U.S. Air Force. IIS also booked $417 million on a number of classified contracts.

Bookings increased by $596 million in the first nine months of 2014 compared to the first nine months of 2013. In addition to the bookings noted above, in the first nine months of 2014, IIS booked $521 million for a U.S. Air Force program, $160 million on a program to provide operations and maintenance services on an international radar system, and $111 million on the Joint Polar Satellite System (JPSS) program for NASA. IIS also booked $574 million on domestic training programs and $205 million on foreign training programs in support of Warfighter FOCUS activities, and $914 million on a number of classified contracts, including a $195 million award for international cyber. In addition to the bookings noted above, in the first nine months of 2013, IIS booked $528 million on a number of classified contracts, and $646 million on domestic training programs and $252 million on foreign training programs in support of Warfighter FOCUS activities.

Missile Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	% Change	Sep 28, 2014	Sep 29, 2013	% Change
Total Net Sales	$1,477	$1,635	(9.7)%	$4,590	$4,961	(7.5)%
Total Operating Expenses
Cost of sales—labor	465	510	(8.8)%	1,448	1,559	(7.1)%
Cost of sales—materials and subcontractors	621	683	(9.1)%	1,923	2,062	(6.7)%
Other cost of sales and other operating expenses	201	240	(16.3)%	631	711	(11.3)%
Total Operating Expenses	1,287	1,433	(10.2)%	4,002	4,332	(7.6)%
Operating Income	$190	$202	(5.9)%	$588	$629	(6.5)%
Operating Margin	12.9%	12.4%		12.8%	12.7%

Change in Operating Income (in millions)	Three Months Ended Sep 28, 2014 Versus Three Months Ended Sep 29, 2013			Nine Months Ended Sep 28, 2014 Versus Nine Months Ended Sep 29, 2013
Volume		$(19)			$(41)
Net change in EAC adjustments		3			40
Mix and other performance		4			(40)
Total Change in Operating Income		$(12)			$(41)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	% Change	Sep 28, 2014	Sep 29, 2013	% Change
Bookings	$1,430	$1,517	(5.7)%	$4,995	$4,067	22.8%

Total Net Sales—The decrease in total net sales of $158 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to $86 million of lower net sales on land warfare systems programs driven principally by planned declines in production due to the U.S. Army budget environment and $58 million of lower net sales on the Standard Missile-3 (SM-3®) program primarily due to the planned transition from development to production.

The decrease in total net sales of $371 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to $269 million of lower net sales on land warfare systems programs driven principally by planned declines in production due to the U.S. Army budget environment.

Total Operating Expenses—The decrease in total operating expenses of $146 million in the third quarter of 2014 compared to the third quarter of 2013 was due to a decrease in materials and subcontractors costs of $62 million, a decrease in labor costs of $45 million, and a decrease in other cost of sales and other operating expenses of $39 million. The decreases in labor costs and materials and subcontractors costs were principally driven by the programs described above in Total Net Sales. The decrease in other cost of sales and other operating expenses was primarily due to the timing of costs applied to contracts through rates and lower other direct costs on the land warfare systems programs described above in Total Net Sales.

The decrease in total operating expenses of $330 million in the first nine months of 2014 compared to the first nine months of 2013 was due to a decrease in materials and subcontractors costs of $139 million, a decrease in labor costs of $111 million, and a decrease in other cost of sales and other operating expenses of $80 million. The decrease in materials and subcontractors costs was principally driven by the land warfare systems programs as described above in Total Net Sales and the Rolling Airframe Missile (RAM™) program due to planned declines in production. The decrease in labor costs were principally driven by the land warfare systems programs as described above in Total Net Sales. The decrease in other cost of sales and other operating expenses was principally driven by a change in the amount of previously deferred precontract costs based on contract awards or funding and lower other direct costs on the land warfare systems programs described above in Total Net Sales.

Operating Income and Margin—The decrease in operating income of $12 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to decreased volume of $19 million, principally driven by the programs described above in Total Net Sales. Operating margin in the third quarter of 2014 was relatively consistent with the third quarter of 2013.

The decrease in operating income of $41 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to decreased volume of $41 million and a change in mix and other performance of $40 million, partially offset by a net change in EAC adjustments of $40 million. The decrease in volume was principally driven by the land warfare systems programs described above in Total Net Sales. The change in mix and other performance was principally driven by lower net sales on the land warfare systems programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The net change in EAC adjustments was principally driven by a reduction in estimated labor and materials costs to fulfill requirements on a land warfare systems program and a reduction in estimated costs due to program performance on an air and missile defense systems program, partially offset by favorable adjustments in the prior period due to lower anticipated costs on certain air warfare systems programs. Operating margin in the first nine months of 2014 was relatively consistent with the first nine months of 2013.

Backlog and Bookings—Backlog was $9,611 million at September 28, 2014 compared to $9,162 million at December 31, 2013. The increase in backlog of $449 million or 5% at September 28, 2014 compared to December 31, 2013 was primarily due to bookings in excess of sales in the first nine months of 2014, principally within our Land Warfare Systems product line. Bookings decreased by $87 million in the third quarter of 2014 compared to the third quarter of 2013. In the third quarter of 2014, MS booked $263 million for Tomahawk for the U.S. Navy and an international customer. MS also booked $244 million for the Phalanx Weapon Systems for the U.S. Navy and international customers, $149 million for the Iron Dome Tamir Co-Production program for an international customer, $117 million for Laser Guided Rockets for an international customer, and $75 million for the AIM-9X Sidewinder short range air-to-missiles for the U.S. Navy. In the third quarter of 2013, MS booked $312 million for SM-3® for the Missile Defense Agency (MDA), $232 million for AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy, U.S. Air Force and international customers, $222 million for Standard Missile-6 (SM-6) for the U.S. Navy, and $177 million for the production of Phalanx Weapon Systems for the U.S. Navy and international customers.

Bookings increased by $928 million in the first nine months of 2014 compared to the first nine months of 2013. In addition to the bookings noted above, in the first nine months of 2014, MS booked $764 million for Tube-launched, Optically-tracked, Wireless-guided (TOW) missiles for the U.S. Army, U.S. Marines and international customers, $554 million for SM-3® for the MDA, $289 million for SM-6 for the U.S. Navy, $259 million for AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy, U.S. Air Force and international customers, $179 million for Advanced Medium-Range Air-to-Air Missiles (AMRAAM) for the U.S. Air Force, U.S. Navy and international customers, $164 million for Paveway™ for international customers, $130 million for Phalanx weapon systems for the U.S. Navy and U.S. Army, $86 million for Maverick missiles for international customers, $81 million for Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force, and $79 million for Rolling Airframe Missile (RAM™) programs for the U.S. Navy and international customers. MS also booked $140 million on a classified program. In addition to the bookings noted above, in the first nine months of 2013, MS booked $543 million for AMRAAM for the U.S. Air Force, the U.S. Navy and international customers, $297 million for SM-3® for the MDA, $244 million for the Exoatmospheric Kill Vehicle (EKV) for the MDA, $204 million for Paveway™ for international customers, $156 million for the production of RAM for the German Navy, $99 million for the Joint Stand-off Weapon (JSOW) for the U.S. Navy and international customers, and $87 million on MALD® for the U.S. Air Force.

Space and Airborne Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	% Change	Sep 28, 2014	Sep 29, 2013	% Change
Total Net Sales	$1,509	$1,556	(3.0)%	$4,412	$4,758	(7.3)%
Total Operating Expenses
Cost of sales—labor	534	647	(17.5)%	1,654	1,983	(16.6)%
Cost of sales—materials and subcontractors	510	467	9.2%	1,458	1,449	0.6%
Other cost of sales and other operating expenses	228	218	4.6%	671	659	1.8%
Total Operating Expenses	1,272	1,332	(4.5)%	3,783	4,091	(7.5)%
Operating Income	$237	$224	5.8%	$629	$667	(5.7)%
Operating Margin	15.7%	14.4%		14.3%	14.0%

Change in Operating Income (in millions)	Three Months Ended Sep 28, 2014 Versus Three Months Ended Sep 29, 2013			Nine Months Ended Sep 28, 2014 Versus Nine Months Ended Sep 29, 2013
Volume		$(8)			$(45)
Net change in EAC adjustments		26			15
Mix and other performance		(5)			(8)
Total Change in Operating Income		$13			$(38)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 28, 2014	Sep 29, 2013	% Change	Sep 28, 2014	Sep 29, 2013	% Change
Bookings	$1,454	$1,463	(0.6)%	$4,054	$3,889	4.2%

Total Net Sales—The decrease in total net sales of $47 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to lower intersegment sales of $34 million principally driven by lower volume on contracts supporting U.S. Army ground sensor systems, and lower net sales of $18 million on classified programs. The decrease in total net sales was partially offset by higher net sales of $38 million on an electronic warfare systems program awarded in the fourth quarter of 2013. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

The decrease in total net sales of $346 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower intersegment sales of $154 million principally driven by lower volume on contracts supporting U.S. Army ground sensor systems, lower net sales of $121 million on classified programs, lower net sales of $85 million on integrated communications systems programs principally driven by lower U.S. Army and U.S. Air Force customer requirements on tactical communications systems, and lower net sales of $69 million on certain intelligence, surveillance and reconnaissance systems programs principally driven by reduced program requirements. The decrease in total net sales was partially offset by higher net sales of $89 million on an electronic warfare systems program awarded in the fourth quarter of 2013.

Total Operating Expenses—The decrease in total operating expenses of $60 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to decreases in labor costs of $113 million, partially offset by an increase in materials and subcontractors costs of $43 million. The decrease in labor costs was primarily driven by lower sales on labor intensive programs, including certain integrated communications systems programs and the intersegment and classified programs described above in Total Net Sales. The increase in materials and subcontractors costs was primarily driven by additional material requirements on certain integrated communications systems programs transitioning from development to production, and by material requirements on an electronic warfare systems program awarded in the fourth quarter of 2013.

The decrease in total operating expenses of $308 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a decrease in labor costs of $329 million, principally driven by the activity on the programs described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $13 million in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to a net change in EAC adjustments of $26 million, partially offset by decreased volume of $8 million. The net change in EAC adjustments was driven principally by activity on tactical airborne systems programs primarily due to labor and material efficiencies experienced in production. The decrease in volume was spread across numerous programs with no individual or common significant driver. Included in mix and other performance in the third quarters of 2014 and 2013 was $10 million and $11 million, respectively, of acquisition-related costs. The increase in operating margin in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the net change in EAC adjustments.

The decrease in operating income of $38 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a decrease in volume of $45 million, principally driven by the programs described above in Total Net Sales. Included in mix and other performance in the first nine months of 2014 and 2013 was $30 million and $34 million, respectively, of acquisition-related costs. Operating margin in the first nine months of 2014 was relatively consistent with the first nine months of 2013.

Backlog and Bookings—Backlog of $7,549 million at September 28, 2014 was relatively consistent with backlog of $7,751 million at December 31, 2013. Bookings decreased by $9 million in the third quarter of 2014 compared to the third quarter of 2013. In the third quarter of 2014, SAS booked $138 million to provide radar subsystems for the U.S. Navy. SAS also booked $92 million on an optical sensor satellite program for a commercial customer and $81 million to provide radar components for an international customer. In addition, SAS booked $523 million on a number of classified contracts, including $140 million and $118 million, respectively, on two major programs. In the third quarter of 2013, SAS booked $271 million to develop the Next Generation Jammer (NGJ) for the U.S. Navy. SAS also booked $170 million on the Joint Polar Satellite System (JPSS) program for NASA and $164 million on a number of classified contracts.

Bookings increased by $165 million in the first nine months of 2014 compared to the first nine months of 2013. In addition to the bookings noted above, in the first nine months of 2014, SAS booked $129 million to provide radar subsystems for the U.S. Navy, $116 million to provide radar components for an international customer, and $81 million for software enhancements for the Active Electronically Scanned Array (AESA) radars for the U.S. Air Force. SAS also booked $647 million on a number of classified contracts. In addition to the bookings noted above, in the first nine months of 2013, SAS booked $90 million for the production of AESA radars for the U.S. Air Force and $699 million on a number of classified contracts.

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

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
FAS/CAS Pension Adjustment	$39	$(47)	$211	$(192)
FAS/CAS PRB Adjustment	3	1	5	3
FAS/CAS Adjustment	$42	$(46)	$216	$(189)
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
FAS expense	$(229)	$(294)	$(670)	$(931)
CAS expense	268	247	881	739
FAS/CAS Pension Adjustment	$39	$(47)	$211	$(192)

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
In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision adjusts the 24-month average high quality corporate bond rates used to determine the PPA funded status so that they are within a floor and cap, or “corridor”, based on the 25-year average of corporate bond rates. The STE Act gradually phases out this interest rate provision beginning in 2013. In August 2014, the pension provisions of the STE Act were extended as part of the Highway and Transportation Funding Act of 2014 (HATFA). As a result, the interest rates used to determine PPA funded status will continue to be adjusted within a “corridor” and do not begin to phase out until 2018. Prior to the extension of such pension funding relief under the HATFA, we expected to make required contributions to our pension and other postretirement benefit plans of approximately $900 million in 2014. The HATFA reduced our required 2014 pension and other postretirement benefit plan contributions to approximately $700 million As a result of lower expected contributions under HATFA in both 2014 and 2015, our 2014 expected tax payments increased by approximately $300 million. The HATFA also impacts our CAS expense in 2014, since CAS Harmonization incorporates the PPA interest rate into CAS calculations. Our 2014 CAS expense decreased by $69 million resulting in a reduction in our 2014 FAS/CAS income by the same amount since the HATFA does not change the calculation of our 2014 FAS expense. However, reductions in our pension contributions under the HATFA would increase our FAS expense in future years by the amount of expected return that would have applied to the contributions. Holding all other assumptions unchanged since December 31, 2013, the HATFA would reduce the amount of the expected increase in our FAS/CAS income in 2015 and the next few following years.

The key drivers of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) are the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differs from our assumptions under each set of requirements and the calculation of funded status under CAS Harmonization. In accordance with both FAS and CAS, a “calculated market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Generally, gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 10 years. As described above, beginning in 2013, CAS Harmonization reduced this amortization period from 15 to 10 years, as well as changed the liability measurement method. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

The change in our FAS/CAS Pension Adjustment of $86 million in the third quarter of 2014 compared to the third quarter of 2013 was driven by a $65 million decrease in our FAS expense and by a $21 million increase in our CAS expense. The change in our FAS/CAS Pension Adjustment of $403 million in the first nine months of 2014 compared to the first nine months of 2013 was driven by a $261 million decrease in our FAS expense and by a $142 million increase in our CAS expense. The decrease in our FAS expense in the third quarter of 2014 and in the first nine months of 2014 was primarily due to the higher discount rate at December 31, 2013 compared to the discount rate as of December 31, 2012, and the favorable 2013 asset performance. The increase in our CAS expense in the third quarter of 2014 and in the first nine months of 2014 was primarily due to the first year of the CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with PPA, to measure liabilities in determining the CAS pension expense. This was offset by a decrease in CAS as a result of the passage of the HAFTA Act described above. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expenses has been included in our contracts through our overhead forward pricing rates.

Our FAS/CAS PRB Adjustment was $3 million of income and $1 million of income in the third quarters of 2014 and 2013, respectively, and $5 million of income and $3 million of income in the first nine months of 2014 and 2013, respectively.

Corporate and Eliminations
Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

The components of total net sales and operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Intersegment sales eliminations	$418	$448	$1,223	$1,390
Corporate	—	—	—	—
Total	$418	$448	$1,223	$1,390

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Sep 28, 2014	Sep 29, 2013	Sep 28, 2014	Sep 29, 2013
Intersegment profit eliminations	$(42)	$(39)	$(119)	$(125)
Corporate	(19)	(4)	(56)	(16)
Total	$(61)	$(43)	$(175)	$(141)

The decrease in operating income related to Corporate of $15 million in the third quarter of 2014 compared to third quarter of 2013 was primarily due to $8 million of stock compensation expense associated with restricted stock units (RSUs) awarded in the third quarter of 2014. The decrease in operating income related to Corporate of $40 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to $25 million of stock compensation expense associated with restricted stock units (RSUs) awarded in the first nine months of 2014. We awarded 0.1 million and 0.3 million RSUs in the third quarter of 2014 and first nine months of 2014, respectively, to retiree-eligible employees. These awards vest over a specified period of time as determined by the Management Development and Compensation Committee of our Board of Directors (MDCC) and are compensatory in nature. The RSUs continue to vest, but do not accelerate, on the scheduled vesting dates into retirement subject to the employee's compliance with certain post-employment covenants. Due to the continued vesting provisions of the RSUs into retirement, the Company recognized all of the stock compensation expense associated with the RSUs in the first nine months of 2014 rather than over the vesting period of the awards.

Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

In the second quarter of 2014, we received notice of the resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under U.S. Government Cost Accounting Standard 413 (CAS 413) for operations we divested over ten years ago. Under CAS 413, a pension plan termination adjustment is required when a contractor divests a business, yet retains ownership of the pension plan assets and liabilities of that business. These adjustments can result in payments to the U.S. Government for pension plans that are in surplus position or payments to contractors for plans that are in a deficit position. As a result, in the first nine months of 2014 we recorded a $52 million gain, net of federal tax expense, in discontinued operations, attributable to the affected plans that were in a deficit position at the time of divestiture.

We retained certain assets and liabilities of our previously-disposed businesses. At September 28, 2014 we had $81 million of assets primarily related to a receivable for the pension matter discussed above, which was collected in the fourth quarter of 2014. At December 31, 2013 we had $56 million of assets primarily related to a receivable for an excise tax settlement associated with Flight Options and our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At September 28, 2014 and December 31, 2013, we had $16 million of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at September 28, 2014 and December 31, 2013:

(In millions)	Sep 28, 2014	Dec 31, 2013
Cash and cash equivalents	$2,634	$3,296
Short-term investments	1,480	1,001
Working capital	4,330	4,006
Amount available under credit facilities	1,398	1,398

Operating Activities

	Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013
Net cash provided by (used in) operating activities from continuing operations	$1,235	$1,276
Net cash provided by (used in) operating activities	1,270	1,277

Net cash provided by (used in) operating activities from continuing operations in the first nine months of 2014 was relatively consistent with the first nine months of 2013, and included the impact of the tax payments and pension contributions described below, as well as the timing of collections and the change in inventory as presented in the Consolidated Statements of Cash Flows.

Pension Plan Contributions—We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under the PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the PPA calculated funded status at the beginning of the year. The PPA funded status is based on actual asset performance, averaged over three years and PPA discount rates, which are based on a 24-month average of high quality corporate bond rates, as published by the IRS. In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision adjusts the 24-month average high quality corporate bond rates used to determine the PPA funded status so that they are within a floor and cap, or “corridor”, based on the 25-year average of corporate bond rates. The STE Act gradually phases out this interest rate provision beginning in 2013. In August 2014, the pension provisions of the STE Act were extended as part of the Highway and Transportation Funding Act of 2014 (HATFA). As a result, the interest rates used to determine PPA funded status will continue to be adjusted within a “corridor” and do not begin to phase out until 2018. Prior to the extension of such pension funding relief under the HATFA, we expected to make required contributions to our pension and other postretirement benefit plans of approximately $900 million in 2014. The HATFA reduced our required 2014 pension and other postretirement benefit plan contributions to approximately $700 million As a result of lower expected contributions under HATFA in both 2014 and 2015, our 2014 expected tax payments increased by approximately $300 million.

We made the following contributions to our pension and other postretirement benefit plans during the first nine months of 2014 and 2013:

	Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013
Required pension contributions	$616	$747
Other postretirement benefit contributions	14	16

Tax Payments and Refunds—We made the following net tax payments during the first nine months of 2014 and 2013:

	Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013
Federal	$640	$433
Foreign	10	13
State	32	34

We expect full-year net federal, foreign and state tax payments to be approximately $1,038 million in 2014.

Interest Payments—We made interest payments on our outstanding debt of $138 million and $139 million in the first nine months of 2014 and 2013.

Investing Activities

	Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013
Net cash provided by (used in) investing activities	$(689)	$(308)

The change in net cash used in investing activities of $381 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the short-term investments activity as described below.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013
Additions to property, plant and equipment	$173	$165
Additions to capitalized internal use software	40	34

We expect our property, plant and equipment and internal use software expenditures to be approximately $350 million and $60 million, respectively, in 2014, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013
Purchases of short-term investments	$(2,190)	$(939)
Sales of short-term investments	882	325
Maturities of short-term investments	832	518

Acquisitions and Divestitures - In pursuing our business strategies, we acquire and invest in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate.

In the third quarter of 2014, we entered into a definitive agreement to acquire a company in our core defense market for approximately $400 million in cash, net of cash received, and exclusive of retention payments, before considering any working capital adjustments. We anticipate the transaction to close in the fourth quarter of 2014 after completing customary closing conditions, including regulatory approvals.

Financing Activities

	Nine Months Ended
(In millions)	Sep 28, 2014	Sep 29, 2013
Net cash provided by (used in) financing activities	$(1,243)	$(1,215)

We have used cash provided by operating activities and proceeds from the issuance of new debt as our primary sources for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. Net cash used in financing activities in the first nine months of 2014 compared to the first nine months of 2013 was relatively consistent.

Share Repurchases—In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At September 28, 2014, we had approximately $1.6 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units and stock option awards issued to employees.

Our share repurchases were as follows:

	Nine Months Ended
(In millions)	Sep 28, 2014		Sep 29, 2013
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$650	6.8	$675	10.5
Shares repurchased to satisfy tax withholding obligations	84	0.8	47	0.8
Total share repurchases	$734	7.6	$722	11.3

In May 2010, our stockholders approved the Raytheon 2010 Stock Plan. Under the plan, we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Nine Months Ended
(In millions, except per share amounts)	Sep 28, 2014	Sep 29, 2013
Cash dividends declared per share	$1.815	$1.650
Total dividends paid	551	520
In March 2014, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.20 to $2.42 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $4.7 billion at September 28, 2014 and December 31, 2013. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2041.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $4.1 billion and $4.3 billion at September 28, 2014 and December 31, 2013, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $750 million and $810 million at September 28, 2014 and December 31, 2013, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions. In the first quarter of 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million. The transaction does not affect our indefinite reinvestment assertion because it generated a net tax benefit of approximately $80 million.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016. Under the $1.4 billion credit facility, we can borrow, issue letters of credit, and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at September 28, 2014, borrowings would generally bear interest at LIBOR plus 79.5 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of September 28, 2014 and December 31, 2013, there were no borrowings outstanding under this credit facility. However, we had $2 million of outstanding letters of credit at September 28, 2014 and December 31, 2013, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the nine months ended September 28, 2014 and full-year 2013. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 28.7% at September 28, 2014. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of September 28, 2014 to our short and long-term senior unsecured debt:

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

(In millions, except percentages)	Sep 28, 2014	Dec 31, 2013
Total remediation costs—undiscounted	$211	$198
Weighted average discount rate	5.6%	5.6%
Total remediation costs—discounted	$144	$133
Recoverable portion	92	90
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

(In millions)	Sep 28, 2014	Dec 31, 2013
Guarantees	$342	$378
Letters of credit	1,845	1,424
Surety bonds	300	238

Included in guarantees and letters of credit described above were $212 million and $240 million, respectively, at September 28, 2014, and $233 million and $268 million, respectively, at December 31, 2013, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, and meet their project performance and other contractual obligations described above. At September 28, 2014, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 28, 2014. At September 28, 2014 and December 31, 2013, we had an estimated liability of $7 million and $8 million, respectively, related to these guarantees and letters of credit.

The TRS joint venture agreement was amended on June 10, 2014 to allow for termination of the joint venture by either party every three years based on the scheduled date for the designation of a successor Chief Executive Officer for the joint venture which would next occur in 2016. Termination terms and related payments are subject to negotiation between Thales S.A. (Thales) and Raytheon, but generally would include a net payment due for undistributed earnings of the joint venture companies since inception and a net payment based on the relative fair value of those companies excluding Air Command Systems International S.A.S. (ACSI). As a result, any final future termination amounts cannot be determined precisely at this time and could be different from those amounts recorded to date. However, if the joint venture were terminated as of September 28, 2014, we believe the termination payment we would be required to make based on a standard valuation approach, would not be material. If a termination liability exceeds $50 million, the agreement allows the paying side to elect to make payments, inclusive of interest, in equal installments over five years to settle the liability.
In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at September 28, 2014.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 28, 2014, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $569 million based on foreign exchange rates as of September 28, 2014) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
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
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $813 million based on foreign exchange rates as of September 28, 2014) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $675 million based on foreign exchange rates as of September 28, 2014). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and mounted a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $491 million based on foreign exchange rates as of September 28, 2014) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and were completed in 2013. We continue to believe that the receivables and other assets remaining under the program for technology and services delivered of approximately $40 million at September 28, 2014 are probable of recovery.
On August 15, 2014, RSL received a decision from the Tribunal. The Tribunal found that the UKBA had unlawfully terminated RSL for default and had therefore repudiated the eBorders contract with RSL. Accordingly, the Tribunal denied the UKBA’s claims for damages and clawback of previous payments. In addition, the Tribunal found that the UKBA had wrongfully retained the $80 million it had drawn on RSL letters of credit in April 2011. The Tribunal awarded RSL approximately £185 million (approximately $301 million based on foreign exchange rates as of September 28, 2014) as payment for capabilities delivered, damages and other monetary relief. The Tribunal reserved ruling on costs and on the quantification of interest payable to RSL for a later date.
On September 15, 2014, the UKBA filed a challenge to the award in the London High Court. RSL is vigorously opposing such challenge. The payment of amounts awarded to RSL is now pending resolution of the challenge. Due to the inherent uncertainties of arbitration and litigation, no amounts regarding this matter were recorded in our financial results for the quarter ended September 28, 2014.
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

Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Raytheon, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on our financial statements or disclosures.

Other new pronouncements issued but not effective until after September 28, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of September 28, 2014 and December 31, 2013 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at September 28, 2014 or December 31, 2013.

As of September 28, 2014 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$591	$4,192	$4,783	$5,234
Average interest rate	—%	—%	—%	—%	6.549%	4.065%	4.372%

As of December 31, 2013 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$591	$4,192	$4,783	$5,036
Average interest rate	—%	—%	—%	—%	6.549%	4.065%	4.372%
In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $938 million and $1,396 million at September 28, 2014 and December 31, 2013, respectively.
For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $13 million and $23 million were included in other assets, net, and unrealized losses of $21 million and $26 million were included in other accrued expenses at September 28, 2014 and December 31, 2013, respectively.
Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At September 28, 2014, we had short-term investments with a fair value of $1,480 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of September 28, 2014.
Conclusion of Evaluation—Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 28, 2014 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

On August 18, 2010, the U.K. Border Agency (UKBA) initiated arbitration proceedings in the London Court of International Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. In March 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. At RSL's request, the Arbitration Tribunal (Tribunal) initially issued an interim order restraining the drawdown but, following a hearing on the issue, lifted the restraint and concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. To date, the UKBA has submitted total net claims in the arbitration of approximately £302 million (approximately $491 million based on foreign exchange rates as of September 28, 2014) for damages, clawback of previous payments, and interest, and inclusion of a credit for capability delivered by RSL. RSL has submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $813 million based on foreign exchange rates as of September 28, 2014) against the UKBA for the collection of receivables, damages and interest. Arbitration hearings commenced in late 2012 and were completed in 2013. We continue to believe that the receivables and other assets remaining under the program for technology and services delivered of approximately $40 million at September 28, 2014 are probable of recovery.
On August 15, 2014, RSL received a decision from the Tribunal. The Tribunal found that the UKBA had unlawfully terminated RSL for default and had therefore repudiated the eBorders contract with RSL. Accordingly, the Tribunal denied the UKBA’s claims for damages and clawback of previous payments. In addition, the Tribunal found that the UKBA had wrongfully retained the $80 million it had drawn on RSL letters of credit in April 2011. The Tribunal awarded RSL approximately £185 million (approximately $301 million based on foreign exchange rates as of September 28, 2014) as payment for capabilities delivered, damages and other monetary relief. The Tribunal reserved ruling on costs and on the quantification of interest payable to RSL for a later date.
On September 15, 2014, the UKBA filed a challenge to the award in the London High Court. RSL is vigorously opposing such challenge. The payment of amounts awarded to RSL is now pending resolution of the challenge. Due to the inherent uncertainties of arbitration and litigation, no amounts regarding this matter were recorded in our financial results for the quarter ended September 28, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
July (June 30, 2014 - July 27, 2014)	1,524	$94.84	—	1.8
August (July 28, 2014 - August 24, 2014)	1,247,453	91.84	1,246,206	1.7
September (August 25, 2014 - September 28, 2014)	875,775	97.89	874,322	1.6
Total	2,124,752	$94.34	2,120,528

(1)
Includes shares purchased related to treasury activity under our stock plans. Such activity during the third quarter of 2014 includes the surrender by employees of 4,224 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.

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

10.1
Agreement, dated July 25, 2014 by and between Raytheon Company and William H. Swanson, filed as an exhibit to the Company's Current Report on Form 8-K filed July 28, 2014, is hereby incorporated by reference.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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
October 23, 2014