Form 10-K
period 2014-12-31
RAYTHEON CO/
filed 2015-02-11
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or

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
Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 27, 2014, was approximately $29.2 billion.
The number of shares of Common Stock outstanding as of February 9, 2015 was 307,323,000.
Documents incorporated by reference and made a part of this Form 10-K:
Portions of the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General
Raytheon Company, together with its subsidiaries, is a technology and innovation leader specializing in defense and other government markets throughout the world. The terms “we”, “us”, “our”, “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning. We develop technologically advanced and integrated products, services and solutions in our core markets: sensing; effects; command, control, communications and intelligence (C3I); and mission support, as well as cyber and information security. We serve both domestic and international customers, as both a prime contractor and subcontractor on a broad portfolio of defense and related programs primarily for government customers.

We were founded in 1922 and have grown internally and through a number of acquisitions. We are incorporated in the state of Delaware. Our principal executive offices are located at 870 Winter Street, Waltham, Massachusetts 02451.

In this section, we describe our business, including our business segments, product lines, customers, operations and other considerations.

Business Segments
We operate in four business segments:

–	Integrated Defense Systems;

–	Intelligence, Information and Services;

–	Missile Systems; and

–	Space and Airborne Systems.

The following is a description of each of our business segments. As part of the description, we include a discussion of some of the segment’s notable initiatives and achievements in 2014, such as certain key contract awards, new product introductions and acquisitions. For a discussion of the financial performance of our business segments and other financial information, see pages 49–64 of this Form 10-K.

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

In 2014, IDS successfully delivered on orders for international Patriot Air and Missile Defense (A&MD) Systems and domestic and international missile defense radars. IDS continued to serve as the prime mission systems integrator for all electronic and combat systems of the U.S. Navy's Zumwalt-class destroyer program (DDG-1000). IDS also continued to deliver fully integrated command and control systems for domestic and international partners, including new awards for air traffic control systems for the FAA and the U.S. Air Force. IDS booked $2.0 billion for a contract to provide advanced Patriot air and missile defense capability for Qatar. Additionally, IDS received several contract awards to support Army Navy/Transportable Radars and Patriot A&MD systems from the Missile Defense Agency (MDA) and the U.S. Army, respectively.

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

Integrated Air & Missile Defense (IAMD)—IAMD provides combat-proven air and missile defense systems, such as the Patriot A&MD system which is the cornerstone of the air and missile defense architecture for thirteen nations around the globe, including the U.S. and five NATO nations. The National Advanced Surface-to-Air Missile System (NASAMS), also offered by IAMD, is a highly adaptable mid-range solution for any operational air defense requirement. It is deployed in the U.S. and five other countries. IAMD also provides the Hawk XXI, an advanced air defense system against low-to-medium altitude air threats with advanced fire control and battle management for numerous international customers. Key IAMD customers include the U.S. Army and international customers. Total sales from this product line were approximately 10% of our consolidated revenues for 2014 and 2013, and were less than 10% of consolidated revenues for 2012.

Seapower Capability Systems (SCS)—SCS is a provider and integrator of maritime air and missile defense radar systems, naval combat management, and airborne anti-submarine and mine warfare systems, as well as sensors, maritime naval navigation systems, and torpedoes for U.S. and international navies. As a naval radar provider, SCS produces the SPY-3, the U.S. Navy's first shipboard active phased array multifunction radar, and radar transmitters for the sea- and land-based Aegis weapon system radars, and is designing and will manufacture the low rate initial production of the U.S. Navy’s newest radar, AMDR. As a ship integrator for the U.S. Navy, SCS provides mission system equipment and serves as the combat and mission systems integrator for the DDG-1000, the total ship electronics systems integrator for the LPD-17, the U.S. Navy’s latest amphibious warfare ship, and the warfare systems integrator for the CVN-78, the U.S. Navy’s next generation of aircraft carrier. Key SCS customers include the U.S. Navy and allied navies.

Command, Control, Communications, Computers and Intelligence (C4I)—C4I develops, delivers, and supports complex integrated, networked, actionable combat command and control (C2) solutions for air and land combatant commanders, domestic and international ATM, and border and critical infrastructure protection. C4I is a key provider of ATM solutions internationally through its AutoTrac III product line and surveillance radars, as well as its Standard Terminal Automation Replacement System (STARS) to the DoD and the FAA. C4I was awarded a contract for an All Electronic Tolling System (AETS) for Massachusetts that will automatically toll vehicles as they travel under a gantry similar to an overhead sign. C4I also includes Thales-Raytheon Systems, LLC, the U.S. operating subsidiary of the Thales-Raytheon joint venture which focuses on battlefield radars, air command and control, including NATO’s Air Command and Control System (ACCS) program. Key C4I customers include the U.S. Army, the FAA, NATO and numerous allied nations.

Intelligence, Information and Services (IIS)—IIS, headquartered in Dulles, Virginia, provides a full range of technical and professional services to intelligence, defense, federal and commercial customers worldwide. IIS specializes in global Intelligence, Surveillance and Reconnaissance (ISR), navigation, DoD space and weather solutions, cybersecurity, analytics, training, logistics, mission support, and engineering and sustainment solutions. Key customers include the U.S. Intelligence Community, the U.S. Armed Forces, the FAA, the National Oceanic and Atmospheric Administration (NOAA), Department of Homeland Security (DHS), the National Aeronautics and Space Administration (NASA) and an increasing number of international customers.

During 2014, IIS won a variety of notable unclassified contracts. IIS will be providing modifications to increase the capability and capacity of three satellites that support the Joint Polar Satellite System (JPSS), a collaborative program between NOAA and NASA; operation and maintenance services for radar systems in northern Canada; and security forces training in the Middle East. IIS also received a follow-on contract award to provide field support for the U.S. Air Force’s high altitude ISR and distributed common ground system mission. IIS continued to grow its classified business, receiving a number of significant contracts, including a nation-scale cyber security capability for an international customer. In addition to investments in mission analytics, Raytheon acquired Blackbird Technologies, a Herndon, Virginia-based leading provider of persistent surveillance, secure tactical communications and cybersecurity solutions to the Intelligence Community and special operations market.

IIS has the following principal product lines:

Cybersecurity and Special Missions (CSM)—CSM provides cybersecurity and advanced intelligence solutions to strengthen information systems and mission execution. CSM supports domestic, international government and commercial customers by delivering cyber and quick-reaction solutions, and supporting high-consequence special missions. Raytheon is leveraging and incorporating the cyber capabilities within CSM across the Company by embedding information assurance technologies and know-how into our internal company systems and core solutions and products. CSM’s key customers include the U.S. Intelligence Community, the DoD, various other federal agencies and Fortune 500 companies.

Global Training Solutions (GTS)—GTS provides training solutions, logistics and engineering support worldwide, conducting integrated operational training through the U.S. Army's Warfighter Field Operations Customer Support (FOCUS) contract. The GTS-led Warrior Training Alliance performs comprehensive support for live, virtual and constructive training exercises and operations, maintenance for all training and range systems, curriculum development and instruction, management oversight and administration for contractor activities, and supply support for all government-owned property and material. Additionally, GTS provides air traffic controller training for the FAA, and designs, implements and manages highly complex training solutions that align an organization's training requirements with its core business needs. Using systems engineering practices, GTS applies commercial solutions, processes, tools and training experts to make its training programs available to domestic and international commercial customers through Raytheon Professional Services.

Intelligence and Earth Observation (IEO)—IEO primarily supports programs for the U.S. Intelligence Community, NASA, NOAA and the U.S. Air Force Space and Missile Center. IEO capabilities include ground systems for Geospatial Intelligence (GEOINT) and Signals Intelligence (SIGINT) systems, large-scale data processing and exploitation, storage architectures and high-performance data handling and processing systems. Key programs include JPSS, which supports multiple civil, defense and international polar-orbiting environmental satellites, and the Global Positioning System Next Generation Operational Control System (GPS-OCX). In 2014, IIS successfully completed the fourth of five planned launch and early-orbit exercises to demonstrate launch readiness for GPS-OCX.

Mission Support and Modernization (MSM)—MSM provides full life-cycle mission operations, engineering, sustainment and modernization services for site and platform missions across all domains, as well as multi-intelligence (multi-INT) ground systems and unmanned systems technology for civil agencies and the U.S. Air Force. MSM’s core services are applied in two broad areas: proven models to support more efficiently missions at any site; and minimally invasive engineering practices that allow MSM to quickly and affordably modernize and sustain an array of systems, weapons or platforms. Programs include advanced ground solutions for tactical ISR missions, such as Global Hawk and the Air Force's U-2 reconnaissance aircraft; services for the U.S. Air Force’s contractor field support and the V-22 Osprey aircraft; and upgrades of airborne and sea-based weapons systems and podded aircraft reconnaissance systems.

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

In 2014, MS continued to capture key contract awards from a broad international customer base, including awards totaling over $1 billion on the tube-launched, optically-tracked, wireless-guided (TOW®) missile, the Paveway™ missile, and the Advanced Medium-Range Air-to-Air Missile (AMRAAM®) programs. MS also secured more than $800 million in Missile Defense contracts, including over $500 million for the production of Standard Missile-3 (SM-3™) IB missiles for the DoD. MS completed successful flight tests on the SM-3™ program, the exoatmospheric kill vehicle (EKV) program and nine key successful flight tests on the Small Diameter Bomb II (SDB II™) program, which is scheduled to enter low rate production beginning in 2015.

MS has the following principal product lines:

Air Warfare Systems (AWS)—AWS products and services enable the U.S. armed forces and international customers to attack, suppress and destroy air- and ground-based targets. Products include AMRAAM®, a state-of-the-art, highly dependable and battle-proven air-to-air missile that also has a surface-to-air launch application; the Tomahawk cruise missile, an advanced surface- or submarine-launched cruise missile with loitering and network communication capability; SDB II™, an air-to-ground glide weapon designed to engage moving targets in adverse weather and through battlefield conditions; Joint Standoff Weapon (JSOW), a family of air-to-ground weapons that employ an integrated GPS/inertial navigation system that guides the weapon to the target; the Paveway family of laser- and GPS-guided smart bombs; the AIM-9X® Sidewinder short-range air-to-air missile; the Miniature Air-Launched Decoy-Jammer (MALD®-J), a stand-off, high endurance electronic warfare decoy/jammer used to deceive and degrade air defenses; the High-Speed Anti-Radiation Missile (HARM™) and the HARM™ Targeting System; the Maverick™ precision strike missile; and the Griffin®, a small lightweight missile that can be employed from aircraft, unmanned aerial vehicles (UAVs), ships or ground launched against light targets.

Air and Missile Defense Systems (AMDS)—AMDS designs, develops, produces and supports air defense and ballistic missile defense interceptor systems. AMDS' primary customers are the MDA, the U.S. Navy and various international customers around the world. The product line develops, manufactures, and supports the Standard Missile family of weapons with capabilities ranging from anti-air warfare to ballistic missile defense. AMDS is responsible for the first line of ship-defense weapons including the Standard Missile-6 (SM-6) and for multiple versions of the SM-3™, which are core elements of the MDA's Phased Adaptive Approach to global missile defense. AMDS, as a sub-contractor to The Boeing Company, builds and supports the EKV, which is part of the U.S. ground-based midcourse defense system that defends against ballistic missile attack. AMDS is also the U.S. design agent and partner with Raphael Advanced Defense Systems Ltd. on the David’s Sling missile defense system for Israel. The product line is also involved in a number of advanced missile defense concepts that seek to keep pace with the evolving ballistic missile threat.

Naval and Area Mission Defense (NAMD)—NAMD offers a complete family of mission solutions for customers around the world. NAMD provides highly effective layered ship defense for the navies of more than 30 countries across multiple platforms to counter the anti-ship threats of today and tomorrow. NAMD leverages its proven capabilities to provide forward-operating base defense for the U.S. Army, Air Force and Marine Corps. NAMD produces the Phalanx™ Close-In Weapon System (employed afloat and ashore), the Rolling Airframe Missile (RAM™) and Launcher System, the SeaRAM™ system, Standard Missile-2 (SM-2), and the Evolved Seasparrow/Sparrow family of missiles (ESSM™) for layered ship mission protection against air, subsurface and surface cruise/ballistic missile threats. Additionally, NAMD continues to expand its commitment to international cooperative endeavors with strategic international partners to evolve its products and technologies to encompass the full spectrum of threats, including the protection of land bases and high-value infrastructure sites from terrorist threats.

Land Warfare Systems (LWS)—From precision missiles and munitions to advanced electro-optical (EO)/infrared (IR) sensors, LWS offers integrated mission solutions in the land domain for the U.S. Army, Marine Corps and more than 40 allied nations, giving warfighters the power, mobility and situational awareness they need to stay a step ahead of evolving threats. LWS’ programs include the TOW® weapon system, a long-range precision anti-armor/anti-fortification/anti-amphibious-landing weapon system; Javelin, a shoulder-fired, fire-and-forget anti-tank weapon; Stinger, a lightweight, self-contained, fire-and-forget, very short-range air defense system; TALON Laser-Guided Rocket, a precision guided rocket codeveloped with the United Arab Emirates that can be fired both air-to-ground and ground-to-air; Excalibur™, a GPS-guided artillery round designed to provide indirect precision fire for ground forces; enhanced Long Range Advanced Scout Surveillance System (eLRAS3), a third-generation, multi-sensor system that provides the ability to detect, identify and geo-locate distant targets; a family of light to heavy Thermal Weapon Sights (TWS); and integrated system solutions for combat vehicle upgrade programs, including the U.S. Marine Corps Light Armored Vehicle Anti-Tank (LAV-AT) modernization program, and integrated system solutions for combat vehicle upgrade programs, including the U.S. Marine Corps Light Armored Vehicle Anti-Tank (LAV-AT) modernization program.

Advanced Missile Systems (AMS)—AMS focuses on the development and early introduction of next-generation, end-to-end system solutions that support the AWS, NAMD, AMDS and LWS product lines. AMS also pursues opportunities in directed energy and adjacent markets, including the development of force protection solutions, non-kinetic weapons

(offensive and defensive), high-power microwave/millimeter technologies and applications, telemetry systems, space applications, and counterterrorism solutions.

Space and Airborne Systems (SAS)—SAS, headquartered in McKinney, Texas, is a leader in the design and development of integrated sensor and communication systems for advanced missions, including traditional and non-traditional ISR, precision engagement, unmanned aerial operations, and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides EO/IR sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, signals intelligence systems, processors, electronic warfare systems, communication systems, and space-qualified systems for civil and military applications. Key customers include the U.S. Navy, Air Force and Army, as well as classified and international customers.

In 2014, SAS continued to enhance Raytheon’s role in the area of electronic warfare (EW) technology with multiple awards, including the Army’s Electronic Warfare Planning and Management Tool (EWPMT), designed to provide field commanders the ability to both neutralize and exploit enemy signals. Further cementing Raytheon’s role as a leader in Advanced Extremely High Frequency (AEHF) satellite communications, SAS was awarded the Family of Beyond-Line-of-Sight Terminals (FAB-T) contract, making Raytheon the only provider of AEHF terminals to every branch of the U.S. military utilizing the technology. This year, SAS delivered the 500th APG-79 Active Electronically Scanned Array (AESA) radar, achieving more than 500,000 operational flight hours; and the 2,500th Multi-Spectral Targeting System (MTS) system, logging over 2 million flight hours on more than 20 different platforms supporting military and civil operations worldwide. Under an Office of Naval Research program, SAS is advancing the technology of the future through development of a vehicle-based laser weapons system capable of defeating low-flying threats.

SAS has the following principal product lines:

Intelligence, Surveillance and Reconnaissance Systems (ISRS)—ISRS designs, manufactures and integrates sensor and targeting solutions that enable actionable information for strike, persistent surveillance, and special mission applications. ISRS not only provides maritime and overland surveillance radars, terrain following/terrain avoidance radars and EO/IR sensors, but also turnkey ISR solutions across unmanned, rotary, and fixed wing platforms for the DoD, DHS and international governments. The ISRS portfolio includes the APY-10 radar on the U.S. Navy’s P-8A Poseidon; the SeaVue radar on the Predator Guardian unmanned aircraft system (UAS); the Multi-Platform Radar Technology Insertion Program (MP-RTIP) on the U.S. Air Force’s Block 40 Global Hawk and NATO Alliance Ground Surveillance (AGS) system; the Multi-spectral Targeting System on the U.S. Air Force’s Reaper UAS and the U.S. Navy's MH-60R/S Sea Hawk helicopter; and the DAS-2 Common Sensor Payload on the U.S. Army’s Gray Eagle UAS. ISRS is also the systems integrator for the U.K. Ministry of Defence’s Sentinel surveillance program, which enables high-resolution images and the monitoring of hostile forces.

Tactical Airborne Systems (TAS)—TAS designs, manufactures and develops cost-effective, high-performance integrated sensor solutions for tactical and strategic platforms, delivering trusted, actionable information for mission assurance. TAS provides integrated sensor systems with advanced fire control radars and processor technologies to customers including the U.S. Navy, Marine Corps, and Air Force and international governments. TAS produces AESA radars for the U.S. Air Force’s F-15 and B-2 aircraft, the U.S. Navy's F/A-18E/F and EA-18G and radars for several international customers including Australia, Canada, Japan, Saudi Arabia and Singapore. In addition, TAS’ advanced airborne processors form the basis of the secure mission computer/signal processing systems on the F-16, F-22 and F-35 aircraft.

Electronic Warfare Systems (EWS)—EWS designs and manufactures cost-effective, high-performance EW systems and equipment for strategic and tactical aircraft, helicopters, surface ships and ground forces for the U.S. Air Force, U.S. Army, U.S. Navy, Special Operations Forces, U.S. intelligence agencies and international governments. EWS products deliver a range of non-kinetic effects ranging from radar jamming to information operations. The EWS portfolio includes the Next Generation Jammer program, integrated electronic warfare suites, development of EW planning and management tools (EW PMT), the Multi-function Integrated Receiver/Exciter System (MFIRES) product family, advanced classified programs, and products such as towed decoys, radar warning receivers, radar and communications countermeasures, and missile warning sensors.

Integrated Communications Systems (ICS)—ICS is a market leader in tactical airborne communications, software-defined radio technology, advanced tactical networking, and real-time sensor networking. ICS is the only producer of AEHF satellite terminals for all branches of the U.S. military, making it the top provider of protected, highly secure satellite communications terminals for the U.S. military. Key capabilities in the ICS business also include high capacity beyond line-of-sight communications solutions.

Space Systems (SS)—SS designs and manufactures space and space-qualified sensor payloads for large national programs and develops innovative solutions for emerging intelligence, defense and civil space applications. SS provides EO/IR, radio frequency, radar and laser space-based sensors to customers including branches of the DoD, MDA, NASA, classified customers and international governments. Its major non-classified program is the Joint Polar Satellite System (JPSS) program providing the Visible Infrared Imaging Radiometer Suite (VIIRS), an advanced imaging and radiometric sensor for NASA and NOAA weather/environmental monitoring programs.

Other SAS product lines include Advanced Concepts and Technologies (ACT) and Integrated Technology Programs (ITP). ACT conducts internal research and development for SAS and contract research and development for customers, including the U.S. Air Force Research Laboratory (AFRL) and the Defense Advanced Research Projects Agency (DARPA), and produces advanced products including the Boomerang sniper detection system and TransTalk, a smartphone application that automatically translates speech into another language. ITP develops sophisticated anti-jam GPS solutions for many customers and provides a wide range of state-of-the-art product families and engineering services in support of the DoD’s need to respond to a dynamic threat environment.

International Subsidiaries—We conduct the operations and activities of our business segments in certain countries through international subsidiaries, including Raytheon Systems Limited (RSL), Raytheon Australia (RA) and Raytheon Canada Limited (RCL). RSL designs, develops, manufactures and integrates a range of high technology electronic systems and software in the areas of sensing, effects, command & control, intelligence systems as well as cyber security for defense and other government customers in the United Kingdom (U.K.), U.S. and around the world, and also designs and manufactures control actuation systems, guidance electronics and silicon carbide semiconductors. Key programs include ASTOR, a world-class strategic ground surveillance capability, and Shadow, a tactical surveillance platform (both with SAS), and Paveway™ IV, the precision guided bomb (with MS). RA delivers integrated mission solutions and sustainment to the Australian Defence Force. With more than 20 programs in country, RA is the mission systems integrator for the Air Warfare Destroyer project and delivers in-service support for the Collins Class Submarine as well as the Australian Defence Air Traffic System (with IDS), and provides aerospace-related design, integration, operations and maintenance services to its customers as well as management of the Naval Communications Station Harold E. Holt (with IIS). RCL provides primary surveillance radar (PSR) for air traffic management systems ranging from individual airport installations to country-wide, multiple-site, turnkey solutions for over 40 countries, as well as coastal maritime surveillance high frequency surface wave radar (HFSWR) systems that are operational for a number of international customers (primarily with IDS).

Sales to the U.S. Government

(In millions, except percentages)	2014	2013	2012
Sales to the U.S. Government(1)	$16,083	$17,019	$17,861
Sales to the U.S. Government as a Percentage of Total Net Sales(1)	70%	72%	73%
Foreign military sales through the U.S. Government	$2,962	$3,062	$3,196
Foreign military sales through the U.S. Government as a Percentage of Total Net Sales	13%	13%	13%

(1)	Excludes foreign military sales through the U.S. Government.

Our principal U.S. Government customer is the DoD; other U.S. Government customers include Intelligence Community agencies, NASA, the FAA and the Departments of Justice, State, and Energy.

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
U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, department-specific regulations that implement or supplement the FAR, such as the DoD's Defense Federal Acquisition Regulation Supplement (DFARS), and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, audit and product integrity requirements. A contractor's failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines, and lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA and DCMA also review the adequacy of and a contractor's compliance with its internal control systems and policies, including the contractor's accounting, purchasing, property, estimating, earned value management and material management accounting systems. For a discussion of certain risks associated with compliance with U.S. Government contract regulations and requirements, see Item 1A “Risk Factors” of this Form 10-K.
U.S. Government contracts include both cost reimbursement and fixed-price contracts. Cost reimbursement contracts, subject to a contract-ceiling amount in certain cases, provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual cost results compared to contractual cost targets; and (iii) cost plus award fee contracts which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, the contractor is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incidental to performing contracts have been made partially or wholly unallowable for reimbursement by statute, the FAR or other regulation. Examples of such costs include charitable contributions, certain merger and acquisition costs, lobbying costs, interest expense and certain litigation defense costs.
Fixed-price contracts are either firm fixed-price (FFP) contracts or fixed-price incentive (FPI) contracts. Under FFP contracts, the contractor agrees to perform a specific scope of work for a fixed price and as a result, benefits from cost savings and carries the burden of cost overruns. Under FPI contracts, the contractor shares with the U.S. Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, the contractor's profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under FFP and FPI incentive type contracts, the contractor usually receives either performance-based payments (PBPs) equaling up to 90% of the contract price or monthly progress payments from the U.S. Government generally in amounts equaling 80% of costs incurred under U.S. Government contracts. The remaining amount, including profits or incentive fees, is billed upon delivery and acceptance of end items under the contract. The DoD has expressed a preference to utilize progress payments based on costs incurred on new fixed-price contract awards as opposed to PBPs unless the contractor negotiates for PBPs. Generally speaking and subject to a number of factors, PBPs can provide improved cash flows as compared to progress payments but introduce risk to contractors in return. The DoD has also expressed a preference to utilize FPI as opposed to FFP type contracts. FPI contracts may attract a lower target fee than might be anticipated under FFP contracts, but offer the opportunity to increase fees based on performance. In the event we experience a greater proportion of FPI type contracts and/or progress payments for our fixed-price DoD contracts in the future than historically, it could have an adverse effect on our operating margins, cash flow and liquidity. For a discussion of certain risks associated with fixed price and cost reimbursement contracts and risks associated with changes in U.S. Government procurement rules, regulations and business practices, see Item 1A “Risk Factors” of this Form 10-K.
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
We are also involved in U.S. Government programs, principally through our IIS and SAS business segments, that are classified by the U.S. Government and cannot be specifically described in this Form 10-K. The operating results of these classified programs are included in the applicable business segment's and our consolidated results of operations. The business risks and considerations associated with these and our international classified programs generally do not differ materially from those of our other U.S. Government and international programs and products. Total classified sales were 15% in 2014 and 2013, and 16% in 2012.

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

International Sales

(In millions, except percentages)	2014	2013	2012
Total international sales(1)	$6,541	$6,446	$6,232
Total international sales as a Percentage of Total Net Sales(1)	29%	27%	26%

(1)	Includes foreign military sales through the U.S. Government of $2,962 million, $3,062 million and $3,196 million in 2014, 2013 and 2012, respectively.

International sales were principally in the areas of air and missile defense systems, missile systems, airborne radars, naval systems, air traffic control systems, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communications technology, and other products and services permitted under the International Traffic in Arms Regulations (ITAR). Generally, we internally fund our foreign subsidiary working capital requirements in the applicable countries. Sales and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including the ITAR and the Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws and the export laws and regulations described below. They are also subject to foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulation, including import-export control, technology transfer, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country through manufacturing agreements or other financial support obligations, known as offset obligations. In addition, embargoes, international hostilities and changes in currency and commodity values can also impact our international sales. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries, us and our subsidiaries. We have acted to protect ourselves against various risks through insurance, foreign exchange contracts, contract provisions, government guarantees and/or progress payments. Our international sales in functional currencies other than the U.S. dollar were approximately $1.1 billion and $1.2 billion in 2014 and 2013, respectively, the majority of which were in British pounds and Australian dollars with the remainder primarily in euros and Canadian dollars. See total net sales and property, plant and equipment by geographical area set forth in “Note 15: Business Segment Reporting” within Item 8 of this Form 10‑K.

In connection with certain foreign sales, we utilize the services of sales representatives who are paid commissions in return for services rendered.

Depending on the type of international sale, Raytheon must either seek various approvals from the U.S. Government under the foreign military sales process or may require an export authorization and the issuance of a license by either the U.S. Department of State under the Arms Export Control Act of 1976 (formerly the Foreign Military Sales Act) and its implementing regulations under the ITAR, the U.S. Department of Commerce under the Export Administration Act and its implementing regulations as kept in force by the International Emergency Economic Powers Act of 1977 (IEEPA), and/or the U.S. Department of the Treasury under IEEPA or the Trading with the Enemy Act of 1917. Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15–30 days (depending on the identity of the importing country that will utilize the equipment and services) prior to authorizing such exports. During that time, Congress may take action to block or delay a proposed export by joint resolution which is subject to Presidential veto. Additional information regarding the risks associated with our international business is contained in Item 1A “Risk Factors” of this Form 10-K.

Backlog

			% of Total Backlog
(In millions, except percentages)	2014	2013	2014	2013
Total backlog	$33,571	$33,685	100%	100%
Total backlog to the U.S. Government(1)	19,477	20,985	58%	62%
Total foreign military sales backlog	6,337	4,884	19%	14%
Total direct foreign government backlog	6,684	6,926	20%	21%
Total non-government foreign backlog	529	551	2%	2%
Total non-U.S. Government domestic backlog	544	339	2%	1%
Total international backlog(2)	13,550	12,361	40%	37%

(1)	Excludes foreign military sales backlog through the U.S. Government.

(2)	Includes foreign military sales backlog through the U.S. Government.

Approximately $17.2 billion of the December 31, 2014 year-end backlog is not expected to be filled during the following twelve months. These amounts include both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated or obligated to us). For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

Research and Development
We conduct extensive research and development activities to continually enhance our existing products and services, and develop new products and services to meet our customers’ changing needs and requirements, and address new market opportunities. During 2014 we expended $500 million on research and development efforts compared to $465 million and $451 million in 2013 and 2012, respectively. These expenditures principally have been for product development for the U.S. Government. We also conduct funded research and development activities under U.S. Government contracts which are included in total net sales. For additional information related to our research and development activities, see “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K.

Raw Materials, Suppliers and Seasonality
We are dependent upon the delivery of materials by suppliers, and the assembly of major components and subsystems by subcontractors used in our products. Some products require relatively scarce raw materials. In addition, we must comply with specific procurement requirements which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, for a variety of reasons, we are dependent on sole-source suppliers. We enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems. We are also dependent on suppliers to provide genuine original equipment manufacturer parts and have a robust set of standardized policies to detect counterfeit material, especially electronic components, throughout our supply chain. We generally have not experienced significant difficulties in procuring the necessary raw materials, components and other supplies for our products. We also are subject to rules promulgated by the Securities Exchange Commission (SEC) in 2012 pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose if we are able to determine whether certain materials (including tantalum, tin, gold and tungsten), known as conflict minerals, that originate from mines in the Democratic Republic of the Congo or certain adjoining countries (DRC), are used in our products. We timely filed our first DRC minerals report on Form SD in 2014 stating that we were not able to determine the country of origin of conflict minerals contained in our manufactured products.

In recent years, our revenues in the second half of the year have generally exceeded revenues in the first half. The timing of new program awards, the availability of U.S. Government funding, the timing of international contract awards and approvals, and product delivery schedules are among the factors affecting the periods in which revenues are recorded. We expect this trend to continue in 2015.

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

Patents and Licenses
We own an intellectual property portfolio that includes many U.S. and foreign patents, as well as unpatented trade secrets and know-how, data, software, trademarks and copyrights, all of which contribute to the preservation of our competitive position in the market. In certain instances, we have augmented our technology base by licensing the proprietary intellectual property of others. We also license our intellectual property to others, including our customers, in certain instances. The U.S. Government has licenses in certain of our intellectual property, including certain patents, developed in the performance of U.S. Government contracts, and has the right to use and authorize others to use such intellectual property, including the inventions covered by such patents for U.S. Government purposes. While our intellectual property rights in the aggregate are important to our operations, we do not believe that any particular trade secret, patent, trademark, copyright, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business.

Employment
As of December 31, 2014, we had approximately 61,000 employees. Approximately 8% of our employees are unionized. We consider our union-management relationships to be generally satisfactory.

Environmental Regulation
Our operations are subject to and affected by a variety of international, federal, state and local environmental protection laws and regulations. We have provided for the estimated cost to complete remediation—or, in the case of multi-party sites, our reasonably expected share thereof—where we have determined that it is probable that we will incur such costs in the future in connection with (i) facilities that are now, or were previously, owned or operated by us, (ii) sites where we have been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency (EPA) or similarly designated by other environmental agencies, or (iii) sites where we have been named in a cost recovery or contribution claim by a non-governmental third-party. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup, the discovery and application of innovative remediation technologies, and the status and interpretation of laws and regulations.

In order to assess the potential impact on our consolidated financial statements, we estimate the possible remediation costs that we could reasonably incur. Such estimates take into consideration the professional judgment of our environmental professionals and, in most cases, consultations with outside environmental specialists.

If we are ultimately found to have liability at a multi-party site where we have been designated a PRP or have been named in a cost recovery or contribution claim from a non-governmental third-party, we expect that the actual costs of remediation will be shared with other PRPs. Generally in the U.S. and certain other countries, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing U.S. environmental laws, responsible parties are usually jointly and severally liable and, therefore, potentially liable for the full cost of funding such remediation. In the unlikely event that we are required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs. The amounts we record do not reflect the unlikely event that we would be required to fund the entire cost of such remediation, nor do they reflect the possibility that we may recover some of these environmental costs from insurance policies or from other PRPs. However, a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government.

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

Most of the U.S. laws governing environmental matters include criminal provisions. If we were to be convicted of a criminal violation of certain U.S. federal environmental statutes, including the Federal Clean Air Act and the Clean Water Act, the facility or facilities involved in the violation would be placed by the EPA on the “Excluded Parties List” maintained by the Government Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract awarded during any period of listing by the EPA.

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

Additionally, we also make available on or through our website copies of our key corporate governance documents, including our Governance Principles, Certificate of Incorporation, By-laws and charters for the Audit Committee, Management Development and Compensation Committee, Governance and Nominating Committee, Public Affairs Committee and Special Activities Committee of the Board of Directors and our code of ethics entitled “Code of Conduct.” Raytheon stockholders may request free copies of these documents from our Investor Relations Department by writing to

Raytheon Company, Investor Relations, 870 Winter Street, Waltham, MA 02451, or by calling (781) 522-5123 or by sending an email request to invest@raytheon.com.

The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

ITEM 1A. RISK FACTORS

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, products and services, trends and anticipated financial performance including with respect to our liquidity and capital resources, our backlog, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits and the impact and outcome of audits and legal and administrative proceedings, claims, investigations, commitments and contingencies, as well as information regarding domestic and international defense spending and budgets. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the SEC. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

We depend on the U.S. Government for a substantial portion of our business, and changes in government defense spending and priorities could have consequences on our financial position, results of operations and business.

In 2014, U.S. Government sales, excluding foreign military sales, accounted for approximately 70% of our total net sales. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the DoD, as well as a broad range of programs with the Intelligence Community and other departments and agencies. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, macroeconomic conditions, and the ability of the U.S. Government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling.

U.S. Government appropriations have and likely will continue to be affected by larger U.S. Government budgetary issues and related legislation. In 2011, the Congress enacted the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012 (BCA), and the Bipartisan Budget Act of 2013. Pursuant to the terms of the BCA, a sequestration went into effect on March 1, 2013 resulting in a 7.8% reduction to the DoD budget for fiscal year (FY) 2013 to $495.5 billion, excluding funding for military personnel. The FY 2014 DoD base budget was essentially flat at $496 billion and FY 2015 remains at a similar level.

Unless Congress and the Administration agree to further amend or revoke the BCA, the DoD base budget is expected to increase very modestly to approximately $500 billion for FY 2016. In the years beyond FY 2016, the BCA permits annual increases for DoD base budget funding of about 2.4 percent with such caps remaining in effect through FY 2023. The Administration has publicly signaled its intent to submit budget requests that are significantly higher than the BCA caps, as it did in submitting the FY 2016 budget request and the associated FY 2016 FYDP on February 2, 2015 with all years exceeding the caps under the BCA. Such levels of DoD budget funding would require the Congress to enact legislation to raise the BCA caps. In the event that DoD appropriations exceed the BCA caps in any fiscal year through FY 2023, an across-the-board sequestration would go into effect, as occurred in FY 2013. Conversely, the Congress could choose to reduce any above-BCA cap budget request, as it did for FY 2014 appropriations.

In addition, the U.S. Government has, on a number of occasions, been unable to complete its budget process before the end of its fiscal year (September 30), which resulted in it operating under a Continuing Resolution (CR) for extended periods, as well as a brief partial shutdown of the U.S. Government in October 2013. As a result, future U.S. Government defense spending levels are difficult to predict. Significant changes in defense spending or changes in U.S. Government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.

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

In addition, when a formal appropriation bill has not been signed into law before the end of the fiscal year, Congress may pass a CR that authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year, but typically does not authorize new spending initiatives during this period. If Congress fails to enact a CR, the U.S. Government may shut down, which likely would result in the closure of government offices and furlough of government workers and the lack of funds to pay its contractors for work performed. In addition, if the national debt reaches the statutory debt ceiling, which is currently expected to occur in the first half of 2015, the Congress must enact legislation to increase the statutory debt ceiling. If Congress fails to do so, then the U.S. Government may default on its debts, which would likely have a material adverse effect on the global financial markets.

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

Our U.S. Government contracts also typically involve the development, application and manufacture of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies may be untested or unproven. In some instances, product requirements or specifications may be modified. As a result, we may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns and product failures, in connection with performing our U.S. Government contracts. Additionally, in order to win certain U.S. Government contracts, we may be required to invest in development prior to award as our customers demand more mature and proven solutions. These additional investment amounts may not be recouped if we are not chosen for new contract awards.

Our international business is subject to geopolitical and economic factors, regulatory requirements and other risks.

Our international business exposes us to geopolitical and economic factors, regulatory requirements, increasing competition and other risks associated with doing business in foreign countries. These risks differ from and potentially may be greater than those associated with our domestic business. In 2014, our sales to customers outside the U.S. (including foreign military sales through the U.S. Government) accounted for 29% of our total net sales. Our exposure to such risks may increase if our international business continues to grow as we anticipate.

Our international business is sensitive to changes in the priorities and budgets of international customers, which may be driven by changes in threat environments, geopolitical uncertainties, volatility in worldwide economic conditions, and various regional and local economic and political factors, including volatility in energy prices, changes in U.S. foreign policy, and other risks and uncertainties. Our international sales are subject to U.S. laws, regulations and policies, including the ITAR, the FCPA, and other anti-corruption and export laws and regulations. We maintain policies and controls to comply with such laws and regulations and exercise oversight of such compliance. However, any failure by us or others working on our behalf to comply with these laws and resolutions could result in criminal, civil or administrative penalties, including fines, suspension or debarment from government contracts or suspension of our ability to export our products. In addition, due to the nature of our products, we must first obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell our products outside of the U.S. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that certain sales will not be prevented or delayed. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations, financial condition or liquidity.

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

Our international business faces substantial competition from both U.S. companies and foreign companies. In some instances, foreign companies may receive loans, marketing subsidies and other assistance from their governments which may not be available to U.S. Government contractors. In addition, foreign companies may be subject to fewer restrictions on technology transfer than U.S. Government contractors.

Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Approvals of offset thresholds and requirements may be subjective, time consuming and may delay contract awards, and may, in certain countries, require the creation of a joint venture with a local company, which may control the venture. This may result in our being liable for violations of law for actions taken by these entities such as laws related to anti-corruption, import and export, or local laws which may differ from U.S. laws and requirements. Such offset obligations are generally multi-year arrangements and may provide for penalties in the event we fail to perform in accordance with the offset requirements. We also are exposed to risks associated with using third-party foreign representatives and consultants for international sales and operations, and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience financial penalties, award and funding delays on international programs and could incur losses on such programs which could negatively impact our results of operations, financial condition or liquidity.

As a U.S. Government contractor, we are subject to extensive procurement rules and regulations, and changes in such rules, regulations and business practice could negatively affect current programs and potential awards.

Government contractors must also comply with specific procurement regulations and other requirements including import and export, security, contract pricing and cost, contract termination and adjustment, audit and product integrity requirements. These requirements, although customary in U.S. Government contracts, impact our performance and compliance costs. In addition, current U.S. Government budgetary constraints have and may continue to lead to changes in the procurement environment. For example, the DoD continues initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices such as changes in payment term preferences. If and to the extent additional changes occur as a result of these initiatives or otherwise, they could impact our results of operations, financial condition or liquidity, and could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

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

To achieve our business strategies and continue to grow our revenues and operating profit, we must successfully develop new offerings and technologies or adapt or modify our existing offerings and technologies for our current core defense markets and our future markets, including new international, civil, commercial, growth and emerging markets. Accordingly, our future performance depends on a number of factors, including our ability to:

-	Identify the needs of, and growth opportunities in, new and emerging markets;

-	Identify emerging technological and other trends in our current and future markets;

-	Identify additional uses for our existing technology to address customer needs in our current and future markets;

-	Develop and maintain competitive products and services for our current and future markets;

-	Enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors;

-	Develop, manufacture and bring solutions to market quickly at cost-effective prices;

-	Enhance product designs for export and releasability to international markets; and

-	Effectively structure our businesses, through the use of joint ventures, collaborative agreements and other forms of alliances, to reflect the competitive environment.

We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new offerings and technologies or to adapt or modify our existing offerings and technologies, including through internal research and development, acquisitions and joint ventures or other teaming arrangements. We believe this is true to meet demands and expand within both our domestic and international markets. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new markets. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our offerings will develop or continue to expand or that we will be successful in newly identified markets as we currently anticipate or that the acquisitions, joint ventures or other teaming arrangements we may enter into in pursuit of developing new offerings and technologies will be successful. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products.

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

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We anticipate increasing competition in our core markets as a result of continued defense industry consolidation, including cross-border consolidation of competition, which has enabled companies to enhance their competitive position and ability to compete against us. We are also facing heightened competition in our domestic and international markets from foreign and multinational firms. In addition, as discussed in more detail above, increased pressure to limit U.S. defense spending and changes in the U.S. Government procurement environment may limit certain future market opportunities. For example, the DoD increasingly is committed to awarding contracts through competitive bidding and relying on competitive contract award types. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our results of operations, financial condition or liquidity. In addition, due to the current competitive environment, we continue to see an increase in bid protests from unsuccessful bidders on new program awards. Generally, a bid protest will delay the start of contract activities, delay earnings, and could result in the award decision being overturned, requiring a re-bid of the contract.

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

We are dependent upon the delivery by suppliers of materials and the assembly by subcontractors of major components and subsystems used in our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. Some products require relatively scarce raw materials. We also are subject to specific procurement requirements that may, in effect, limit the suppliers and subcontractors we may utilize, including requirements for genuine original equipment manufacturer parts. As we continue to seek further cost efficiencies throughout the enterprise, we may centralize procurements in order to attain better pricing through strategic sourcing.

In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs or becomes insolvent, we may not have readily available alternatives or alternatives at prices that meet the demands of our customers. While we enter into long-term or volume purchase agreements with certain suppliers and take other actions, such as accelerating supplier payments commensurate with value delivered, to ensure financial viability and the availability of needed materials, components and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. In addition, some of our suppliers or subcontractors, especially smaller entities, may continue to be impacted by global economic conditions, which could impair their ability to meet their obligations to us. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations, financial condition or liquidity. In addition, we must comply with other procurement requirements, including restrictions on the use of certain chemicals in the European Union and conducting diligence and providing disclosure regarding the use of certain minerals, known as conflict minerals, which may impact our procurement practices and increase our costs.

We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results.

Contract accounting requires judgment relative to assessing risks, including risks associated with customer-directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenues and costs, and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; consider whether the intent of entering into multiple contracts was effectively to enter into a single project in order to determine whether such contracts should be combined or segmented; consider incentives or penalties related to performance on contracts in estimating sales and profit rates, and record them when there is sufficient information for us to assess anticipated performance; and use estimates of award fees in estimating sales and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

For a complete discussion regarding how our financial statements can be affected by contract accounting policies, see “Critical Accounting Estimates” beginning on page 34 within Item 7 of this Form 10-K.

Significant changes in key estimates and assumptions, such as discount rates and assumed long-term return on assets (ROA), as well as our actual investment returns on our pension plan assets and other actuarial factors, could affect our earnings, equity and pension contributions in future periods.

We must determine our pension and other postretirement benefit plans' expense or income which involves significant judgment, particularly with respect to our discount rate, long-term ROA and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative, and/or demographic experience or circumstances, our pension and other postretirement benefit plans' expense and funded status, and our cash contributions to such plans, could negatively change which would negatively impact our results of operations. In addition, differences between our actual investment returns and our long-term ROA assumption would result in a change to our pension and other postretirement benefit plans' expense and funded status and our required contributions to the plans. They may also be impacted by changes in regulatory, accounting and other requirements applicable to pensions.

For a complete discussion regarding how our financial statements can be affected by pension and other postretirement benefit plan accounting policies, see “Critical Accounting Estimates” beginning on page 34 within Item 7 of this Form 10-K.

We have made, and expect to continue to make, strategic acquisitions and investments, and these activities involve risks and uncertainties.

In pursuing our business strategies, we continually review, evaluate and consider potential investments and acquisitions. We undertake to identify acquisition or investment opportunities that will complement our existing products and services or customer base, as well as expand our offerings and market reach into new areas that naturally extend from our core capabilities. In evaluating such transactions, we are required to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, acquisitions and investments involve certain other risks and uncertainties, including the risks involved with entering new markets, the difficulty in integrating newly-acquired businesses, the challenges in achieving strategic objectives and other benefits expected from acquisitions or investments, the diversion of our attention and resources from our operations and other initiatives, the potential impairment of acquired assets and liabilities, the performance of underlying products, capabilities or technologies and the potential loss of key employees and customers of the acquired businesses.

We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties.

We have entered, and expect to continue to enter, into joint venture, teaming and other collaborative arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, difficulties in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.

Goodwill and other intangible assets represent a significant portion of our assets, and any impairment of these assets could negatively impact our results of operations and financial condition.

At December 31, 2014, we had goodwill and other intangible assets of approximately $13.7 billion, net of accumulated amortization, which represented approximately 49% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues which adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

For a complete discussion regarding how our financial statements can be affected by goodwill accounting policies, see “Critical Accounting Estimates” beginning on page 34 within Item 7 of this Form 10-K.

Our business could be negatively impacted by cybersecurity threats and other security threats and disruptions.

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, threats to physical security, and possible domestic terrorism events. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with information technology systems for certain customers and other third parties, which generally face similar security threats. Cybersecurity threats in particular are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches. We believe we have implemented appropriate measures and controls and we have invested in highly skilled IT resources to appropriately identify threats and mitigate potential risks, but there can be no assurance that such actions will be sufficient to prevent disruptions to mission critical systems, the unauthorized release of confidential information or corruption of data. Although we have in the past and will in the future be the subject of such cybersecurity incidents, to date none have had a material impact on our financial condition, results of operations or liquidity. Nonetheless, these types of events could disrupt our operations or customer and other third-party IT systems in which we are involved. They also could require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations or liquidity.

The outcome of litigation in which we have been named as a defendant is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition or results of operations.

We are the defendant in a number of litigation matters and are subject to various other claims, demands and investigations. These matters may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have a negative impact on our financial condition, results of operations or liquidity.

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

Some of our workforce is represented by labor unions, so our business could be harmed in the event of a prolonged work stoppage.

Approximately 5,000 of our employees are unionized, which represents approximately 8% of our employee base at December 31, 2014. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own many U.S. and foreign patents and patent applications, and have rights in unpatented know-how, data, software, trademarks and copyrights. The U.S. Government has licenses under certain of our patents and certain other intellectual property that are developed or used in performance of government contracts, and it may use or authorize others, including our competitors, to use such patents and intellectual property for government and other purposes. The U.S. Government may challenge the sufficiency of intellectual property rights we have granted in U.S. Government contracts and attempt to obtain greater rights. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and intellectual property assignment agreements with our employees and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and prevent disclosure of our trade secrets and other proprietary information. These measures may not suffice to deter misappropriation or third-party development of similar technologies. Moreover, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the remedies available under U.S. law.

Our operations expose us to the risk of material environmental liabilities.

We use hazardous substances and generate hazardous wastes in our manufacturing operations. As a result, we are subject to potentially material liabilities related to personal injuries or property damage that may be caused by hazardous substance releases and exposures. For example, we are investigating and remediating contamination related to past practices at a number of properties and, in some cases, have been named as a defendant in related “toxic tort” claims.

We are also subject to laws and regulations that: (i) impose requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes; (ii) restrict air and water emissions from our operations (including U.S. Government-owned facilities we manage); and (iii) require maintenance of a safe workplace. These laws and regulations can impose substantial fines and criminal sanctions for violations, and may require the installation of costly equipment or operational changes to limit pollution emissions, decrease the likelihood of accidental hazardous substance releases and/or reduce the risks of injury to people in our workplaces.

If we were to be convicted of a criminal violation of certain U.S. federal environmental statutes, including the Federal Clean Air Act and the Clean Water Act, the facility or facilities involved in the violation would be placed by the EPA on the “Excluded Parties List” maintained by the Government Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract awarded during any period of listing by the EPA.

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

A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services, including but not limited to missile systems, command and control systems, border security systems, and air traffic management systems. In some, but not all, circumstances, we may be entitled to indemnification from our customers through contractual provisions, and obtain limitations of liability and additional defenses from the qualification of our products and services by the DHS under the SAFETY Act provisions of the Homeland Security Act of 2002, or otherwise. The amount of the insurance coverage we maintain or indemnification to which we may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance or indemnification coverage to protect against all operational risks and liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would negatively impact our results of operations, financial condition or liquidity.

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

As of December 31, 2014 we owned, leased and/or utilized (through operating agreements) approximately 28.3 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 93% of which was located in the U.S. Of the total, approximately 50% was owned (or held under a long-term ground lease with ownership of the improvements), approximately 45% was leased, and approximately 5% was Government owned. In addition to the 28.3 million square feet of floor space described above, approximately 317,896 square feet of space was leased or subleased by us to unrelated third parties.

There are no major encumbrances on any of our facilities other than financing arrangements, which in the aggregate are not material. In the opinion of management, our properties have been well maintained, are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements.

As of December 31, 2014, our business segments had major operations at the following locations:

–
Integrated Defense Systems—Huntsville, AL; Fullerton, CA; San Diego, CA; Andover, MA; Billerica, MA; Marlboro, MA; Sudbury, MA; Tewksbury, MA; Woburn, MA; Maple Lawn, MD; Portsmouth, RI; Keyport, WA; Waterloo, Canada; and Kiel, Germany.

–
Intelligence, Information and Services—Chula Vista, CA; Aurora, CO; Orlando, FL; Indianapolis, IN; Burlington, MA; Riverdale, MD; Troy, MI; Omaha, NE; State College, PA; Garland, TX; Dulles, VA; Norfolk, VA; and Springfield, VA.

–
Missile Systems—Huntsville, AL; East Camden, AR; Tucson, AZ; Rancho Cucamonga, CA; Louisville, KY; Albuquerque, NM; Farmington, NM; Dallas, TX; Richardson, TX; Midland, Canada; Harlow, United Kingdom; Glenrothes, Scotland; and Malaga, Spain.

–	Space and Airborne Systems—El Segundo, CA; Goleta, CA; Sunnyvale, CA; Largo, FL; Fort Wayne, IN; Cambridge, MA; Forest, MS; Dallas, TX; and McKinney, TX.

–	Corporate and Other—Billerica, MA; Waltham, MA; Garland, TX; Greenville, TX; Plano, TX; Arlington, VA; and Dulles, VA.

A summary of the space owned, leased and/or utilized by us as of December 31, 2014, by business segment is as follows:

(In square feet)	Leased	Owned(1)	Government Owned(2)	Total(3)
Integrated Defense Systems	1,450,129	4,610,526	130,018	6,190,673
Intelligence, Information and Services	4,792,545	1,018,896	208,110	6,019,551
Missile Systems	2,460,401	2,743,435	1,225,573	6,429,409
Space and Airborne Systems	3,289,665	5,327,205	—	8,616,870
Corporate and Other(4)	645,557	368,781	859	1,015,197
Total square feet	12,638,297	14,068,843	1,564,560	28,271,700

(1)	Ownership may include either fee ownership of land and improvements or a long-term ground lease with ownership of improvements.

(2)	“Government Owned” means space owned by the U.S. or a foreign government utilized by us pursuant to an operating agreement with the U.S. or a foreign government.

(3)	Includes approximately 749,271 square feet of vacant space, but excludes approximately 317,896 square feet of space leased or subleased to unrelated third parties.

(4)	Includes business development, discontinued operations and Raytheon International, Inc.

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

On August 18, 2010, the U.K. Border Agency (UKBA) initiated arbitration proceedings in the London Court of International Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters, and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. In March 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. At RSL's request, the Arbitration Tribunal (Tribunal) initially issued an interim order restraining the drawdown but, following a hearing on the issue, lifted the restraint and concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. To date, the UKBA has submitted total net claims in the arbitration of approximately £302 million (approximately $470 million based on foreign exchange rates as of December 31, 2014) for damages, clawback of previous payments, and interest, and inclusion of a credit for capability delivered by RSL. RSL has submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $778 million based on foreign exchange rates as of December 31, 2014) against the UKBA for the collection of receivables, damages and interest. Arbitration hearings commenced in late 2012 and were completed in 2013. We continue to believe that the receivables and other assets remaining under the program for technology and services delivered of approximately $40 million at December 31, 2014 are probable of recovery.

On August 15, 2014, RSL received a decision from the Tribunal. The Tribunal found that the UKBA had unlawfully terminated RSL for default and had therefore repudiated the eBorders contract with RSL. Accordingly, the Tribunal denied the UKBA's claims for damages and clawback of previous payments. In addition, the Tribunal found that the UKBA had wrongfully retained the $80 million it had drawn on RSL letters of credit in April 2011. The Tribunal awarded RSL approximately £185 million (approximately $288 million based on foreign exchange rates as of December 31, 2014) as payment for capabilities delivered, damages and other monetary relief. The Tribunal reserved ruling on costs and on the quantification of interest payable to RSL for a later date.

On September 15, 2014, the UKBA filed a challenge to the award in the London High Court. RSL is vigorously opposing such challenge. The payment of amounts awarded to RSL is now pending resolution of the challenge. Due to the inherent uncertainties of arbitration and litigation, no amounts regarding this matter were recorded in our financial results for the year ended December 31, 2014.
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

Daniel J. Crowley
Mr. Crowley has served as President of the Integrated Defense Systems (IDS) business unit since April 2013 and Vice President of Raytheon Company since December 2010. From November 2010 to April 2013, he was President of the former Network Centric Systems (NCS) business unit. Prior to joining Raytheon, Mr. Crowley spent 27 years in various management positions of increasing responsibility at Lockheed Martin Corporation, a global security and information technology company. From June 2010 to November 2010, Mr. Crowley served as chief operating officer of Lockheed Martin Corporation’s Aeronautics business unit and from May 2005 to June 2010, he served as executive vice president and general manager of the F-35 Joint Strike Fighter program. Age 52.

Lynn A. Dugle
Ms. Dugle has served as Vice President of Raytheon Company and President of the Intelligence, Information and Services (IIS) business unit since April 2013. In January 2015, Raytheon announced that Ms. Dugle would be retiring from the Company and David C. Wajsgras would succeed Ms. Dugle as President of the IIS business unit effective March 2, 2015. From January 2009 to April 2013, she was Vice President and President of the former Intelligence and Information Systems business unit. From June 2008 to December 2008, she was Vice President and Deputy General Manager of the former Intelligence and Information Systems business unit. From April 2004 to June 2008, she served as Vice President, Engineering, Technology and Quality for the former NCS business unit. Prior to rejoining Raytheon in April 2004, Ms. Dugle held a wide range of officer-level positions with ADC Communications, Inc., a global provider of network infrastructure products and services. Age 55.

Richard A. Goglia
Mr. Goglia has served as Vice President and Treasurer since January 1999. In February 2015, Raytheon announced that Mr. Goglia would be retiring from the Company effective March 31, 2015. From August 2006 to May 2009, Mr. Goglia also served as Vice President-Corporate Development. Prior to joining Raytheon in March 1997, Mr. Goglia spent 16 years in various financial and management positions at General Electric Company, a diversified technology, media and financial services company, and General Electric Capital Corporation where his last position was Senior Vice President-Corporate Finance. Age 63.

Frank R. Jimenez
Mr. Jimenez has served as Vice President and General Counsel since January 2015. Prior to joining Raytheon, Mr. Jimenez served as General Counsel, Secretary and Managing Director, Corporate Affairs of Bunge Limited, a leading global agribusiness and food company, from July 2012 to January 2015. From 2011 to 2012, he served as Senior Vice President, General Counsel and Corporate Secretary at Xylem Inc., a global water technology company spun off from ITT Corporation in 2011. From 2009 to 2011, he served as Vice President and General Counsel of ITT Corporation. From 2006 to 2009, he served as General Counsel of the U.S. Department of the Navy. He has held a variety of other positions in government, including Deputy General Counsel (Legal Counsel) for the U.S. Department of Defense and Chief of Staff at the U.S. Department of Housing and Urban Development, as well as Deputy Chief of Staff and Acting General Counsel to the Governor of Florida. Age 50.

Thomas A. Kennedy
Dr. Kennedy has served as Chairman of the Board since October 2014, Chief Executive Officer since April 2014 and a Director since January 2014. From April 2013 to March 2014, he served as Executive Vice President and Chief Operating Officer of Raytheon Company. From June 2010 to March 2013, he served as Vice President and President of the Integrated Defense Systems (IDS) business unit. From July 2007 to June 2010, he was Vice President of the Tactical Airborne Systems product line within the Space and Airborne Systems (SAS) business unit, and from May 2003 to July 2007, he was Vice President of the Mission System Integration product line within the SAS business unit. Dr. Kennedy joined Raytheon in 1983 and has held positions of increasing responsibility as a new business leader and program manager for several radar and electronic warfare systems development programs. Age 59.

Taylor W. Lawrence
Dr. Lawrence has served as Vice President of Raytheon Company and President of the Missiles Systems (MS) business unit since July 2008. Dr. Lawrence joined Raytheon in April 2006 and until July 2008, he served as Vice President, Engineering, Technology and Mission Assurance. From August 2001 to April 2006, Dr. Lawrence was sector vice president and general manager, C4ISR & Space Sensors Division for Northrop Grumman Electronic Systems. From March 1999 to August 2001, Dr. Lawrence was vice president, Products and Technology for Northrop Grumman’s Systems Development & Technology Division. Before joining Northrop Grumman, Dr. Lawrence served as the staff director for the Select Committee on Intelligence for the U.S. Senate and, previously, as deputy director, Information Systems Office of the Defense Advanced Research Projects Agency. Age 51.

Randa G. Newsome
Ms. Newsome was elected as Vice President of Human Resources and Global Security effective January 2015. From April 2013 to December 2014, she was Vice President of Human Resources and Security for Raytheon’s IDS business unit. From December 2008 to April 2013, she was Vice President of Human Resources and Security for the former Technical Services business. From May 2004 to December 2008, Ms. Newsome was Director of Organization Performance and Talent Management for the former Intelligence and Information Systems business. Ms. Newsome joined Raytheon in 2001 as a human resources manager for the former Network Centric Systems business, after holding various assignments of increasing responsibility at Lockheed Martin Corporation. Age 49.

Anthony F. O'Brien
In January 2015, Raytheon announced that Mr. O’Brien was elected as Vice President and Chief Financial Officer effective March 2, 2015, succeeding David C. Wajsgras, who was elected to serve as President of Raytheon's IIS business effective March 2, 2015. Mr. O’Brien has served as Vice President and Chief Financial Officer of Raytheon’s IDS business unit since March 2008. Mr. O’Brien joined Raytheon in 1986 and has held numerous finance positions of increasing responsibility with the Company over the course of his 29-year career, including Vice President of Finance and the senior finance executive responsible for Raytheon Airline Aviation Services and Raytheon’s International Landed Companies, and Chief Financial Officer for Raytheon Aircraft Company. Age 50.

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

Jay B. Stephens
Mr. Stephens has served as Senior Vice President and General Counsel since October 2002. In December 2006, he also was elected as Secretary of the Company. In December 2014, Raytheon announced that Mr. Stephens would serve as Senior Vice President and Secretary of the Company upon the appointment of a new General Counsel and until his retirement from the Company. From January 2002 to October 2002, Mr. Stephens served as Associate Attorney General of the United States. From 1997 to 2002, Mr. Stephens was Corporate Vice President and Deputy General Counsel for Honeywell International, Inc. (formerly AlliedSignal, Inc.). From 1993 to 1997, he was a partner in the Washington office of the law firm of Pillsbury, Madison & Sutro (now Pillsbury Winthrop Shaw Pittman LLP). Mr. Stephens served as United States Attorney for the District of Columbia from 1988 to 1993. From 1986 to 1988, he served in the White House as Deputy Counsel to the President. Mr. Stephens currently serves on the Board of the New England Legal Foundation, the Atlantic Legal Foundation, the Washington Legal Foundation, and the National Association of Former United States Attorneys. Age 68.

David C. Wajsgras
Mr. Wajsgras has served as Senior Vice President and Chief Financial Officer since March 2006. In January 2015, Raytheon announced that Mr. Wajsgras was elected to serve as President of the IIS business effective March 2, 2015, succeeding Lynn A. Dugle, who would be retiring from the Company. From August 2005 to March 2006, Mr. Wajsgras served as Executive Vice President and Chief Financial Officer of Lear Corporation, an automotive interior systems and components supplier. From January 2002 to August 2005, he served as Senior Vice President and Chief Financial Officer of Lear. Mr. Wajsgras joined Lear in September 1999 as Vice President and Controller. Age 55.

Michael J. Wood
Mr. Wood has served as Vice President, Controller and Chief Accounting Officer since October 2006. Prior to joining Raytheon, Mr. Wood held positions of increasing responsibility over a 16-year career at KPMG LLP, an accounting firm, including as an Audit Partner serving various aerospace and defense clients. Age 46.

Richard R. Yuse
Mr. Yuse has served as Vice President of Raytheon Company and President of the Space and Airborne Systems (SAS) business unit since March 2010. From May 2007 to March 2010, he was President of the former Technical Services (TS) business unit. From March 2007 to May 2007, Mr. Yuse was Vice President and Deputy General Manager of the former TS business unit, and from January 2006 to March 2007, he served as Vice President of the Integrated Air Defense product line of the IDS business unit. Mr. Yuse joined Raytheon in 1976 and has held positions of increasing responsibility on a variety of programs ranging from system architecture and design to flight test director and program manager. Age 63.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At February 9, 2015, there were 25,718 record holders of our common stock. Our common stock is traded on the New York Stock Exchange under the symbol “RTN”. For information concerning stock prices and dividends paid during the past two years, see "Note 16: Quarterly Operating Results (Unaudited)" within Item 8 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our equity compensation plans that authorize the issuance of shares of our common stock. This information is provided as of December 31, 2014.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(B) Weighted average exercise price of outstanding options, warrants and rights(2)	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	2,711,044	$36.69	6,990,805
Equity compensation plans not approved by stockholders	—	—	—
Total	2,711,044	$36.69	6,990,805

(1)
This amount includes 2,310,766 shares, which is the aggregate of the actual number of shares that will be issued pursuant to the 2012 Long-term Performance Plan (LTPP) awards and the maximum number of shares that may be issued upon settlement of outstanding 2013 and 2014 LTPP awards, including estimated dividend equivalent amounts. The shares to be issued pursuant to the 2012, 2013 and 2014 LTPP awards will be issued under the Raytheon 2010 Stock Plan (2010 Stock Plan). The material terms of the 2012, 2013 and 2014 LTPP awards are described in more detail in "Note 12: Stock-based Compensation Plans" within Item 8 of this Form 10-K. These awards, which are granted as restricted stock units, may be settled in cash or in stock at the discretion of the Management Development and Compensation Committee.

This amount also includes 398,778 shares that may be issued upon settlement of restricted stock units, generally issued to retirement-eligible and non-U.S. employees. The shares to be issued in settlement of the restricted stock units will be issued under the 2010 Stock Plan. The awards of restricted stock units generally vest one-third per year on the second, third and fourth anniversaries of the date of grant.

This amount also includes 1,500 shares issuable upon exercise of stock options granted under the Raytheon Company 1995 Stock Option Plan (1995 Stock Option Plan). The 1995 Stock Option Plan expired in March 2005 and no additional options may be granted pursuant to that plan.

(2)
Since restricted stock unit awards do not have an exercise price, the weighted average exercise price does not take into account the 2012, 2013 and 2014 LTPP awards and restricted stock units generally granted to non-U.S. employees.

Stock Performance Graph
The following chart compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2009 to the Standard & Poor’s (S&P) 500 Stock Index and the S&P Aerospace & Defense Index.

Total Return To Stockholders
(Includes reinvestment of dividends)

	Annual Return Percentage Years Ending
Company / Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Raytheon Common Stock	(8.00)	9.14	23.29	62.33	21.50
S&P 500 Index	15.06	2.11	16.00	32.39	13.69
S&P Aerospace & Defense Index	15.11	5.28	14.56	54.92	11.43

	Indexed Returns Years Ending
Company / Index	Base Period 12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Raytheon Common Stock	100	92.00	100.41	123.79	200.95	244.15
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
S&P Aerospace & Defense Index	100	115.11	121.19	138.83	215.08	239.67

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in Billions) of Shares that May Yet Be Purchased Under the Plans (2)
October (September 29, 2014–October 26, 2014)	43,683	$101.55	—	$1.6
November (October 27, 2014–November 23, 2014)	554,224	103.64	552,152	1.6
December (November 24, 2014–December 31, 2014)	403,425	106.62	401,052	1.5
Total	1,001,332	$104.75	953,204

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the fourth quarter of 2014 includes the surrender by employees of 48,128 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

FIVE-YEAR STATISTICAL SUMMARY

(In millions, except per share amounts and total employees)	2014	2013	2012	2011	2010
Results of Operations
Total net sales	$22,826	$23,706	$24,414	$24,791	$25,150
Operating income	3,179	2,938	2,989	2,830	2,613
Interest expense, net	203	198	192	158	114
Income from continuing operations	2,193	1,949	1,901	1,878	1,844
Income (loss) from discontinued operations, net of tax	65	64	(1)	18	35
Net income	2,258	2,013	1,900	1,896	1,879
Net income attributable to Raytheon Company	2,244	1,996	1,888	1,866	1,840
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$6.97	$5.96	$5.65	$5.22	$4.79
Diluted earnings per share attributable to Raytheon Company common stockholders	$7.18	$6.16	$5.65	$5.28	$4.88
Average diluted shares outstanding	312.6	324.2	334.2	353.6	377.0
Financial Position at Year-End
Cash and cash equivalents	$3,222	$3,296	$3,188	$4,000	$3,638
Short-term investments	1,497	1,001	856	—	—
Total current assets	10,292	9,816	9,246	9,309	8,822
Property, plant and equipment, net	1,935	1,937	1,986	2,006	2,003
Total assets	27,900	25,967	26,686	25,854	24,422
Total current liabilities	5,930	5,810	5,902	6,130	5,960
Long-term liabilities (excluding debt)	6,919	4,226	7,863	6,779	4,962
Long-term debt	5,330	4,734	4,731	4,605	3,610
Total equity	9,721	11,197	8,190	8,340	9,890
Cash Flow and Other Information
Net cash provided by (used in) operating activities from continuing operations	$2,064	$2,382	$1,951	$2,102	$1,892
Net cash provided by (used in) investing activities from continuing operations	(1,322)	(473)	(1,523)	(1,083)	(535)
Net cash provided by (used in) financing activities	(936)	(1,797)	(1,246)	(694)	(411)
Bookings	24,052	22,132	26,504	26,555	24,449
Total backlog	33,571	33,685	36,181	35,312	34,551
Dividends declared per share	$2.42	$2.20	$2.00	$1.72	$1.50
Total employees from continuing operations	61,000	63,000	67,800	71,000	72,400

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Introduction
Raytheon Company develops technologically advanced and integrated products, services and solutions in our core markets: sensing; effects; command, control, communications and intelligence (C3I); and mission support, as well as cyber and information security. We serve both domestic and international customers, as both a prime contractor and subcontractor on a broad portfolio of defense and related programs primarily for government customers.

We operate in four business segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); and Space and Airborne Systems (SAS). For a more detailed description of our segments, see “Business Segments” within Item 1 of this Form 10-K.

In this section, we discuss our industry and how certain factors may affect our business, key elements of our strategy, and how our financial performance is assessed and measured by management.

Industry Considerations

Domestic Considerations
Faced with significant budget pressures, in recent years, the U.S. Government has implemented reductions in government spending, including reductions in appropriations for the U.S. Department of Defense (DoD) and other federal agencies, pursuant to the Budget Control Act of 2011 (BCA), as amended by the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013. Pursuant to the terms of the BCA, a sequestration went into effect in March 2013 resulting in a 7.8% reduction to the DoD budget for fiscal year (FY) 2013 to $495.5 billion, excluding funding for military personnel. The DoD budget was approximately $496 billion in FY 2014 and remains at a similar level in FY 2015. The DoD base budget excludes funding for overseas contingency operations, such as Afghanistan, Iraq and Syria, which are appropriated separately and are not currently subject to the BCA.

Under the BCA, funding for the DoD base budget is expected to increase very modestly to approximately $500 billion for FY 2016. In the years beyond FY 2016, the BCA permits annual increases for DoD base budget funding of about 2.4% with such caps remaining in force through FY 2023. The Administration has publicly signaled its intent to submit DoD budget requests that are significantly higher than the BCA caps, as it did in submitting the FY 2016 budget request and the associated FY 2016 FYDP on February 2, 2015 with all years exceeding the caps under the BCA. Such levels of DoD budget funding would require the Congress to enact legislation to raise the BCA caps. In the event DoD appropriations exceed the BCA caps in any fiscal year through FY 2023, across-the-board sequestration would go into effect, as occurred in 2013.

Consequently, the DoD’s overall future spending levels remain uncertain and we are unable to specifically predict potential changes to future DoD budgets on our programs and the effect that the foregoing would have on our future financial performance and outlook. The impact of sequestration on our 2013 and 2014 total net sales was less in each case than the FY 2013 7.8% reduction noted above due to our international business, our position relative to critical DoD priorities and mission areas, and the length of time that it takes for sequestration reductions to impact future contracts. We believe that the risk of future impacts would similarly be balanced due to our focus on expanding further into international, civil and commercial markets that naturally extend from our core capabilities. However, in the event that BCA funding levels continue, or if other actions are taken to significantly reduce the DoD budget, it is possible that such reductions and related cancellations or delays affecting our existing contracts or programs could have a significant impact on the operating results of our business.

U.S. Government appropriations have and likely will continue to be affected by larger U.S. Government budgetary issues and related legislation. When a formal appropriation bill has not been signed into law before the end of the fiscal year, Congress may pass a Continuing Resolution (CR) that authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year, but typically does not authorize new spending initiatives during this period. If Congress fails to enact a CR, the U.S. Government may shut down, which likely would result in the closure of government offices and furlough of government workers, as well as impact the availability of funds to pay its contractors for work performed. In addition, if the national debt reaches the statutory debt ceiling, which is currently expected to occur in the first half of 2015, the Congress must enact legislation to increase the statutory debt ceiling. If the Congress fails to do so, then the U.S. Government may default on its debts, which would likely have a material adverse effect on the global financial markets.

With respect to U.S. defense priorities, the DoD conducted a Strategic Choices and Management Review (SCMR) in 2013 to provide its leadership with various options to meet the DoD’s strategic objectives in light of sequestration and the budgetary uncertainty the DoD faces. As a result of the SCMR, the DoD reiterated its commitment to the strategic guidance issued in January 2012 regarding its priorities through 2019 and possibly beyond. The 2012 DoD guidance identified the primary missions of the U.S. armed forces and the capabilities expected to be critical to future success, including intelligence, surveillance and reconnaissance (ISR), missile defense, electronic warfare, unmanned systems, special operations forces, interoperability with allied forces and cybersecurity. The SCMR acknowledged that under decreased spending levels due to sequestration, the DoD would not meet all of its strategic objectives, but did not identify the impacted specific objectives nor the extent to which they would not be met. These priorities and acknowledgement of not meeting certain objectives were largely reaffirmed in both the DoD’s 2014 Quadrennial Defense Review (QDR), a congressionally-mandated report that addresses the DoD’s long-term strategies and priorities, and the July 2014 review by the National Defense Panel, a bi-partisan group of senior civilians and military officers appointed by Congress to review the QDR.

U.S. Government sales, excluding foreign military sales, accounted for 70% of our total net sales in 2014. Our principal U.S. Government customer is the DoD. Given the current budget environment, including the elements noted above, future domestic defense spending levels are difficult to predict. A number of additional factors potentially impacting the DoD budget include the following:

-	External threats to our national security, including potential security threats posed by terrorists, emerging nuclear states and other countries;

-	Support for on-going operations overseas, including countering terrorism, which will require funding above and beyond the DoD base budget for their duration;

-	Cost-cutting measures implemented by the DoD, such as the “Better Buying Power" initiative, to ensure more efficient use of its resources in order to sufficiently fund its highest priorities;

-
Priorities of the Administration and the Congress, including but not limited to deficit reduction, which could result in changes in the overall DoD budget and various allocations within the DoD budget; and

-	The overall health of the U.S. and world economies and the state of governmental finances.

Although future defense spending levels are uncertain due to the BCA, among other factors, we expect the DoD to continue to prioritize and protect the key capabilities required to execute its strategy, including ISR, cybersecurity, missile defense, electronic warfare, unmanned systems, special operations forces and interoperability with allied forces. We believe those priorities are well aligned with our product offerings, technologies, services and capabilities.

With respect to other domestic customers beyond the DoD, we have contracts with a wide range of U.S. Government agencies, including the Department of Justice (DoJ), the Department of State, the Department of Energy, the Intelligence Community, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA) and the Department of Homeland Security (DHS). Similar to the budget environment for the DoD, we expect the Administration to take the spending limits imposed by the BCA into account when determining spending priorities for these agencies. Our relationship with these agencies generally is determined more by specific program requirements than by a direct correlation to the overall funding levels for these agencies; however, further changes in government spending priorities may adversely impact these specific programs. We also have contracts with various state and local government agencies that also are subject to budget constraints and conflicts in spending priorities.

We currently are involved in over 15,000 contracts, with no single contract accounting for more than 5% of our total net sales in 2014. Although we believe our diverse portfolio of programs and capabilities is well suited to a changing defense environment, we face numerous challenges and risks, as discussed above. For more information on the risks and uncertainties that could impact the U.S. Government's demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

International Considerations
In 2014, our sales to customers outside of the U.S. accounted for 29% of our total net sales (including foreign military sales through the U.S. Government). Internationally, the growing threat of additional terrorist activity, cyber threats, emerging nuclear states, long-range missiles and conventional military threats have led to an increase in demand for defense systems and services and other security solutions. In North Asia, both short- and long-term regional security concerns are increasing demand for air and missile defense, air/naval modernization, and maritime security. In the Middle East and North Africa, threats from state and emerging non-state actors are increasing demand for air and missile defense, air/land/naval force modernization, precision engagement, ISR, maritime and border security, and cybersecurity solutions. Given such threat environments, we expect our customers to continue to prioritize security investments even if their budgets are impacted by volatile short-term energy prices. In South and Central America, economic growth in certain developing countries is being accompanied by an increase in defense spending. While this region has traditionally been a smaller market for U.S.-based defense contractors, defense spending in such region is likely to grow at rates faster than those of other regions in the future and attract more U.S.-based suppliers. In Europe, nations continue to manage downward pressure on defense spending as their governments grapple with regional economic challenges and reprioritize accordingly. While these economic challenges may continue to restrain and even reduce the defense budgets of certain European nations, others have made commitments to increase spending in response to recent geopolitical events and conflicts in Eastern Europe and the resulting uncertainty and security threat environment. Based on the foregoing, we expect that European nations will continue to seek advanced air and missile defense capabilities. Overall, we believe many international defense budgets have the potential to grow and to do so at a faster rate than the U.S. defense budget.

International customers have and are expected to continue to adopt defense modernization initiatives similar to the DoD. We believe this trend will continue as many international customers are facing threat environments similar to that of the U.S. and they are looking for advanced weapons and sensor systems. Alliance members also wish to assure their forces and systems will be interoperable with U.S. and North Atlantic Treaty Organization (NATO) forces. However, international demand is sensitive to changes in the priorities and budgets of international customers and geopolitical uncertainties, which may be driven by changes in threat environments, volatility in worldwide economic conditions, regional and local economic and political factors, U.S. foreign policy and other risks and uncertainties. For more information on the risks and uncertainties that could impact international demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

Our Strategy
The following are the broad elements of our strategy:

–	Build upon our areas of strength within our key mission areas;

–	Focus additional resources on emerging opportunities within the Department of Defense market;

–	Engage key countries as individual markets with multiple customers; and

–	Extend Raytheon's advanced cyber solutions beyond the U.S. Government into international and commercial markets.

Our Capabilities
We believe that our broad mix of technologies, domain expertise and key capabilities, our cost-effective, best-value solutions and the alignment of these strengths with customer needs position us favorably to grow and increase share in our core markets. Our core markets also serve as a solid base from which to expand into growth areas, such as cybersecurity, key mission areas and new customer relationships. We continually explore opportunities to leverage our existing capabilities, or develop or acquire additional ones, to expand into growth markets.

Sensing—Sensing encompasses technologies that acquire precise situational data across air, space, ground and underwater domains and then generate the information needed for effective battlespace decisions. Our Sensing technologies span the full electromagnetic spectrum, from traditional radio frequency (RF) and electro-optical (EO) to wideband, hyperspectral and acoustic sensors. We leverage our sensing technologies to provide a broad range of capabilities and to expand into growth markets, including multi-function sensors that can perform multiple missions for our customers.

Effects—Effects achieve specific military actions or outcomes, from small-unit force protection to theater/national missile defense. The missions may be achieved by kinetic means, electronic warfare, directed energy or information operations. Our Effects capabilities include advanced airframes and missiles, electronic warfare, multiple sensor seekers, targeting, net-enabled systems, multi-dimensional effects, and directed energy, particularly high-energy lasers.

Command, Control, Communication and Intelligence (C3I)—C3I systems provide integrated real-time support to decision-makers on and off the battlefield, transforming raw data into actionable intelligence. Our C3I capabilities include situational awareness, guidance and navigation systems, persistent surveillance, communications, mission planning, battle management command and control, intelligence and analysis, and integrated ground solutions. They also include similar capabilities such as command, control, communication, computers and intelligence (C4I). We expect to continue to grow our market presence in C3I and expand our knowledge management and discovery capabilities.

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

Cyber—We continue to both enhance our capabilities in the cyber market and leverage the capabilities of the fourteen cyber acquisitions made since 2007. We provide cyber capabilities to the Intelligence Community, the DoD, other defense and civil global customers, and commercial markets. In addition, we embed information assurance capabilities in our products and our IT infrastructure. In 2014, we acquired Blackbird Technologies, a leading provider of persistent surveillance, secure tactical communications and cybersecurity solutions to the Intelligence Community and special operations market. We believe cyber is a strong growth market, offering Raytheon the potential to leverage our extensive capabilities, to enhance existing customer relationships, to develop new customer relationships, and to grow and scale our cyber business.

Key Mission Areas—We emphasize our capabilities in key mission areas of enduring importance to our customers. These key mission areas include missile defense, ISR and electronic warfare. In a budget-constrained domestic environment, customers are increasingly seeking cost-effective mission solutions. These solutions can take the form of new electronics or electronic upgrades, but draw on our market focus area capabilities, deep domain expertise and system architecture skills. We continue to explore opportunities to make these affordable solutions more readily available to our international customers, including through enhanced design for export and releasability.

International Growth
Because of the breadth of our offerings, our systems integration capability, the value of our solutions and our strong legacy in the international marketplace, we believe that we are well positioned to continue to grow our international business. As discussed under “International Considerations,” we believe demand continues to grow for solutions in air and missile defense, precision engagement, naval systems integration, ISR, and cybersecurity. As a result we continue to enhance our focus on global growth through increased investment in our offered solutions in existing and new international markets. Such investment includes the allocation of additional time and resources for in-country development in connection with existing, and in pursuit of new, opportunities. In addition, as coalition forces increasingly integrate military operations worldwide, we believe that our capabilities in network-enabled operations will continue to be a key discriminator in these markets. Although we believe our international business is well positioned to continue to grow, we recognize that we face substantial competition from both U.S. companies and other competitors in international markets as well as the challenge of changing budget priorities, overall spending pressures and the timing of contract awards.

(In millions)	2014	2013	2012
International sales(1)	$6,541	$6,446	$6,232
International bookings	8,362	6,604	5,979

(1)	Includes foreign military sales through the U.S. Government.

Focus on the Customer and Execution
Our customer focus continues to be a critical part of our strategy—underpinned by a focus on performance, relationships and solutions. Performance means being able to meet customer commitments which is ensured through strong processes, metrics and oversight. We maintain a “process architecture” that spans our four businesses and our broad programs and pursuits. It consists of enterprise-wide processes and systems such as our Integrated Product Development System (IPDS), which assures consistency of evaluation and execution at each step in a program's life-cycle; Product Data Management (PDM), which is our business system software for engineering; Achieving Process Excellence (APEX), which is our SAP business system software for accounting, finance and program management; Process Re-Invention Integrating Systems for Manufacturing (PRISM), which is our SAP software for manufacturing operations; Advanced Company Estimating System (ACES), which is our cost proposal system; and Raytheon Enterprise Supplier Assessment (RESA) tool for Supply Chain Management. These processes and systems are linked to an array of front-end and back-end metrics. With this structure, we are able to track results and be alerted to potential issues through numerous oversight mechanisms, including operating reviews and annual operating plan reviews.

We are also continuing to build strong customer relationships by working with them as partners and including them on Raytheon Six SigmaTM teams to jointly improve their programs and processes. We are increasingly focused on responding to our customers' changing requirements with rapid and effective solutions to real-world problems. In recognition of our customers' constraints and priorities, we also continue to drive various cost reductions across the Company by continuing to focus on enterprise collaboration and improving productivity and strong execution throughout our programs. We have worked to reduce costs across the Company, improve efficiencies in our production facilities, and continue to increase value through Raytheon Six SigmaTM, the implementation of lean processes, reduced cycle times and strategic supply chain initiatives, in addition to other initiatives.

FINANCIAL SUMMARY
We use the following key financial performance measures to manage our business on a consolidated basis and by business segment, and to monitor and assess our results of operations:

–	Bookings—a forward-looking metric that measures the value of firm orders awarded to us during the year;

–	Net Sales—a growth metric that measures our revenue for the current year;

–	Operating Income—a measure of our profit from continuing operations for the year, before non-operating expenses, net and taxes; and

–	Operating Margin—a measure of our operating income as a percentage of total net sales.

(In millions, except for percentages)	2014	2013	2012
Bookings	$24,052	$22,132	$26,504
Total backlog	33,571	33,685	36,181
Total net sales	22,826	23,706	24,414
Total operating income(1)	3,179	2,938	2,989
Total operating margin	13.9%	12.4%	12.2%
Operating cash flow from continuing operations	$2,064	$2,382	$1,951

(1)	Includes FAS/CAS Adjustment, described below in Critical Accounting Estimates, of $286 million of income, and $249 million and $255 million of expense in 2014, 2013 and 2012, respectively.

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

In addition, we maintain a strong focus on program execution and the prudent management of capital and investments in order to maximize operating income and cash. We pursue a capital deployment strategy that balances funding for growing our business, including working capital, capital expenditures, acquisitions and research and development; prudently managing our balance sheet, including debt repayments and pension contributions; and returning cash to our shareholders, including dividend payments and share repurchases.

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

Net EAC adjustments had the following impact on our operating results:

(In millions, except per share amounts)	2014	2013	2012
Operating income	$513	$557	$613
Income from continuing operations attributable to Raytheon Company	333	362	398
Diluted EPS from continuing operations attributable to Raytheon Company	$1.07	$1.12	$1.19

Other Revenue Methods—To a much lesser extent, we enter into other types of contracts such as service, commercial, or software and licensing arrangements. Revenue under fixed-price service contracts not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment, and under commercial contracts, generally is recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and collectability is reasonably assured. Costs on fixed-price service contracts are expensed as incurred, unless they otherwise qualify for deferral. There were no costs deferred on fixed price service contracts at December 31, 2014 and December 31, 2013. We recognize revenue on contracts to sell software when evidence of an arrangement exists, the software has been delivered and accepted by the customer, the fee is fixed or determinable, and collection is probable. For software arrangements that include multiple elements, including perpetual software licenses and undelivered items (e.g., maintenance and/or services; subscriptions/term licenses), we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (VSOE) of the fair value of the undelivered elements, and recognize revenue on the perpetual license using the residual method. We base VSOE of each element on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, we recognize the entire arrangement fee ratably over the applicable performance period. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Additionally, royalty revenue is recognized when earned.
We apply the separation guidance under GAAP for contracts with multiple deliverables. We analyze revenue arrangements with multiple deliverables to determine if the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we allocate the consideration we receive among the separate units of accounting based on their relative selling prices, which we determine based on prices of the deliverables as sold on a stand-alone basis, or if not sold on a stand-alone basis, the prices we would charge if sold on a stand-alone basis. We recognize revenue for each deliverable based on the revenue recognition policies described above.

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

Pension and other postretirement benefits costs are allocated to our contracts as allowed costs based upon the U.S. Government Cost Accounting Standards (CAS). The CAS requirements for pension and other postretirement benefits costs differ from the Financial Accounting Standards (FAS) requirements under GAAP. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense to be recoverable under our expected future contract activity, and therefore did not defer any FAS expense for pension and other postretirement benefit plans in 2012–2014. This resulted in $286 million of income, and $249 million and $255 million of expense in 2014, 2013 and 2012, respectively, reflected in our consolidated results of operations as the difference between CAS and FAS requirements for our pension and other postretirement benefits plans in those years.

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

On December 27, 2011, the CAS Pension Harmonization Rule (CAS Harmonization) was published in the Federal Register. The rule impacts pension costs on contracts beginning in 2013 and was effective for forward pricing purposes since February 27, 2012. The rule intends to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. The rule shortened the CAS amortization period for gains and losses from 15 to 10 years and requires the use of a discount rate based on high quality corporate bonds, consistent with PPA, to measure liabilities in determining the CAS pension expense. While the change in amortization period was applicable in 2013, there is a transition period for the impact of the change in liability measurement method of 0% in 2013, 25% in 2014, 50% in 2015, 75% in 2016 and 100% in 2017. CAS Harmonization increases pension costs under CAS and increases the FAS/CAS Adjustment to income in 2014 and beyond primarily due to the liability measurement transition period included in the rule. Because the pension cost increases occur primarily in 2014 and beyond, the impact to our contracts in existence prior to February 27, 2012 was not material. Furthermore, because CAS Harmonization is a mandatory change in cost accounting for government contractors, we may be entitled to an equitable adjustment for some portion of the increase in costs on contracts which we are currently negotiating with the government.

In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision adjusts the 24-month average high quality corporate bond rates used to determine the PPA funded status so that they are within a floor and cap, or “corridor,” based on the 25-year average of corporate bond rates. The STE Act gradually phases out this interest rate provision beginning in 2013. In August 2014, the pension provisions of the STE Act were extended as part of the Highway and Transportation Funding Act of 2014 (HATFA). As a result, the interest rates used to determine PPA funded status will continue to be adjusted within a “corridor” and do not begin to phase out until 2018. The HATFA impacts CAS expense as well because CAS Harmonization incorporates the PPA interest rate into CAS calculations.

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

The long-term ROA represents the average rate of earnings expected over the long term on the assets invested to provide for anticipated future benefit payment obligations. The long-term ROA used to calculate net periodic pension cost is set annually at the beginning of each year. Given the long-term nature of the ROA assumption, which we believe should not be solely reactive to short-term market conditions that may not persist, we expect the long-term ROA to remain unchanged unless there are significant changes in our investment strategy, the underlying economic assumptions, or other major factors. To establish our long-term ROA assumption, we employ a “building block” approach. As part of our annual process for determining whether it is appropriate to change our long-term ROA assumption, we first review the existing long-term ROA assumption against a statistically determined reasonable range of outcomes. For purposes of determining the long-term ROA assumption for 2014 and prior, we considered this range to be between the 25th and 75th percentile likelihood of achieving a long-term return over future years (consistent with Actuarial Standard of Practice No. 27 in effect at the time). Therefore, it is less than 25 percent likely that the long-term return of the pension plan would fall below or above the 25th and 75th percentiles points, respectively (i.e., it is 50 percent likely that the long-term return of the pension plan will be within the 25th and 75th percentile range). The building block approach and the reasonable range of outcomes are based upon our asset allocation assumptions and long-term capital market assumptions. Such assumptions incorporate the economic outlook for various asset classes over short- and long-term periods and also take into consideration other factors, including historical market performance, inflation and interest rates. The reasonable range of long-term returns that was used to validate the long-term ROA assumption for the calculation of the net periodic benefit cost for 2014, 2013 and 2012, are shown below.

Percentile	2014	2013	2012
25th	5.53%	5.62%	6.15%
75th	9.65%	9.41%	9.84%

Our long-term domestic ROA of 8.75% fell between the 60th–65th percentile, 65th–70th percentile and 60th–65th percentile of the reasonable range for 2014, 2013 and 2012, respectively. The 50th percentile of the reasonable range used to develop each of the 2014, 2013 and 2012 long-term ROA was 7.59%, 7.51% and 7.99%, respectively.

Once our long-term ROA has been determined, we review historical averages and patterns of returns to confirm reasonability of our long-term ROA assumption compared to past results. While history is not solely indicative of future market expectations, it does provide insight into general historical trends and long-term asset performance. In validating the 2014 long-term ROA assumption, we reviewed our pension plan asset performance since 1986. Our average annual actual rate of return since 1986 of 9.19%, determined on an arithmetic basis, exceeds our estimated 8.75% assumed return. Arithmetic annual averages represent the simple average returns over independent annual periods, whereas geometric returns reflect the compound average returns of dependent annual periods. The average annual actual return on a geometric basis for the same period was 8.50%. In addition, the actual annual returns have exceeded our long-term ROA assumption of 8.75% in six of the past ten years. Because our 2014 long-term ROA assumption of 8.75% for our domestic pension plans was within the reasonable range and our historical trends and averages did not indicate a trend or pattern of returns significantly above or below our existing assumption, we determined our long-term ROA assumption for our domestic pension plans in 2014 would remain at 8.75%, consistent with our 2013 assumption.

In September 2013, the Actuarial Standards Board issued a revision to the Actuarial Standard of Practice No. 27, Selection of Economic Assumptions for Measuring Pension Obligations (ASOP 27), that replaced the explicit reference to the best estimate range concept with the selection of a reasonable assumption that considers multiple criteria including the purposes of measurement, the actuary’s professional judgment, historical and current economic data and estimates of future experience and has no significant bias. The revised standard is effective for assumptions established on or after September 30, 2014. As a result of the revised standard, we continue to evaluate our long-term ROA assumption against a reasonable range of possible outcomes but have modified that range to be between the 35th to 65th percentile likelihood of achieving a long-term return over future years. We believe that continuing to validate our ROA assumption within a reasonable range that is narrowed to the 35th to 65th percentiles ensures an unbiased result while also ensuring that the ROA assumption is not solely reactive to short-term market conditions that may not persist, and is consistent with external actuarial practices.

In the fourth quarter of 2014, we reduced our long-term target allocation for equities and increased our target allocation for fixed income within the investment policy allocations established by our Investment Committee in order to reduce the overall exposure to equity volatility. This change in asset allocation reduced the range of reasonable outcomes that we use to evaluate our long-term ROA assumption and we determined that the historical assumption of 8.75% no longer fell within this range. To develop our 2015 long-term ROA assumption, we employed a building block approach. Under this building block method, the overall expected investment return equals the weighted average of the individual expected return for each asset class based on the target asset allocation and the long-term capital market assumptions. The expected return for each asset class is composed of inflation plus a risk-free rate of return, plus an expected risk premium for that asset class. The resulting return is then adjusted for administrative, investment management and trading expenses as well as recognition of alpha for active management. The building block approach resulted in a long-term ROA assumption of 8.0% for 2015. To validate this assumption we compared the result against the reasonable range of outcomes and confirmed that the 8.0% result falls between the 55th and 60th percentile of the reasonable range for 2015 with the 50th percentile at 7.37%. We also assessed this result against an approximation of what our historical asset performance may have been since 1986 using the updated target allocation and have concluded that the average return would likely have been equal to or greater than 8.0% for that time period. Based upon our application of the building block approach and our review of the resulting assumption against the 35th to 65th reasonable range, and an analysis of our historical results, we have established a 2015 long-term ROA assumption of 8.0% and have determined that the new assumption is reasonable and consistent with the provisions of ASOP 27. If we significantly change our long-term investment allocation or strategy, or if there is a significant change in the economic assumptions, then our long-term ROA assumption could change in the future.

Our domestic pension plans’ actual rates of return were approximately 6%, 15% and 12% for 2014, 2013 and 2012, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses.

The investment policy asset allocation ranges for our domestic pension plans, as set by our Investment Committee, for the year ended December 31, 2014 were as follows:

Asset Category
Global equity (combined U.S. and international equity)	40%–60%
U.S. equities	25%–40%
International equities	15%–25%
Fixed-income securities	25%–40%
Cash and cash equivalents	1%–10%
Private equity and private real estate	3%–20%
Other (including absolute return funds)	5%–20%

Our long-term ROA assumptions for foreign Pension Benefits plans are based on the asset allocations and the economic environment prevailing in the locations where the Pension Benefits plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our Pension Benefits plans.

The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle our pension and other postretirement benefit obligations. The discount rate assumption is determined by using a theoretical bond portfolio model consisting of bonds rated AA or better by Moody’s for which the timing and amount of cash flows approximate the estimated benefit payments for each of our pension plans. The discount rate assumption for our domestic pension plans at December 31, 2014 is 4.08%, which represents a weighted-average discount rate across our plans, compared to the December 31, 2013 discount rate of 5.08% as a result of the bond environment at December 31, 2014.

CAS Expense—In addition to providing the methodology for calculating pension costs, CAS also prescribes the method for assigning those costs to specific periods. While the ultimate liability for pension costs under FAS and CAS is similar, the pattern of cost recognition is different. The key drivers of CAS pension expense include the funded status and the method used to calculate CAS reimbursement for each of our plans. Under the prior CAS rules, the discount rate used to measure liabilities was required to be consistent with the long-term ROA assumption, which changes infrequently given its long-term nature. In addition to certain other changes, CAS Harmonization requires contractors to compare the liability under the prior CAS methodology and assumptions to a liability using a discount rate based on high-quality corporate bonds, and use the greater of the two liability calculations in developing CAS expense. In addition, unlike FAS, we can only allocate pension costs for a plan under CAS until such plan is fully funded as determined under CAS requirements. When the estimated future CAS pension costs increase, the estimated CAS cost allocated to our contracts in the future increases.

Other FAS and CAS Considerations—An increase or decrease of 25 basis points in the discount rate assumption would have had the following approximate impacts on 2014 FAS pension results:

(In millions)
Impact of change in discount rate on net periodic benefit cost	$70
Impact of change in discount rate on benefit obligations	710

Changes in the high-quality corporate bond rate assumption could impact the CAS discount rate for purposes of determining CAS pension expense due to CAS Harmonization. However in 2014, the CAS pension expense was not impacted by this assumption due to the passage of HATFA which extended the provisions of pension funding relief as described above. The discount rate assumption will impact CAS pension expense in future periods as the provisions of HATFA phase out.

An increase or decrease of 25 basis points in the long-term ROA assumption would have had the following approximate impacts on 2014 FAS and CAS pension results:

(In millions)
FAS expense	$(45)
CAS expense	31
FAS/CAS Pension Adjustment	$(14)

A 25 basis point increase or decrease in our long-term ROA assumption would result in a decrease or increase to our FAS pension expense by approximately $45 million for 2014. In addition to the impact on our 2014 FAS/CAS Pension Adjustment, a portion of the $31 million change in CAS pension expense would also be allocated to fixed price contracts in backlog and would either increase or decrease the profit rate on those contracts at the time of such a change (i.e., a change in the long-term ROA assumption on January 1, 2014 would drive a change in estimated costs in EACs and related contract profit rates as of December 31, 2013). The contract impact resulting from the change in CAS pension expense is difficult to estimate because remaining performance periods can vary, the amount and timing of expected new awards (i.e., the proposals expected to be awarded in the year which will bear their allocated portion of the change in CAS pension expense), and our mix of fixed price and cost reimbursable contracts can change. Based on our contract profile at December 31, 2014, if we had 60 percent of our backlog in fixed price contracts, and they were on average 50 percent complete, with our actual new award profile for 2014, a 25 basis point change in our long-term ROA assumption at January 1, 2014 would drive approximately $7 million of aggregate total EAC adjustments at December 31, 2013. In addition, our fixed price contracts in backlog as of December 31, 2013 would have a lower profit rate in 2014, resulting in approximately $4 million impact as costs are incurred in that year on those contracts. The total impact on 2013 would be approximately $7 million driven by the aggregate EAC adjustments and the total impact on 2014 would be approximately $18 million (the FAS/CAS Pension Adjustment and the lower profit rate impact in 2014 on fixed price contracts in backlog at December 31, 2013). A change in our long-term ROA assumption would be subject to review by our government customer for reasonableness. Given our history of recovering changes to CAS pension expense, we expect the assumption change would be allocable and allowable, per regulatory guidelines, as long as the assumption is reasonable. The transition to CAS Harmonization may gradually reduce the impact that a change to the long-term ROA assumption will have on CAS pension expense in future years as CAS Harmonization is phased in (as discussed in more detail under the CAS Expense section above).

The impact of changing our long-term ROA for our domestic pension plans from 8.75% to 8.0% in 2015 is expected to increase our FAS expense by $140 million, increase our CAS expense by $40 million and decrease our FAS/CAS pension adjustment to income by $100 million in 2015. This CAS impact to 2015 varies from the theoretical impact to 2014 described above because the CAS impact in any one year depends on the actual change in the long-term ROA and is not linear. The CAS impact is primarily driven by whether the pre-CAS Harmonization methodology applies, which uses a discount rate based on the long-term ROA assumption, or the post-CAS Harmonization methodology applies, which uses a discount rate based on high-quality corporate bonds, and the corresponding relationship between the long-term ROA and the high-quality corporate bond rate. In addition, the timing of the change relative to the transition period for CAS Harmonization affects the CAS impact. The $40 million increase in our CAS expense in 2015 was included in our EACs and did not have a significant impact on our 2014 results based on our overall ending overhead positions.

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
For 2015 compared to 2014, we currently expect our FAS expense to increase more than our CAS expense resulting in a lower FAS/CAS Pension Adjustment to income. We expect the FAS/CAS Pension Adjustment to be approximately $200 million of income driven by the differences in the assumptions and the recognition period for gains and losses under FAS and CAS and CAS Harmonization and the impact of the change in our long-term ROA assumption, as described above. This expected increase in FAS and CAS expense is subject to our annual update, generally planned in the third quarter, of our actuarial estimate of the unfunded benefit obligation for both FAS and CAS for final census data. After 2015, the FAS/CAS Pension Adjustment is more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2014 and taking into account CAS Harmonization, which increases CAS expense in 2014 and beyond, we would expect our FAS/CAS Pension Adjustment to increase income in 2016.

Our pension and other postretirement benefits plans’ investments are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price when an active market exists. Investments in fixed-income securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in private equity and private real estate funds are estimated at fair market value, which primarily utilizes net asset values reported by the investment manager or fund administrator. We review independently appraised values, audited financial statements and additional pricing information to evaluate the net asset values. For the limited group of securities and other assets for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

The change in accumulated other comprehensive loss (AOCL) related to pension and other postretirement benefit plans was as follows:

(In millions)	2014	2013	2012
Beginning balance	$(7,923)	$(12,051)	$(10,776)
Amortization of net losses included in net income	898	1,161	950
Gain (loss) arising during the period	(4,412)	2,967	(2,225)
Ending balance	$(11,437)	$(7,923)	$(12,051)

The balance in AOCL related to our pension and other postretirement benefits plans is composed primarily of differences between changes in discount rates, differences between actual and expected asset returns, differences between actual and assumed demographic experience, and changes in plan provisions. Changes to our pension and other postretirement benefits obligation as a result of these variables are initially reflected in other comprehensive income. The deferred gains and losses are amortized and included in future pension expense over the average employee service period of approximately 10 years at December 31, 2014. The $4.4 billion in 2014 losses arising during the period were driven primarily by the decrease in the discount rate from 5.08% at December 31, 2013 to 4.08% at December 31, 2014, which had an impact of approximately $3.0 billion, and actual returns, which were lower than our expected return and had an impact of approximately $0.3 billion, as well as other actuarial factors including mortality. The mortality assumption is the basis for determining the longevity of our pension participants and the expected period over which they will receive pension benefits. A recent study released by the Society of Actuaries indicated that life expectancies have increased over the past several years and are longer than what was assumed by most existing mortality tables. Our pension obligation as of December 31, 2014 reflects a change in the underlying mortality assumption, which reflects improvements in life expectancy consistent with the Society of Actuaries study. Our pension obligation also reflects an increase in the expected rate of future longevity improvement taking into consideration data from multiple sources including the Society of Actuaries study and Social Security Administration data. These changes resulted in an increase in our projected benefit obligation of $0.6 billion as of December 31, 2014. The $3.0 billion in 2013 gains arising during the period were driven primarily by the increase in the discount rate from 4.15% at December 31, 2012 to 5.08% at December 31, 2013, which had an impact of approximately $2.4 billion and actual returns, which were higher than our expected return, which had an impact of approximately $1.1 billion partially offset by other actuarial factors. The $2.2 billion in 2012 losses arising during the period were driven primarily by the decrease in the discount rate from 5.00% at December 31, 2011 to 4.15% at December 31, 2012, which had an impact of approximately $2.0 billion.

Impairment of Goodwill
We evaluate our goodwill for impairment annually as of the first day of our fiscal fourth quarter and in any interim period in which circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business, significant decreases in federal government appropriations or funding for our contracts, or other significant adverse changes in industry or market conditions. We performed an interim goodwill impairment test and there was no indication of impairment. No events occurred during the periods presented that indicated the existence of an impairment with respect to our goodwill. We estimate the fair value of our reporting units using a discounted cash flow (DCF) model based on our most recent long-range plan in place at the time of our impairment testing, and compare the estimated fair value of each reporting unit to its net book value, including goodwill. We discount the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. The weighted-average cost of capital is comprised of the estimated required rate of return on equity, based on publicly available data for peer companies, plus an equity risk premium related to specific company risk factors, and the after-tax rate of return on debt, weighted at the relative values of the estimated debt and equity for the industry. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. When available and as appropriate, we also use comparative market multiples to corroborate our DCF model results. There was no indication of goodwill impairment as a result of our 2014 annual impairment analysis, as the fair values of each of our reporting units exceeded their respective net book values, including goodwill. Based on our 2014 impairment analysis, the reporting unit that was closest to impairment had a fair value in excess of net book value, including goodwill, of approximately 55%. All other factors being equal, a 10% decrease in expected future cash flows for that reporting unit would result in an excess of fair value over net book value of approximately 40%. Alternatively, all other factors being equal, a 100 basis point increase in the discount rate used in the calculation of the fair value of that reporting unit would result in an excess of fair value over net book value of approximately 35%. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

Total Net Sales
The composition of external net sales by products and services for each segment in 2014 was approximately the following:

External Net Sales by Products and Services (% of segment total external net sales)
	IDS	IIS	MS	SAS
Products	90%	50%	95%	90%
Services	10%	50%	5%	10%

				% of Total Net Sales
(In millions, except percentages)	2014	2013	2012	2014	2013	2012
Net sales
Products	$19,126	$19,855	$20,380	83.8%	83.8%	83.5%
Services	3,700	3,851	4,034	16.2%	16.2%	16.5%
Total net sales	$22,826	$23,706	$24,414	100.0%	100.0%	100.0%

Total Net Sales - 2014 vs. 2013—The decrease in total net sales of $880 million in 2014 compared to 2013 was primarily due to lower external net sales of $404 million at IDS and $267 million at MS. The decrease in external net sales at IDS was primarily due to lower net sales from the scheduled completion of certain production phases on various Patriot programs for international customers, lower net sales on a close combat tactical radar program due to planned decreases in production and lower net sales on a missile defense radar program for an international customer also due to planned decreases in production. The decrease in external net sales at IDS was partially offset by higher net sales from an international air defense system program awarded in the fourth quarter of 2013, higher net sales from an international

Patriot program awarded in the first quarter of 2014 and higher net sales from an international Patriot program awarded in the fourth quarter of 2014 driven primarily by previously deferred precontract costs. The remaining decrease at IDS was spread across numerous programs with no individual or common significant driver. The decrease in external net sales at MS was primarily due to lower net sales on land warfare systems programs driven principally by planned declines in production due to the U.S. Army budget environment.

Products and Services Net Sales - 2014 vs. 2013—The decrease in products net sales of $729 million in 2014 compared to 2013 was primarily due to lower external products net sales of $403 million at IDS and $263 million at MS, both driven principally by the programs described above. The decrease in services net sales of $151 million in 2014 compared to 2013 was primarily due to lower external services net sales at IIS of $111 million, driven principally by lower net sales on training programs supporting the U.S. Army's Warfighter FOCUS activities resulting from a decrease in customer-determined activity levels.

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

Products and Services Net Sales - 2013 vs. 2012—The decrease in products net sales of $525 million in 2013 compared to 2012 was primarily due to lower external products net sales of $306 million at SAS, principally driven by the programs and for the reasons described above. The decrease in services net sales of $183 million in 2013 compared to 2012 was primarily due to lower external services net sales of $207 million at IIS, principally driven by the training programs supporting the U.S. Army's Warfighter FOCUS activities and the NSF Polar program described above.

Sales to Major Customers—The following is a breakdown of net sales to major customers:

				% of Total Net Sales
(In millions, except percentages)	2014	2013	2012	2014	2013	2012
Sales to the U.S. Government(1)	$16,083	$17,019	$17,861	70%	72%	73%
Sales to the U.S. Department of Defense(1)	15,059	16,015	16,818	66%	68%	69%
Total international sales(2)	6,541	6,446	6,232	29%	27%	26%
Foreign direct commercial sales(1)	3,579	3,384	3,036	16%	14%	12%
Foreign military sales through the U.S. Government	2,962	3,062	3,196	13%	13%	13%

(1)	Excludes foreign military sales through the U.S. Government.

(2)	Includes foreign military sales through the U.S. Government.

As described above in Industry Considerations, U.S. defense spending levels are difficult to predict due to numerous factors, including U.S. Government budget appropriation decisions, geopolitical events and macroeconomic conditions.

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

				% of Total Net Sales
(In millions, except percentages)	2014	2013	2012	2014	2013	2012
Cost of sales
Products	$14,260	$15,292	$15,712	62.5%	64.5%	64.4%
Services	3,035	3,240	3,380	13.3%	13.7%	13.8%
Total cost of sales	$17,295	$18,532	$19,092	75.8%	78.2%	78.2%

Total Cost of Sales - 2014 vs. 2013—The decrease in total cost of sales of $1,237 million in 2014 compared to 2013 was primarily due to a $535 million change in the FAS/CAS Adjustment and lower external cost of sales of $271 million at MS and $233 million at IDS. The change in the FAS/CAS Adjustment was primarily driven by a $345 million decrease in our FAS pension expense and by a $189 million increase in our CAS pension expense, which is included in the results of each segment and generally recovered through pricing of our products and services to the U.S. Government. The changes in both our FAS expense and CAS expense are described in our Segment Results beginning on page 49. The decreases in external cost of sales at MS and IDS were driven principally by the activity on the programs described above in Total Net Sales.

Products and Services Cost of Sales - 2014 vs. 2013— The decrease in products cost of sales of $1,032 million in 2014 compared to 2013 was primarily due to $441 million of lower expense related to the FAS/CAS Adjustment described above and lower external products cost of sales of $272 million at MS and $229 million at IDS. The decreases in external products cost of sales at MS and IDS were principally driven by the programs described above in Total Net Sales. The decrease in services cost of sales of $205 million in 2014 compared to 2013 was primarily due to $94 million of lower expense related to the FAS/CAS Adjustment described above and lower external services cost of sales of $81 million at IIS, principally driven by activity on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels.

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

General and Administrative Expenses

				% of Total Net Sales
(In millions, except percentages)	2014	2013	2012	2014	2013	2012
Administrative and selling expenses	$1,852	$1,771	$1,882	8.1%	7.5%	7.7%
Research and development expenses	500	465	451	2.2%	2.0%	1.8%
Total general and administrative expenses	$2,352	$2,236	$2,333	10.3%	9.4%	9.6%

The increase in administrative and selling expenses of $81 million in 2014 compared to 2013 includes the $25 million of stock compensation expense associated with RSUs issued in 2014 as described below in Segment Results beginning on page 49. There was no other individual or common significant driver of the increase in administrative and selling expenses.

The decrease in administrative and selling expenses of $111 million in 2013 compared to 2012 was primarily due to a $36 million decrease in net state taxes allocated to our contracts, $34 million driven by the timing of bid and proposal expenses on various contract pursuits, and a $17 million decrease in marketing and selling expenses.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $41 million, $42 million and $78 million in 2014, 2013, and 2012, respectively.

The increase in research and development expenses of $35 million in 2014 compared to 2013 was primarily due to higher independent research and development activity related to electronic warfare technology. Research and development expenses in 2013 were relatively consistent in amount and as a percentage of total net sales with 2012.

Total Operating Expenses

				% of Total Net Sales
(In millions, except percentages)	2014	2013	2012	2014	2013	2012
Total operating expenses	$19,647	$20,768	$21,425	86.1%	87.6%	87.8%

The decrease in total operating expenses of $1,121 million in 2014 compared to 2013 was primarily due to the decrease in total cost of sales of $1,237 million, the primary drivers of which are described above in Total Cost of Sales.

The decrease in total operating expenses of $657 million in 2013 compared to 2012 was primarily due to the decrease in total cost of sales of $560 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

				% of Total Net Sales
(In millions, except percentages)	2014	2013	2012	2014	2013	2012
Total operating income	$3,179	$2,938	$2,989	13.9%	12.4%	12.2%

The increase in operating income of $241 million in 2014 compared to 2013 was due to the decrease in total operating expenses of $1,121 million, the primary drivers of which are described above in Total Operating Expenses, offset by the decrease in total net sales of $880 million, the primary drivers of which are described above in Total Net Sales.

The decrease in operating income of $51 million in 2013 compared to 2012 was due to the decrease in total net sales of $708 million, the primary drivers of which are described above in Total Net Sales, offset by the decrease in total operating expenses of $657 million, the primary drivers of which are described above in Total Operating Expenses.

Total Non-Operating (Income) Expense, Net

(In millions)	2014	2013	2012
Non-operating (income) expense, net
Interest expense	$213	$210	$201
Interest income	(10)	(12)	(9)
Other expense (income), net	(7)	(17)	18
Total non-operating (income) expense, net	$196	$181	$210

The increase in total non-operating (income) expense, net of $15 million in 2014 compared to 2013, was primarily due to a $10 million change in the fair value of marketable securities held in trust associated with certain of our non-qualified deferred compensation plans, due to net gains of $11 million in 2014 compared to a net gains of $21 million in 2013.

The decrease in total non-operating (income) expense, net of $29 million in 2013 compared to 2012, was primarily due to the $29 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in the fourth quarter of 2012.

Federal and Foreign Income Taxes

(In millions)	2014	2013	2012
Federal and foreign income taxes	$790	$808	$878

The decrease in federal and foreign income taxes of $18 million in 2014 compared to 2013 was primarily due to the tax benefit of the foreign dividend described below, offset by an increase in annual business income. The decrease in federal and foreign income taxes of $70 million in 2013 compared to 2012 was primarily due to timing of the settlement related to the 2006–2008 IRS audit examination cycle (2012 Tax Settlement).

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

Our effective tax rate, which is used to determine federal and foreign income tax expense, differs from the U.S. statutory rate due to the following:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	(1.1)	(1.8)	—
Tax settlements and refund claims	(0.5)	(0.8)	(0.8)
Domestic manufacturing deduction benefit	(2.7)	(2.1)	(1.9)
Tax benefit of foreign dividend	(2.8)	—	—
Other items, net	(1.4)	(1.0)	(0.7)
Effective tax rate	26.5%	29.3%	31.6%

Our effective tax rate reflects the 35% U.S. statutory rate adjusted for various permanent differences between book and tax reporting. In December 2014, Congress enacted legislation that retroactively reinstated the R&D tax credit for the 2014 tax year. In the fourth quarter of 2014, we recorded a full year benefit of approximately $30 million related to the 2014 R&D tax credit.

During 2014, the IRS completed its examination of the 2012 tax year, which completed all IRS examinations through the 2012 tax year. During 2013, the IRS completed its examination of our 2009 and 2010 tax years and we received final approval from the U.S. Congressional Joint Committee on Taxation (JCT) of a refund claim related to the 2011 tax year. During 2012, we received final approval from the IRS and the JCT on settlement for the 2012 Tax Settlement.

Our effective tax rate in 2014 was lower than the statutory federal tax rate primarily due to the tax benefit on the foreign dividend which decreased the rate by approximately 2.8%, the domestic manufacturing deduction which decreased the rate by approximately 2.7%, the reinstatement of the R&D tax credit which decreased the rate by approximately 1.1% and tax settlements and refunds which decreased the rate by approximately 0.5%. The remaining decrease of 1.4% is composed of various unrelated items which individually or collectively are not significant.

Our effective tax rate in 2013 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction which decreased the rate by approximately 2.1%, the R&D tax credit which decreased the rate by approximately 1.8%, and tax settlements and refunds which decreased the rate by approximately 0.8%. The remaining decrease of 1.0% is composed of various unrelated items which individually or collectively are not significant.

Our effective tax rate in 2012 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction which decreased the rate by approximately 1.9% and the 2012 Tax Settlement, which decreased the rate by approximately 0.8%. The remaining decrease of 0.7% is composed of various unrelated items which individually or collectively are not significant.

Our effective tax rate in 2014 was 2.8% lower than in 2013 primarily due to the tax benefit on the foreign dividend, which decreased the rate by approximately 2.8%, offset by the R&D tax credit which increased the rate by approximately 0.7%. The remaining decrease of 0.7% is composed of various unrelated items which individually or collectively are not significant.

Our effective tax rate in 2013 was 2.3% lower than in 2012 primarily due to the reinstatement of the R&D tax credit, which decreased the rate by approximately 1.8%. The remaining decrease of 0.5% is composed of various unrelated items which individually or collectively are not significant.

Income from Continuing Operations

(In millions)	2014	2013	2012
Income from continuing operations	$2,193	$1,949	$1,901

The increase in income from continuing operations of $244 million in 2014 compared to 2013 was primarily due to the $241 million increase in operating income, described above in Operating Income.

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

Income (Loss) from Discontinued Operations, Net of Tax

(In millions)	2014	2013	2012
Income (loss) from discontinued operations, net of tax	$65	$64	$(1)

Income (loss) from discontinued operations, net of tax in 2014 was relatively consistent with 2013. Included in income (loss) from discontinued operations, net of tax in 2014 was a gain of $52 million related to the resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under CAS 413 for previously divested operations as described below in Segment Results beginning on page 49.

The increase in income (loss) from discontinued operations, net of tax, of $65 million in 2013 compared to 2012 was primarily due to the favorable resolution of two separate tax matters related to our previously disposed commercial aircraft businesses.

Net Income

(In millions)	2014	2013	2012
Net income	$2,258	$2,013	$1,900

The increase in net income of $245 million in 2014 compared to 2013 was primarily due to the increase in income from continuing operations of $244 million described above in Income from Continuing Operations.

The increase in net income of $113 million in 2013 compared to 2012 was due to the increase in income (loss) from discontinued operations, net of tax, of $65 million, the primary drivers of which are described above in Income (Loss) from Discontinued Operations, Net of Tax, and the increase in income from continuing operations of $48 million described above in Income from Continuing Operations.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

(In millions, except per share amounts)	2014	2013	2012
Income from continuing operations attributable to Raytheon Company	$2,179	$1,932	$1,889
Diluted weighted-average shares outstanding	312.6	324.2	334.2
Diluted EPS from continuing operations attributable to Raytheon Company	$6.97	$5.96	$5.65

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $1.01 in 2014 compared to 2013 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations. The $0.31 increase in 2013 compared to 2012 was primarily due to the decrease in diluted weighted average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity for the years ended 2014, 2013, and 2012 was as follows:

(Shares in millions)	2014	2013	2012
Beginning balance	314.5	328.1	338.9
Stock plans activity	1.4	2.4	5.8
Share repurchases	(8.6)	(16.0)	(16.6)
Ending balance	307.3	314.5	328.1

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders were earnings of $0.21 in 2014, earnings of $0.20 in 2013, and a loss of less than $0.01 in 2012. Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders in 2014 was relatively consistent with 2013. The increase of $0.20 in 2013 compared to 2012 was primarily due to the activity described above in Income (Loss) from Discontinued Operations, Net of Tax.

Diluted EPS Attributable to Raytheon Company Common Stockholders

(In millions, except per share amounts)	2014	2013	2012
Net income attributable to Raytheon Company	$2,244	$1,996	$1,888
Diluted weighted-average shares outstanding	312.6	324.2	334.2
Diluted EPS attributable to Raytheon Company	$7.18	$6.16	$5.65

The increase in diluted EPS attributable to Raytheon Company common stockholders of $1.02 in 2014 compared to 2013 was primarily due to the increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $1.01 described above in Diluted EPS from Continuing Operations Attributable to Raytheon Company Common Stockholders. The increase of $0.51 in 2013 compared to 2012 was primarily due to the decreases in diluted shares and the changes in Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders described above.

Adjusted EPS
Adjusted EPS was as follows:

	2014	2013	2012
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$6.97	$5.96	$5.65
Per share impact of the FAS/CAS Adjustment	(0.60)	0.50	0.50
Per share impact of the tax benefit of foreign dividend	(0.26)	—	—
Per share impact of 2012 R&D tax credit	—	(0.08)	0.07
Per share impact of the early retirement of debt charges	—	—	0.06
Adjusted EPS	$6.12	$6.38	$6.28

Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the EPS impact of the FAS/CAS Adjustment, tax effected at the federal statutory rate of 35%, and from time to time, certain other items. In addition to the FAS/CAS Adjustment, 2014 Adjusted EPS also excludes the EPS impact of the tax benefit related to a foreign dividend. In the first quarter of 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million and generated a net tax benefit of approximately $80 million. In addition to the FAS/CAS Adjustment, our 2013 Adjusted EPS also excludes the EPS impact of the R&D tax credit that relates to 2012. In January 2013, Congress approved legislation that included the extension of the R&D tax credit. The legislation retroactively reinstated the R&D tax credit for 2012 and extended it through December 31, 2013. As a result, we recorded the 2012 benefit in the first quarter of 2013. In addition to the FAS/CAS Adjustment, our 2012 Adjusted EPS also excludes the EPS impact of the make-whole provision on the early retirement of debt and includes the favorable impact from the $25 million ($0.07 per diluted share) 2012 R&D tax credit that was recorded for GAAP reporting in the first quarter of 2013. The difference between the first quarter of 2013 ($0.08 per share) and full-year 2012 ($0.07 per share) impact of the 2012 R&D tax credit is due to a higher number of diluted shares for the full-year 2012 as compared to the first quarter of 2013. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and other postretirement benefit costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding.

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

Bookings (In millions)	2014	2013	2012
Integrated Defense Systems	$6,953	$5,869	$6,633
Intelligence, Information and Services	5,306	5,046	5,470
Missile Systems	6,383	5,221	7,794
Space and Airborne Systems	5,410	5,996	6,607
Total	$24,052	$22,132	$26,504

Included in bookings were international bookings of $8,362 million, $6,604 million and $5,979 million in 2014, 2013, and 2012, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 35%, 30% and 23% of total bookings in 2014, 2013, and 2012, respectively. Classified bookings amounted to 15%, 13% and 16% of total bookings in 2014, 2013, and 2012, respectively.

We record bookings for not-to-exceed contract awards (e.g., undefinitized contract awards, binding letter agreements) based on reasonable estimates of expected contract definitization, which generally will not be less than 75% of the award. We subsequently adjust bookings to reflect the actual amounts definitized, or, when prior to definitization, when facts and circumstances indicate that our previously estimated amounts are no longer reasonable. The timing of awards that may cover multiple fiscal years influences the size of bookings in each year. Bookings exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite delivery/indefinite quantity (IDIQ) type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs and the impact is determinable.

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

	Funded Backlog			Total Backlog
Backlog at December 31 (In millions)	2014	2013	2012	2014	2013	2012
Integrated Defense Systems	$8,939	$9,397	$9,188	$11,495	$10,916	$11,656
Intelligence, Information and Services	2,902	2,592	2,848	5,877	5,856	6,409
Missile Systems	6,992	6,859	7,535	9,269	9,162	10,676
Space and Airborne Systems	4,259	4,166	4,476	6,930	7,751	7,440
Total	$23,092	$23,014	$24,047	$33,571	$33,685	$36,181

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

Total net sales by segment were as follows:

Total Net Sales (In millions)	2014	2013	2012
Integrated Defense Systems	$6,085	$6,489	$6,492
Intelligence, Information and Services	5,984	6,045	6,335
Missile Systems	6,309	6,599	6,639
Space and Airborne Systems	6,072	6,371	6,823
Corporate and Eliminations	(1,624)	(1,798)	(1,875)
Total	$22,826	$23,706	$24,414

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

EAC Adjustments (In millions)	2014	2013	2012
Gross favorable	$1,106	$1,129	$1,026
Gross unfavorable	(593)	(572)	(413)
Total net EAC adjustments	$513	$557	$613

In recent years, our net EAC adjustments generally have been between 2.0% and 2.5% of total net sales. For 2014, 2013 and 2012, our net EAC adjustments as a percentage of total net sales were 2.2%, 2.3% and 2.5%, respectively.

Included in net EAC adjustments in 2014 was an unfavorable $38 million adjustment from a decrease in estimated incentive fees on the Australian Air Warfare Destroyer program at IDS due to an increase in expected costs by the shipbuilder to complete its portion of the program. Also included in net EAC adjustments in 2014 were net adjustments of $36 million and $35 million at IDS on two separate contracts related to the industrial cooperation agreements for an international customer described below. There were no significant individual EAC adjustments in 2013 and 2012.

The $44 million decrease in net EAC adjustments in 2014 compared to 2013 was primarily due to the decrease in net EAC adjustments at IDS as described beginning on page 53.

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

Operating income by segment was as follows:

Operating Income (In millions)	2014	2013	2012
Integrated Defense Systems	$974	$1,115	$1,047
Intelligence, Information and Services	508	510	536
Missile Systems	800	830	861
Space and Airborne Systems	846	920	988
FAS/CAS Adjustment	286	(249)	(255)
Corporate and Eliminations	(235)	(188)	(188)
Total	$3,179	$2,938	$2,989

Integrated Defense Systems
				% Change
(In millions, except percentages)	2014	2013	2012	2014 compared to 2013	2013 compared to 2012
Total Net Sales	$6,085	$6,489	$6,492	(6.2)%	—%
Total Operating Expenses
Cost of sales—labor	2,039	2,272	2,292	(10.3)%	(0.9)%
Cost of sales—materials and subcontractors	2,096	2,149	2,229	(2.5)%	(3.6)%
Other cost of sales and other operating expenses	976	953	924	2.4%	3.1%
Total Operating Expenses	5,111	5,374	5,445	(4.9)%	(1.3)%
Operating Income	$974	$1,115	$1,047	(12.6)%	6.5%
Operating Margin	16.0%	17.2%	16.1%

Change in Operating Income (in millions)		Year Ended 2014 Versus Year Ended 2013	Year Ended 2013 Versus Year Ended 2012
Volume		$(47)	$(13)
Net change in EAC adjustments		(55)	(7)
Mix and other performance		(39)	88
Total Change in Operating Income		$(141)	$68

				% Change
(In millions, except percentages)	2014	2013	2012	2014 compared to 2013	2013 compared to 2012
Bookings	$6,953	$5,869	$6,633	18.5%	(11.5)%
Total Backlog	11,495	10,916	11,656	5.3%	(6.3)%

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

Total Net Sales—The decrease in total net sales of $404 million in 2014 compared to 2013 was primarily due to lower net sales of $441 million from the scheduled completion of certain production phases on various Patriot programs for international customers, $134 million on a close combat tactical radar program due to planned decreases in production, and $134 million on a missile defense radar program for an international customer also due to planned decreases in production. The decrease was partially offset by $203 million of higher net sales from an international air defense system program awarded in the fourth quarter of 2013, $154 million of higher net sales from an international Patriot program awarded in the first quarter of 2014 and $135 million of higher net sales from an international Patriot program awarded in the fourth quarter of 2014 driven primarily by previously deferred precontract costs. The remaining decrease was spread across numerous programs with no individual or common significant driver.

Total net sales in 2013 were relatively consistent with 2012. Included in total net sales in 2013 was $275 million of lower net sales from the scheduled completion of certain production phases on an international Patriot program awarded in the first quarter of 2008. The decrease was offset by higher net sales of $339 million on other integrated air and missile defense programs for international and domestic customers, driven principally by scheduled program production requirements and timing of new awards, and higher net sales of $115 million on a missile defense radar program for an international customer driven principally by scheduled program production requirements. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

 Total Operating Expenses—The decrease in total operating expenses of $263 million in 2014 compared to 2013 was primarily due to a decrease in labor costs of $233 million, principally driven by the activity on the various Patriot programs for international customers and the missile defense radar program for an international customer described above in Total Net Sales, partially offset by increased labor costs on a naval radar program awarded in the fourth quarter of 2013.

Total operating expenses in 2013 were relatively consistent with 2012.

Operating Income and Margin—The decrease in operating income of $141 million in 2014 compared to 2013 was due to a net change in EAC adjustments of $55 million, decreased volume of $47 million and a change in mix and other performance of $39 million. The net change in EAC adjustments was primarily due to a $35 million change in net adjustments on the Air Warfare Destroyer (AWD) program primarily driven by a $38 million adjustment for a decrease in estimated incentive fees in the second quarter of 2014 due to an increase in expected costs by the shipbuilder to complete their portion of the program, and a $28 million change in net adjustments on an integrated air and missile defense program driven by an increase in estimated costs due to higher expected effort than previously planned, partially offset by a $30 million change in net adjustments related to the industrial cooperation agreements for an international customer discussed below. The remaining change in net EAC adjustments was spread across numerous programs with no individual or common significant driver.

Included in net EAC adjustments was approximately $72 million in 2014 compared to $42 million in 2013 driven primarily by the reduction of expected costs to fulfill contractual commitments on nine contracts related to industrial cooperation agreements for an international customer driven by favorable experience in the fourth quarters of 2014 and 2013. One of these contracts in the fourth quarter of 2014 had an adjustment of $36 million, driven almost entirely by the reduction of expected costs related to the industrial cooperation agreements. Another one of these contracts in the fourth quarter of 2014 had an adjustment of $35 million, of which $22 million was driven by the reduction of expected costs related to the industrial cooperation agreements and the remainder of which was driven by favorable cost performance.

The decrease in volume in 2014 compared to 2013 was driven principally by the programs described above in Total Net Sales. The change in mix and other performance in 2014 compared to 2013 was principally driven by lower net sales on various Patriot programs for international customers described above in Total Net Sales. The decrease in operating margin in 2014 compared to 2013 was primarily due to the net change in EAC adjustments and the change in mix and other performance.

The increase in operating income of $68 million in 2013 compared to 2012 was primarily due to a change in mix and other performance of $88 million, principally driven by higher net sales on certain international Patriot programs. Included in net EAC adjustments was approximately $42 million driven primarily by the reduction of expected costs to fulfill contractual commitments on nine contracts related to industrial cooperation agreements for an international customer driven by favorable experience in the fourth quarter of 2013. The increase in operating margin in 2013 compared to 2012 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $11,495 million, $10,916 million and $11,656 million at December 31, 2014, 2013 and 2012, respectively. The increase in backlog of $579 million or 5% at December 31, 2014 compared to December 31, 2013 was primarily due to bookings in excess of sales in 2014, principally across our Integrated Air and Missile Defense product line. The decrease in backlog of $740 million at December 31, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in 2013, principally across our Global Integrated Sensors product line.

The bookings increase of $1,084 million in 2014 compared to 2013 was driven primarily by the $1,191 million increase in the specifically disclosed bookings below. In 2014 IDS booked $2,038 million to provide advanced Patriot air and missile defense capability for Qatar, $587 million to provide advanced Patriot air and missile defense capability for Kuwait, $378 million for the AWD program for the Australian Navy, and $375 million on the Standard Terminal Automation Replacement System (STARS) program for the FAA. IDS also booked $284 million to provide Patriot engineering services support for U.S. and international customers, $271 million to provide Consolidated Contractor Logistics Support (CCLS) for the Missile Defense Agency (MDA), $212 million to provide radar digital processors for the Patriot system to the U.S. Army and international customers, $212 million for a radar sustainment contract for the MDA, $160 million to provide Patriot Guidance Enhanced Missile-Tactical (GEM-T) missiles for South Korea, $130 million on the All Electronic Tolling System (AETS) for the Massachusetts Department of Transportation (MassDOT), $105 million on the Wide Area Augmentation System Dual Frequency Operations (WAAS DFO) program for the FAA, and $94 million to provide Patriot technical and logistics support for Taiwan.

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

Intelligence, Information and Services

				% Change
(In millions, except percentages)	2014	2013	2012	2014 compared to 2013	2013 compared to 2012
Total Net Sales	$5,984	$6,045	$6,335	(1.0)%	(4.6)%
Total Operating Expenses
Cost of sales—labor	2,231	2,345	2,417	(4.9)%	(3.0)%
Cost of sales—materials and subcontractors	2,506	2,521	2,669	(0.6)%	(5.5)%
Other cost of sales and other operating expenses	739	669	713	10.5%	(6.2)%
Total Operating Expenses	5,476	5,535	5,799	(1.1)%	(4.6)%
Operating Income	$508	$510	$536	(0.4)%	(4.9)%
Operating Margin	8.5%	8.4%	8.5%

Change in Operating Income (in millions)		Year Ended 2014 Versus Year Ended 2013	Year Ended 2013 Versus Year Ended 2012
Volume		$(6)	$(24)
Net change in EAC adjustments		4	(17)
Mix and other performance		—	15
Total Change in Operating Income		$(2)	$(26)

				% Change
(In millions, except percentages)	2014	2013	2012	2014 compared to 2013	2013 compared to 2012
Bookings	$5,306	$5,046	$5,470	5.2%	(7.8)%
Total Backlog	5,877	5,856	6,409	0.4%	(8.6)%

IIS provides a full range of technical and professional services to intelligence, defense, federal and commercial customers worldwide. IIS specializes in global Intelligence, Surveillance and Reconnaissance (ISR), navigation, DoD space and weather solutions, cybersecurity, analytics, training, logistics, mission support, and engineering and sustainment solutions. Key customers include the U.S. Intelligence Community, the U.S. Armed Forces, the FAA, the National Oceanic and Atmospheric Administration (NOAA), Department of Homeland Security (DHS), the National Aeronautics and Space Administration (NASA) and an increasing number of international customers.

Total Net Sales—Total net sales in 2014 were relatively consistent with 2013. Included in total net sales was $151 million of lower net sales on training programs supporting the U.S. Army's Warfighter FOCUS activities resulting from a decrease in customer-determined activity levels. Also included in total net sales was $253 million of higher net sales on classified programs. The remaining change in total net sales was spread across numerous programs primarily driven by the domestic budget environment.

The decrease in total net sales of $290 million in 2013 compared to 2012 was primarily due to lower net sales of $97 million on classified programs, lower net sales of $64 million on training programs supporting the U.S. Army’s Warfighter FOCUS activities due to a decrease in customer determined activity levels, and lower net sales of $55 million on the National Science Foundation (NSF) Polar program, which was completed in the first quarter of 2012.

Total Operating Expenses—Total operating expenses in 2014 were relatively consistent with 2013. Included in total operating expenses was an increase in other cost of sales and other operating expenses of $70 million, primarily due to the timing of costs applied to contracts through rates, which had an impact of $38 million.

The decrease in total operating expenses of $264 million in 2013 compared to 2012 was primarily due to the decrease in materials and subcontractor costs of $148 million. The decrease in materials and subcontractors costs was driven principally by the activity on the programs described above in Total Net Sales. Included in the decrease in total operating expenses was a decrease in other cost of sales and other operating expenses of $44 million, primarily due to the timing of costs applied to contracts through rates, which had an impact of $41 million.

Operating Income and Margin—Operating income and margin in 2014 were relatively consistent with 2013. Operating income in 2014 was reduced by approximately $25 million for certain cybersecurity-related acquisition costs and investments compared to $21 million in 2013. Mix and other performance in 2014 included $2 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $9 million in 2013. Mix and other performance in 2014 also included $2 million of insurance recovery for legal expenses, compared to $12 million in 2013.

The decrease in operating income of $26 million in 2013 compared to 2012 was primarily due to a decrease in volume of $24 million and a net change in EAC adjustments of $17 million, partially offset by a change in mix and other performance of $15 million. The decrease in volume was driven primarily by the programs described above in Total Net Sales. The net change in EAC adjustments was driven principally by increased estimated costs to complete a ground control system program. The change in mix and other performance was spread across numerous programs with no individual or common significant driver. Mix and other performance in 2013 included $9 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $31 million in 2012. Mix and other performance in 2013 also included an insurance recovery for legal expenses of $12 million, compared to $34 million in 2012. Operating income in 2013 and 2012 was reduced by approximately $21 million and $18 million, respectively, of certain cybersecurity-related acquisition costs and investments. Operating margin in 2013 was relatively consistent with 2012.

Backlog and Bookings—Backlog was $5,877 million, $5,856 million and $6,409 million at December 31, 2014, 2013 and 2012, respectively. Backlog in 2014 was relatively consistent with 2013. The decrease in backlog of $553 million at December 31, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in 2013, primarily by numerous classified contracts, the Joint Polar Satellite System (JPSS) program, and the Global Positioning System Next Generation Operational Control System (GPS-OCX) program.

The bookings increase of $260 million in 2014 compared to 2013 was driven primarily by the $764 million increase in the specifically disclosed bookings below, partially offset by a decrease in bookings on less significant awards not specifically disclosed. In 2014, IIS booked $511 million for a U.S. Air Force program, $174 million on a contract to provide ISR support to the U.S. Air Force, $161 million on a program to provide operations and maintenance services on an international radar system, and $127 million on the Joint Polar Satellite System (JPSS) program for NASA. IIS also booked $768 million on domestic training programs and $263 million on foreign training programs in support of Warfighter FOCUS activities, and $1,876 million on a number of classified contracts, including a $260 million award for international cyber.

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

Missile Systems

				% Change
(In millions, except percentages)	2014	2013	2012	2014 compared to 2013	2013 compared to 2012
Total Net Sales	$6,309	$6,599	$6,639	(4.4)%	(0.6)%
Total Operating Expenses
Cost of sales—labor	1,934	2,009	1,977	(3.7)%	1.6%
Cost of sales—materials and subcontractors	2,640	2,720	2,766	(2.9)%	(1.7)%
Other cost of sales and other operating expenses	935	1,040	1,035	(10.1)%	0.5%
Total Operating Expenses	5,509	5,769	5,778	(4.5)%	(0.2)%
Operating Income	$800	$830	$861	(3.6)%	(3.6)%
Operating Margin	12.7%	12.6%	13.0%

Change in Operating Income (in millions)		Year Ended 2014 Versus Year Ended 2013	Year Ended 2013 Versus Year Ended 2012
Volume		$(33)	$(1)
Net change in EAC adjustments		8	14
Mix and other performance		(5)	(44)
Total Change in Operating Income		$(30)	$(31)

				% Change
(In millions, except percentages)	2014	2013	2012	2014 compared to 2013	2013 compared to 2012
Bookings	$6,383	$5,221	$7,794	22.3%	(33.0)%
Total Backlog	9,269	9,162	10,676	1.2%	(14.2)%

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

Total Net Sales—The decrease in total net sales of $290 million in 2014 compared to 2013 was primarily due to $298 million of lower net sales on land warfare systems programs driven principally by planned declines in production due to the U.S. Army budget environment.

Total net sales in 2013 were relatively consistent with 2012. Included in total net sales was $247 million of lower net sales on U.S. Army sensor programs driven principally by planned declines in production due to the U.S. Army budget environment and higher net sales of $156 million on an international Paveway™ program due to planned production increases and development efforts and $114 million on an air warfare systems program due to higher volume driven by scheduled increases in production and development efforts. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The decrease in total operating expenses of $260 million in 2014 compared to 2013 was primarily due to a decrease in other cost of sales and other operating expenses of $105 million and a decrease in labor costs of $75 million, both driven principally by the land warfare systems programs as described above in Total Net Sales.

Total operating expenses in 2013 were relatively consistent with 2012.

Operating Income and Margin—The decrease in operating income of $30 million in 2014 compared to 2013 was primarily due to decreased volume of $33 million, principally driven by lower net sales on the land warfare systems programs described above in Total Net Sales. Operating margin in 2014 was relatively consistent with 2013.

The decrease in operating income of $31 million in 2013 compared to 2012 was primarily due to the $44 million change in mix and other performance principally driven by $34 million due to lower net sales on certain air warfare systems programs and $26 million due to the activity on the U.S. Army sensor programs described above in Total Net Sales, partially offset by $17 million of costs related to ending a supplier agreement and $14 million for inventory valuation allowances in 2012. The decrease in operating margin in 2013 compared to 2012 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $9,269 million, $9,162 million and $10,676 million at December 31, 2014, 2013 and 2012, respectively. Backlog at December 31, 2014 was relatively consistent with December 31, 2013. The decrease in backlog of $1,514 million at December 31, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings, principally within our Land Warfare Systems, Air and Missile Defense and Air Warfare Systems product lines.

The bookings increase of $1,162 million in 2014 compared to 2013 was driven primarily by the $1,769 million increase in the specifically disclosed bookings below. In 2014, MS booked $893 million for Tube-launched, Optically-tracked, Wireless-guided (TOW) missiles for the U.S. Army, U.S. Marines and international customers, $706 million for Advanced Medium-Range Air-to-Air Missiles (AMRAAM®) for the U.S. Air Force, U.S. Navy and international customers, $634 million for Standard Missile-3 (SM-3®) for the MDA, $510 million for Phalanx weapon systems for the U.S. Navy, U.S. Army and international customers, $359 million for AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy, U.S. Air Force and international customers, $321 million for Paveway™ for the U.S. Air Force, and international customers, $316 million for Tomahawk for the U.S. Navy and international customers, $307 million for Standard Missile-6 (SM-6) for the U.S. Navy, $216 million for the production of Exoatmospheric Kill Vehicle (EKV) contract for the MDA, $211 million for the production of ESSM™ for the U.S. Navy and international customers, $150 million for Maverick missiles for the U.S. Air Force, U.S. Navy and international customers, $149 million for the Iron Dome Tamir Co-Production program for an international customer, $123 million for Rolling Airframe Missile (RAM™) for the U.S. Navy and international customers, $119 million for production of Javelin missiles for the U.S. Army, $117 million for Laser Guided Rockets for an international customer, $104 million for Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force, $80 million for the Excalibur program for the U.S. Army, and $140 million on a classified program.

The bookings decrease of $2,573 million in 2013 compared to 2012 was driven primarily by the $2,355 million decrease in the specifically disclosed bookings below. In 2013, MS booked $619 million for the production and development of SM-3 and $586 million for the production of AMRAAM® for the U.S. Air Force and international customers, $423 million for Phalanx weapon systems for the U.S. Navy and international customers, $396 million for the production of Paveway™ for the U.S. Air Force and international customers, $343 million for the production of EKV contract for the MDA, $281 million for AIM-9X Sidewinder short range Air-To-Air Missiles for the U.S. Navy and international customers, $269 million for production of ESSM™ for the U.S. Navy and international customers, $265 million for the production of SM-6 for the U.S. Navy, $221 million for the production of RAM™ for the U.S. Navy and international customers, $189 million for the production of the Joint Stand-off Weapon (JSOW) for the U.S. Navy and international customers, and $94 million for the production of the MALD® program for the U.S. Air Force.

In 2012, MS booked $1,421 million for the production and development of SM-3™ and $855 million for the EKV production contract for the MDA, $710 million for Tomahawk for the U.S. Navy and international customers, $689 million for the production of Paveway™ for the U.S. Air Force and international customers, $553 million for the production of AMRAAM® for the U.S. Air Force and international customers, $364 million for the production of RAM for the U.S. Navy and international customers, $356 million for the production of TOW® missiles for the U.S. Army, $301 million for production of ESSM™ for the U.S. Navy and international customers, $281 million for the production of SM-6 for the U.S. Navy, $216 million for AIM-9X Sidewinder short range Air-To-Air Missiles for the U.S. Navy and international customers, $190 million for Phalanx weapon systems for the U.S. Navy and international customers, and $105 million for production of MALD® for the U.S. Air Force.

Space and Airborne Systems

				% Change
(In millions, except percentages)	2014	2013	2012	2014 compared to 2013	2013 compared to 2012
Total Net Sales	$6,072	$6,371	$6,823	(4.7)%	(6.6)%
Total Operating Expenses
Cost of sales—labor	2,221	2,446	2,452	(9.2)%	(0.2)%
Cost of sales—materials and subcontractors	2,007	2,166	2,567	(7.3)%	(15.6)%
Other cost of sales and other operating expenses	998	839	816	19.0%	2.8%
Total Operating Expenses	5,226	5,451	5,835	(4.1)%	(6.6)%
Operating Income	$846	$920	$988	(8.0)%	(6.9)%
Operating Margin	13.9%	14.4%	14.5%

Change in Operating Income (in millions)		Year Ended 2014 Versus Year Ended 2013	Year Ended 2013 Versus Year Ended 2012
Volume		$(33)	$(56)
Net change in EAC adjustments		(1)	(46)
Mix and other performance		(40)	34
Total Change in Operating Income		$(74)	$(68)

				% Change
(In millions, except percentages)	2014	2013	2012	2014 compared to 2013	2013 compared to 2012
Bookings	$5,410	$5,996	$6,607	(9.8)%	(9.2)%
Total Backlog	6,930	7,751	7,440	(10.6)%	4.2%

SAS is a leader in the design and development of integrated sensor and communication systems for advanced missions, including traditional and non-traditional ISR, precision engagement, unmanned aerial operations, and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides EO/IR sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, signals intelligence systems, processors, electronic warfare systems, communication systems, and space-qualified systems for civil and military applications. Key customers include the U.S. Navy, Air Force and Army, as well as classified and international customers.

Total Net Sales—The decrease in total net sales of $299 million in 2014 compared to 2013 was primarily due to lower intersegment sales of $163 million principally driven by lower volume on contracts supporting U.S. Army ground sensor systems, lower net sales of $144 million on classified programs, lower net sales of $101 million on certain intelligence, surveillance and reconnaissance systems programs principally driven by reduced program requirements, and lower net sales of $68 million on integrated communications systems programs principally driven by lower U.S. Army and U.S. Air Force customer requirements on tactical communications systems. The decrease in total net sales was partially offset by higher net sales of $132 million on an electronic warfare systems contract driven by cost and schedule requirements.

The decrease in total net sales of $452 million in 2013 compared to 2012 was primarily due to lower net sales of $197 million on certain classified programs and $119 million on certain intelligence, surveillance and reconnaissance programs due to reduced program requirements.

Total Operating Expenses—The decrease in total operating expenses of $225 million in 2014 compared to 2013 was due to decreases in labor costs of $225 million and materials and subcontractors costs of $159 million, partially offset by an increase in other cost of sales and other operating expenses of $159 million. The decrease in labor costs was principally driven by the activity on the programs described above in Total Net Sales. The decrease in materials and subcontractors costs was driven by the activity on the programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in other cost of sales and other operating expenses was primarily driven by a change in previously deferred precontract costs based on contract awards or funding, which had an impact of $42 million, higher general and administrative expenses of $35 million driven by higher independent research and development activity related to electronic warfare technology, and an $18 million legal reserve for a contractual dispute.

The decrease in total operating expenses of $384 million in 2013 compared to 2012 was primarily due to a decrease in materials and subcontractors costs of $401 million, primarily due to the activity on the programs described above in Total Net Sales.

Operating Income and Margin—The decrease in operating income of $74 million in 2014 compared to 2013 was primarily due to a decrease in mix and other performance of $40 million and a decrease in volume of $33 million. The decrease in mix and other performance was principally due to $7 million of income in 2014 from certain license royalties based on third-party usage compared to $34 million in 2013 and an $18 million legal reserve for a contractual dispute. Also included in mix and other performance in 2014 and 2013 was $40 million and $45 million, respectively, of acquisition-related costs. The decrease in volume was principally driven by the programs described above in Total Net Sales. The decrease in operating margin in 2014 compared to 2013 was primarily driven by the change in mix and other performance.

The decrease in operating income of $68 million in 2013 compared to 2012 was due to a decrease in volume of $56 million and a net change in EAC adjustments of $46 million, partially offset by a change in mix and other performance of $34 million. The decrease in volume was driven principally by the programs described above in Total Net Sales. The net change in EAC adjustments was principally from higher EAC adjustments in 2012 on integrated communications systems programs as a result of material and labor efficiencies spread across various production programs. The increase in mix and other performance was primarily due to $34 million of income in 2013 from certain license royalties based on third-party usage compared with $4 million in 2012, partially offset by $45 million of acquisition-related costs in 2013 compared with $33 million in 2012. Operating margin in 2013 was relatively consistent with 2012.

Backlog and Bookings—Backlog was $6,930 million, $7,751 million and $7,440 million at December 31, 2014, 2013 and 2012, respectively. The decrease in backlog of $821 million or 11% at December 31, 2014 compared to December 31, 2013 was primarily due to a backlog adjustment of approximately $450 million for a contract that was terminated for convenience. The increase in backlog of $311 million at December 31, 2013 compared to December 31, 2012 was primarily due to bookings in excess of sales, principally within our Tactical Airborne Systems product line.

The bookings decrease of $586 million in 2014 compared to 2013 was driven primarily by lower bookings in our Electronic Warfare and Tactical Airborne Systems product lines, partially offset by higher bookings in our Intelligence, Surveillance and Reconnaissance Systems product line. In 2014, SAS booked $267 million to provide radar subsystems for the U.S. Navy, $197 million to provide radar components for an international customer, $105 million for Advanced Targeting Forward Looking Infrared (ATFLIR) pods and spares for the U.S. Navy and international customers, $92 million on an optical sensor satellite program for a commercial customer, $81 million for software enhancements for the Active Electronically Scanned Array (AESA) radars for the U.S. Air Force, and $76 million on the Navy Multiband Terminal (NMT) program. SAS also booked $1,320 million on a number of classified contracts

The bookings decrease of $611 million in 2013 compared to 2012 was driven primarily by the $998 million decrease in the specifically disclosed bookings below. In 2013, SAS booked $825 million on radar contracts for international customers, $210 million to provide Multi-Spectral Targeting Systems (MTS) for unmanned aerial vehicles to the U.S. Air Force, and $132 million for the Navy Multiband Terminal (NMT) program for the U.S. Navy. SAS also booked $862 million on a number of classified contracts.

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

The components of the FAS/CAS Adjustment were as follows:

(In millions)	2014	2013	2012
FAS/CAS Pension Adjustment	$281	$(253)	$(255)
FAS/CAS PRB Adjustment	5	4	—
FAS/CAS Adjustment	$286	$(249)	$(255)

The components of the FAS/CAS Pension Adjustment were as follows:

(In millions)	2014	2013	2012
FAS (expense)	$(895)	$(1,240)	$(1,093)
CAS expense	1,176	987	838
FAS/CAS Pension Adjustment	$281	$(253)	$(255)

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

The change in our FAS/CAS Pension Adjustment of $534 million in 2014 compared to 2013 was driven by a $345 million decrease in our FAS expense and by a $189 million increase in our CAS expense. The decrease in our FAS expense in 2014 was primarily due to the higher discount rate at December 31, 2013 compared to the discount rate as of December 31, 2012, and the favorable 2013 asset performance. The increase in the CAS expense in 2014 was primarily due to the first year of the CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with PPA, to measure liabilities in determining the CAS pension expense. This was offset by a decrease in CAS as a result of the passage of the HATFA Act described above. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expenses has been included in our contracts through our overhead forward pricing rates.

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

For 2015 compared to 2014, we currently expect our FAS expense to increase more than our CAS expense resulting in a lower FAS/CAS Pension Adjustment to income. We expect the FAS/CAS Pension Adjustment to be approximately $200 million of income driven by the differences in the assumptions and the recognition period for gains and losses under FAS and CAS and CAS Harmonization and the impact of the change in our long-term ROA assumption, as described above. This expected increase in FAS and CAS expense is subject to our annual update, generally planned in the third quarter, of our actuarial estimate of the unfunded benefit obligation for both FAS and CAS for final census data. After 2015, the FAS/CAS Pension Adjustment is more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2014 and taking into account CAS Harmonization, which increases CAS expense in 2014 and beyond, we would expect our FAS/CAS Pension Adjustment to increase income in 2016.

The components of the FAS/CAS PRB Adjustment were as follows:

(In millions)	2014	2013	2012
FAS (expense)	$(8)	$(10)	$(16)
CAS expense	13	14	16
FAS/CAS PRB Adjustment	$5	$4	$—

Corporate and Eliminations
Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

The components of total net sales and operating income related to Corporate and Eliminations were as follows:

Total Net Sales (in millions)	2014	2013	2012
Intersegment sales eliminations	$(1,624)	$(1,798)	$(1,875)
Corporate	—	—	—
Total	$(1,624)	$(1,798)	$(1,875)

Total Operating Income (in millions)	2014	2013	2012
Intersegment profit eliminations	$(157)	$(160)	$(177)
Corporate	(78)	(28)	(11)
Total	$(235)	$(188)	$(188)

The decrease in operating income related to Corporate of $50 million in 2014 compared to 2013 was primarily due to $25 million of stock compensation expense associated with restricted stock units (RSUs) awarded in 2014. The RSU awards vest over a specified period of time as determined by the Management Development and Compensation Committee of our Board of Directors (MDCC) and are compensatory in nature. The RSUs continue to vest, but do not accelerate, on the scheduled vesting dates into retirement subject to the employee's compliance with certain post-employment covenants. Due to the continued vesting provisions of the RSUs into retirement, the Company recognized all of the stock compensation expense associated with the RSUs in 2014 rather than over the vesting period of the awards.

Total net sales and operating income related to Corporate in 2013 remained relatively consistent with 2012.

Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

In the second quarter of 2014, we received notice of the resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under U.S. Government Cost Accounting Standard 413 (CAS 413) for operations we divested over ten years ago. Under CAS 413, a pension plan termination adjustment is required when a contractor divests a business, yet retains ownership of the pension plan assets and liabilities of that business. These adjustments can result in payments to the U.S. Government for pension plans that are in surplus position or payments to contractors for plans that are in a deficit position. As a result, in 2014 we received payment of $81 million and recorded a $52 million gain, net of federal tax expense, in discontinued operations, attributable to the affected plans that were in a deficit position at the time of divestiture.

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

Additionally in the fourth quarter of 2013, we reached a settlement regarding certain tax audits associated with our divestiture of Raytheon Aircraft Company. As a result of this settlement, we recorded a $25 million gain, net of federal tax expense, in discontinued operations.

We retained certain assets and liabilities of our previously-disposed businesses. At December 31, 2014 we had $1 million of assets. At December 31, 2013 we had $56 million of assets primarily related to a receivable for an excise tax settlement associated with Flight Options. At December 31, 2014 and December 31, 2013, we had $15 million and $16 million of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

FINANCIAL CONDITION AND LIQUIDITY

Overview
We pursue a capital deployment strategy that balances funding for growing our business, including working capital, capital expenditures, acquisitions and research and development; prudently managing our balance sheet, including debt repayments and pension contributions; and returning cash to our shareholders, including dividend payments and share repurchases, as outlined below. Our need for, cost of and access to funds are dependent on future operating results, as well as other external conditions. We currently expect that cash and cash equivalents, available-for-sale securities, cash flow from operations and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, investment, debt service and other financing requirements during the next twelve months and for the foreseeable future.

In addition, the following table highlights selected measures of our liquidity and capital resources at December 31:

(In millions)	2014	2013
Cash and cash equivalents	$3,222	$3,296
Short-term investments	1,497	1,001
Working capital	4,362	4,006
Amount available under our credit facilities	1,398	1,398

Operating Activities

(In millions)	2014	2013	2012
Net cash provided by (used in) operating activities from continuing operations	$2,064	$2,382	$1,951
Net cash provided by (used in) operating activities	2,184	2,378	1,957

The change of $194 million in net cash provided by (used in) operating activities in 2014 compared to 2013 was primarily due to higher pension contributions and higher net tax payments described below, partially offset by discontinued operations cash activity primarily due to a resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under CAS 413 for operations we divested over ten years ago as discussed above in Segment Results beginning on page 49. The change of $421 million in net cash provided by (used in) operating activities in 2013 compared to 2012 was primarily due to lower net tax payments and lower pension contributions described below.

Pension Plan Contributions—We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under the PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. The PPA funded status is based on actual asset performance, averaged over three years and PPA discount rates, which are based on a 24-month average of high quality corporate bond rates, as published by the IRS. In July 2012, the Surface Transportation Extension act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision adjusts the 24-month average high quality corporate bond rates used to determine the PPA funded status so that they are within a floor and cap, or “corridor”, based on the 25-year average of corporate bond rates. The STE Act gradually phases out this interest rate provision beginning in 2013. In August 2014, the pension provisions of the STE Act were extended as part of the Highway and Transportation Funding Act of 2014 (HATFA). As a result, the interest rates used to determine PPA funded status will continue to be adjusted within a “corridor” and do not begin to phase out until 2018. Prior to the extension of such pension funding relief under HATFA, we expected to make required contributions to our pension and other postretirement benefit plans of approximately $900 million in 2014. The HATFA reduced our required 2014 pension and other postretirement benefit plan contributions to approximately $700 million. As a result of lower expected contributions under HATFA in both 2014 and 2015, our 2014 expected tax payments increased by approximately $300 million.

We made the following required and discretionary contributions during the years ended December 31:

(In millions)	2014	2013	2012
Required pension contributions	$650	$778	$721
Discretionary pension contributions	600	300	500
Total	$1,250	$1,078	$1,221

The decrease in required contributions of $128 million in 2014 compared to 2013 was primarily due to HATFA described above. The increase in required contributions of $57 million in 2013 compared to 2012 was primarily due to the gradual phase out of the STE Act described above. We expect to make required contributions to our pension and other postretirement benefit plans of approximately $360 million in 2015. We periodically evaluate whether to make discretionary contributions. Due to the differences in requirements and calculation methodologies, our FAS pension expense or income is not indicative of the funding requirement or amount of government recovery.
Other postretirement benefit payments were $20 million, $22 million and $19 million in 2014, 2013 and 2012, respectively.

Tax Payments—We made the following net tax payments during the years ended December 31:

(In millions)	2014	2013	2012
Federal	$705	$628	$826
Foreign	19	22	13
State	35	39	78

Federal and foreign net tax payments for 2015 are expected to approximate $1,229 million. The increase in expected federal and foreign net tax payments in 2015 is primarily due to the timing and amount of pension contributions.

Interest Payments—We made interest payments on our outstanding debt of $209 million, $210 million and $198 million in 2014, 2013 and 2012, respectively. The increase in interest payments in 2013 compared to 2012 was primarily due to the issuance of $1.1 billion of fixed-rate long-term debt in the fourth quarter of 2012.

Investing Activities

(In millions)	2014	2013	2012
Net cash provided by (used in) investing activities	$(1,322)	$(473)	$(1,523)

The change of $849 million in net cash provided by (used in) investing activities in 2014 compared to 2013 was primarily due to higher cash payments for acquisitions described below and the short-term investments activity described below. The change of $1,050 million in net cash provided by (used in) investing activities in 2013 compared to 2012 was primarily due to the short-term investments activity described below, and lower cash payments for acquisitions described below.

Additions to property plant and equipment and capitalized internal use software—Additions to property, plant and equipment and capitalized internal use software were as follows:

(In millions)	2014	2013	2012
Additions to property, plant and equipment	$326	$280	$339
Additions to capitalized internal use software	54	49	76

We expect our property, plant and equipment and capitalized internal use software expenditures to be between approximately $410–$470 million and $50–$70 million, respectively, in 2015, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term investments activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

(In millions)	2014	2013	2012
Purchases of short-term investments	$(2,914)	$(1,241)	$(1,505)
Sales of short-term investments	882	325	150
Maturities of short-term investments	1,523	779	505

As of December 31, 2014, our short-term investments had an average maturity of approximately five months.

Acquisitions and Divestitures—In pursuing our business strategies, we acquire and invest in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. Payments for purchases of acquired companies, net of cash acquired were as follows:

(In millions)	2014	2013	2012
Payments for purchases of acquired companies, net of cash acquired	$427	$9	$301

In November 2014, we acquired Blackbird Technologies, Incorporated, subsequently renamed Raytheon Blackbird Technologies (RBT), for $427 million in cash, net of cash acquired, and exclusive of retention payments. RBT is a leading provider of persistent surveillance, secure tactical communications and cybersecurity solutions to the Intelligence Community and special operations market and further expands our Intelligence, Information and Services (IIS) offerings. In connection with this acquisition, we have preliminarily recorded $301 million of goodwill, all of which was allocated to our IIS business segment, primarily related to expected synergies from combining operations and the value of the existing workforce, and $126 million of intangible assets, primarily related to contractual relationships, completed technology and trade names with a weighted average life of nine years. We expect to complete the purchase price allocation process in the first quarter of 2015 when we receive final valuation results and complete our review.

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

Financing Activities

(In millions)	2014	2013	2012
Net cash provided by (used in) financing activities	$(936)	$(1,797)	$(1,246)

We have used cash provided by operating activities, and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions, the repurchase of our common stock and acquisitions. The change of $861 million in net cash provided by (used in) financing activities in 2014 compared to 2013 was primarily due to the issuance of long-term debt and the decrease in stock repurchases described below. The change of $551 million in net cash provided by (used in) financing activities in 2013 compared to 2012 was primarily due to the change in the amount of stock repurchased described below and the net impact of the issuance and repayment of long-term debt in 2012.

Debt—In the fourth quarter of 2014, we received proceeds of $592 million for the issuance of $600 million fixed-rate long-term debt.

In the fourth quarter of 2012, we received proceeds of $1,092 million for the issuance of $1.1 billion fixed-rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $970 million of our long-term debt due in 2014 and 2015 at a loss of $29 million pretax, $19 million after-tax, which is included in other expense (income), net.

Share Repurchases—In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At December 31, 2014, we had approximately $1.5 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units and stock option awards issued to employees.

Our share repurchases were as follows:

(In millions)	2014		2013		2012
	$	Shares	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$750	7.7	$1,075	15.2	$825	15.9
Shares repurchased to satisfy tax withholding obligations	90	0.9	48	0.8	37	0.7
Total share repurchases	$840	8.6	$1,123	16.0	$862	16.6

In May 2010, our stockholders approved the Raytheon 2010 Stock Plan. Under the plan, we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

(In millions, except per share amounts)	2014	2013	2012
Cash dividends per share	$2.42	$2.20	$2.00
Total dividends paid	735	694	643

In March 2014, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.20 to $2.42 per share. In March 2013, our Board of Directors authorized a 10% increase in our annual dividend payout rate from $2.00 to $2.20 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $5.3 billion at December 31, 2014, and $4.7 billion December 31, 2013. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $4.7 billion and $4.3 billion at December 31, 2014 and December 31, 2013, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1, and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $715 million and $810 million at December 31, 2014 and December 31, 2013, respectively. In the first quarter of 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million. The transaction does not affect our indefinite reinvestment assertion because it generated a net tax benefit of approximately $80 million. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016. Under the $1.4 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at December 31, 2014, borrowings would generally bear interest at LIBOR plus 79.5 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of December 31, 2014 and December 31, 2013, there were no borrowings outstanding under this credit facility. However, we had $2 million of outstanding letters of credit at December 31, 2014 and December 31, 2013, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during 2014 and 2013. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 35.9% at December 31, 2014. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of December 31, 2014 to our short-term and long-term senior unsecured debt:

	Short-Term	Long-Term Senior
Rating Agency	Debt Rating	Debt Rating	Outlook	Date of Last Action
Fitch	F2	A-	Stable	September 2008
Moody’s	P-2	A3	Stable	October 2011
S&P	A-1	A	Stable	May 2014

Shelf Registrations—We have an effective shelf registration with the SEC, filed in January 2013, which covers the registration of debt securities, common stock, preferred stock and warrants.

CONTRACTUAL OBLIGATIONS
The following is a schedule of our contractual obligations outstanding at December 31, 2014:

	Payment due by period
(In millions)	Total	Less than 1 year (2015)	1–3 years (2016–2017)	3–5 years (2018–2019)	After 5 years (2020 and thereafter)
Debt(1)	$5,383	$—	$—	$591	$4,792
Interest payments	2,987	232	462	415	1,878
Operating leases	947	186	287	186	288
Purchase obligations	6,963	5,028	1,238	588	109
Total	$16,280	$5,446	$1,987	$1,780	$7,067

(1)	Debt includes scheduled principal payments only.

Purchase obligations in the table above represent enforceable and legally binding agreements with suppliers to purchase goods or services. We enter into contracts with customers, primarily the U.S. Government, which entitle us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included above notwithstanding the amount for which we are entitled to full recourse from our customers. The table above does not include required pension and other postretirement benefit contributions. We expect to make required pension and other postretirement benefit contributions of approximately $360 million in 2015, exclusive of any U.S. Government recovery. Amounts beyond 2015 for required pension and other postretirement benefit contributions depend upon actuarial assumptions, actual plan asset performance and other factors described under pension costs in Critical Accounting Estimates beginning on page 34. However, based solely on our current assumptions, we expect our funding requirements to be approximately $145 million in 2016, exclusive of any U.S. Government recovery, and decreasing thereafter.

Interest payments include interest on debt that is redeemable at our option.

As of December 31, 2014 and December 31, 2013, the total amount of unrecognized tax benefits for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $108 million and $121 million, respectively, and was included in accrued retiree benefits and other long-term liabilities. These amounts were not included in the table above because we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

OFF-BALANCE SHEET ARRANGEMENTS
At December 31, 2014, we had no significant off-balance sheet arrangements other than operating leases and guarantees to third parties on behalf of our affiliates as described below in Commitments and Contingencies. Such arrangements are not material to our overall liquidity or capital resources, market risk support or credit risk support as described below.

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

(In millions, except percentages)	2014	2013
Total remediation costs—undiscounted	$202	$198
Weighted-average discount rate	5.5%	5.6%
Total remediation costs—discounted	$131	$133
Recoverable portion	80	90

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

Environmental remediation costs expected to be incurred are:

(In millions)
2015	$30
2016	21
2017	14
2018	14
2019	11
Thereafter	112

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

(In millions)	2014	2013
Guarantees	$266	$378
Letters of credit	1,938	1,424
Surety Bonds	298	238

Included in guarantees and letters of credit described above were $196 million and $244 million, respectively, at December 31, 2014, and $233 million and $268 million, respectively, at December 31, 2013, related to our Thales-Raytheon Systems Co. Ltd. (TRS) joint venture. We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans and meet their project performance and other contractual obligations described above. At December 31, 2014, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2014. At December 31, 2014 and December 31, 2013, we had an estimated liability of $9 million and $8 million, respectively, related to these guarantees and letters of credit. The increase in letters of credit of $514 million in 2014 compared to 2013 was primarily driven by advance payment bonds of approximately $500 million related to certain international programs.

The TRS joint venture agreement was amended on June 10, 2014 to allow for termination of the joint venture by either party every three years based on the scheduled date for the designation of a successor Chief Executive Officer for the joint venture which would next occur in 2016. Termination terms and related payments are subject to negotiation between Thales S.A. (Thales) and Raytheon, but generally would include a net payment due for undistributed earnings of the joint venture companies since inception and a net payment based on the relative fair value of those companies excluding Air Command Systems International S.A.S. (ACSI). As a result, any final future termination amounts cannot be determined precisely at this time and could be different from those amounts recorded to date. However, if the joint venture were terminated as of December 31, 2014, we believe the termination payment we would be required to make based on a standard valuation approach would not be material. If a termination liability exceeds $50 million, the agreement allows the paying side to elect to make payments, inclusive of interest, in equal installments over five years to settle the liability.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in the second quarter of 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. As of December 31, 2014, the guarantee amount was $60 million. Loan repayments by the Brazilian Government were current at December 31, 2014.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2014, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. To the extent we have entered into purchase obligations that satisfy our offset agreements, those amounts are included in the Contractual Obligations table on page 69. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $545 million based on foreign exchange rates as of December 31, 2014) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.

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

In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $778 million based on foreign exchange rates as of December 31, 2014) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $646 million based on foreign exchange rates as of December 31, 2014). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and mounted a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $470 million based on foreign exchange rates as of December 31, 2014) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2013 and were completed in 2013. We continue to believe that the receivables and other assets remaining under the program for technology and services delivered of approximately $40 million at December 31, 2014 are probable of recovery.

On August 15, 2014, RSL received a decision from the Tribunal. The Tribunal found that the UKBA had unlawfully terminated RSL for default and had therefore repudiated the eBorders contract with RSL. Accordingly, the Tribunal denied the UKBA’s claims for damages and clawback of previous payments. In addition, the Tribunal found that the UKBA had wrongfully retained the $80 million it had drawn on RSL letters of credit in April 2011. The Tribunal awarded RSL approximately £185 million (approximately $288 million based on foreign exchange rates as of December 31, 2014) as payment for capabilities delivered, damages and other monetary relief. The Tribunal reserved ruling on costs and on the quantification of interest payable to RSL for a later date.

On September 15, 2014, the UKBA filed a challenge to the award in the London High Court. RSL is vigorously opposing such challenge. The payment of amounts awarded to RSL is now pending resolution of the challenge. Due to the inherent uncertainties of arbitration and litigation, no amounts regarding this matter were recorded in our financial results for the year ended December 31, 2014.
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

ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Raytheon, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. However, under the new standard we expect to continue using the cost-to-cost percentage of completion method to recognize revenue for most of our long-term contracts.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on our financial statements or disclosures.

Other new pronouncements issued but not effective until after December 31, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of December 31, 2014 and December 31, 2013 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at December 31, 2014 and December 31, 2013.

As of December 31, 2014
Principal Payments and Interest Rate Detail by Contractual Maturity Dates
(In millions, except percentages)

Long—Term Debt	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$591	$—	$4,792	$5,383	$5,936
Average interest rate	—	—	—	6.549%	—	4.017%	4.295%

As of December 31, 2013
Principal Payments and Interest Rate Detail by Contractual Maturity Dates
(In millions, except percentages)

Long—Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$591	$4,192	$4,783	$5,036
Average interest rate	—	—	—	—	6.549%	4.065%	4.372%

In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $926 million and $1,396 million at December 31, 2014 and December 31, 2013, respectively. The net exposure of these contracts was approximately $57 million and $78 million at December 31, 2014 and December 31, 2013, respectively.

For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $7 million and $23 million were included in non-current assets and unrealized losses of $24 million and $26 million were included in current liabilities at December 31, 2014 and December 31, 2013, respectively.

Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At December 31, 2014, we had short-term investments with a fair value of $1,497 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high-quality certificates of deposit which had an average maturity of approximately 5 months).

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements and our internal control over financial reporting and their report follows. Our stockholders ratified the appointment of PricewaterhouseCoopers LLP at the 2014 Annual Meeting of Stockholders.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on criteria in Internal Control – Integrated Framework, issued by the COSO in 2013. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/ Thomas A. Kennedy	/s/ David C. Wajsgras
Thomas A. Kennedy	David C. Wajsgras
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raytheon Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows present fairly, in all material respects, the financial position of Raytheon Company and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Boston, Massachusetts
February 11, 2015

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amount) December 31:	2014	2013
Assets
Current assets
Cash and cash equivalents	$3,222	$3,296
Short-term investments	1,497	1,001
Contracts in process, net	4,985	4,870
Inventories	414	363
Prepaid expenses and other current assets	174	286
Total current assets	10,292	9,816
Property, plant and equipment, net	1,935	1,937
Goodwill	13,061	12,764
Other assets, net	2,612	1,450
Total assets	$27,900	$25,967

Liabilities and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,284	$2,350
Accounts payable	1,250	1,178
Accrued employee compensation	1,059	1,068
Other accrued expenses	1,337	1,214
Total current liabilities	5,930	5,810
Accrued retiree benefits and other long-term liabilities	6,919	4,226
Long-term debt	5,330	4,734
Commitments and contingencies (Note 10)

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 307 and 315 shares outstanding at December 31, 2014 and 2013, respectively.	3	3
Additional paid-in capital	1,309	1,972
Accumulated other comprehensive loss	(7,458)	(5,113)
Retained earnings	15,671	14,173
Total Raytheon Company stockholders’ equity	9,525	11,035
Noncontrolling interests in subsidiaries	196	162
Total equity	9,721	11,197
Total liabilities and equity	$27,900	$25,967

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts) Years Ended December 31:	2014	2013	2012
Net sales
Products	$19,126	$19,855	$20,380
Services	3,700	3,851	4,034
Total net sales	22,826	23,706	24,414
Operating expenses
Cost of sales—products	14,260	15,292	15,712
Cost of sales—services	3,035	3,240	3,380
General and administrative expenses	2,352	2,236	2,333
Total operating expenses	19,647	20,768	21,425
Operating income	3,179	2,938	2,989
Non-operating (income) expense, net
Interest expense	213	210	201
Interest income	(10)	(12)	(9)
Other (income) expense, net	(7)	(17)	18
Total non-operating (income) expense, net	196	181	210
Income from continuing operations before taxes	2,983	2,757	2,779
Federal and foreign income taxes	790	808	878
Income from continuing operations	2,193	1,949	1,901
Income (loss) from discontinued operations, net of tax	65	64	(1)
Net income	2,258	2,013	1,900
Less: Net income attributable to noncontrolling interests in subsidiaries	14	17	12
Net income attributable to Raytheon Company	$2,244	$1,996	$1,888

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$6.98	$5.97	$5.67
Income (loss) from discontinued operations, net of tax	0.21	0.20	—
Net income	7.19	6.17	5.67
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$6.97	$5.96	$5.65
Income (loss) from discontinued operations, net of tax	0.21	0.20	—
Net income	7.18	6.16	5.65
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$2,179	$1,932	$1,889
Income (loss) from discontinued operations, net of tax	65	64	(1)
Net income	$2,244	$1,996	$1,888

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions) Years Ended December 31:	2014	2013	2012
Net income	$2,258	$2,013	$1,900
Other comprehensive income (loss), before tax:
Foreign exchange translation	(50)	(13)	35
Cash flow hedges and interest rate locks	(10)	(4)	13
Unrealized gains (losses) on investments and other, net	1	1	(6)
Pension and other employee benefit plans, net:
Net change in initial net obligation	—	—	1
Prior service (cost) credit arising during period	(11)	—	(2)
Net gain (loss) arising during period	(4,410)	2,965	(2,217)
Amortization of prior service cost (credit) included in net periodic cost	6	7	7
Amortization of net actuarial loss included in net income	892	1,154	942
Effect of exchange rates	9	2	(6)
Pension and other employee benefit plans, net	(3,514)	4,128	(1,275)
Other comprehensive income (loss), before tax	(3,573)	4,112	(1,233)
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,228	(1,437)	446
Other comprehensive income (loss), net of tax	(2,345)	2,675	(787)
Total comprehensive income (loss)	(87)	4,688	1,113
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	14	17	12
Comprehensive income (loss) attributable to Raytheon Company	$(101)	$4,671	$1,101

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(in millions) Years Ended December 31, 2014, 2013 and 2012:	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2011	$3	$3,523	$(7,001)	$11,656	$8,181	$159	$8,340
Net income				1,888	1,888	12	1,900
Other comprehensive income (loss), net of tax			(787)		(787)		(787)
Dividends declared				(661)	(661)		(661)
Distributions and other activity related to noncontrolling interests					—	(7)	(7)
Common stock plans activity		267			267		267
Share repurchases		(862)			(862)		(862)
Balance at December 31, 2012	3	2,928	(7,788)	12,883	8,026	164	8,190
Net income				1,996	1,996	17	2,013
Other comprehensive income (loss), net of tax			2,675		2,675		2,675
Dividends declared				(706)	(706)		(706)
Distributions and other activity related to noncontrolling interests					—	(19)	(19)
Common stock plans activity		167			167		167
Share repurchases		(1,123)			(1,123)		(1,123)
Balance at December 31, 2013	3	1,972	(5,113)	14,173	11,035	162	11,197
Net income				2,244	2,244	14	2,258
Other comprehensive income (loss), net of tax			(2,345)		(2,345)		(2,345)
Dividends declared				(746)	(746)		(746)
Distributions and other activity related to noncontrolling interests		(22)			(22)	20	(2)
Common stock plans activity		199			199		199
Share repurchases		(840)			(840)		(840)
Balance at December 31, 2014	$3	$1,309	$(7,458)	$15,671	$9,525	$196	$9,721

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years Ended December 31:	2014	2013	2012
Cash flows from operating activities
Net income	$2,258	$2,013	$1,900
(Income) loss from discontinued operations, net of tax	(65)	(64)	1
Income from continuing operations	2,193	1,949	1,901
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	439	445	455
Stock-based compensation	148	129	122
Deferred income taxes	(60)	68	94
Tax benefit from stock-based awards	(47)	(16)	(13)
Changes in assets and liabilities, net of effects of acquisitions
Contracts in process, net and advance payments and billings in excess of costs incurred	(162)	(391)	(145)
Inventories	(50)	18	(37)
Prepaid expenses and other current assets	50	(27)	44
Accounts payable	54	(171)	(159)
Income taxes receivable/payable	(33)	197	(219)
Accrued employee compensation	(20)	53	75
Other accrued expenses	(33)	48	3
Other long-term liabilities	(17)	(30)	(74)
Pension and other postretirement benefit plans	(367)	150	(131)
Other, net	(31)	(40)	35
Net cash provided by (used in) operating activities from continuing operations	2,064	2,382	1,951
Net cash provided by (used in) operating activities from discontinued operations	120	(4)	6
Net cash provided by (used in) operating activities	2,184	2,378	1,957
Cash flows from investing activities
Additions to property, plant and equipment	(326)	(280)	(339)
Proceeds from sales of property, plant and equipment	9	2	46
Additions to capitalized internal use software	(54)	(49)	(76)
Purchases of short-term investments	(2,914)	(1,241)	(1,505)
Sales of short-term investments	882	325	150
Maturities of short-term investments	1,523	779	505
Payments for purchases of acquired companies, net of cash received	(427)	(9)	(301)
Other	(15)	—	(3)
Net cash provided by (used in) investing activities	(1,322)	(473)	(1,523)
Cash flows from financing activities
Dividends paid	(735)	(694)	(643)
Issuance of long-term debt, net of offering costs	592	—	1,092
Repayments of long-term debt	—	—	(970)
Repurchases of common stock under share repurchase programs	(750)	(1,075)	(825)
Repurchases of common stock to satisfy tax withholding obligations	(90)	(48)	(37)
Proceeds from exercise of stock options	2	24	131
Tax benefit from stock-based awards	47	16	13
Other	(2)	(20)	(7)
Net cash provided by (used in) financing activities	(936)	(1,797)	(1,246)
Net increase (decrease) in cash and cash equivalents	(74)	108	(812)
Cash and cash equivalents at beginning of year	3,296	3,188	4,000
Cash and cash equivalents at end of year	$3,222	$3,296	$3,188

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

Net EAC adjustments had the following impact on our operating results:

(In millions, except per share amounts)	2014	2013	2012
Operating income	$513	$557	$613
Income from continuing operations attributable to Raytheon Company	333	362	398
Diluted EPS from continuing operations attributable to Raytheon Company	$1.07	$1.12	$1.19

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
We apply the separation guidance under GAAP for contracts with multiple deliverables. We analyze revenue arrangements with multiple deliverables to determine if the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we allocate the consideration we receive among the separate units of accounting based on their relative selling prices, which we determine based on prices of the deliverables as sold on a stand-alone basis, or if not sold on a stand-alone basis, the prices we would charge if sold on a stand-alone basis. We recognize revenue for each deliverable based on the revenue recognition policies described above.

Research and Development Expenses—Research and development expenses are included in general and administrative expenses in our consolidated statements of operations. Expenditures for Company-sponsored research and development projects are expensed as incurred, and were $500 million, $465 million and $451 million in 2014, 2013 and 2012, respectively. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in contracts in process, net in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Other Expense (Income), Net—Other expense (income), net consists primarily of gains and losses from our investments held in trusts used to fund certain of our non-qualified deferred compensation plans, gains and losses on the early repurchase of long-term debt and certain financing fees.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The estimated fair value of cash and cash equivalents approximates the carrying value due to their short maturities.

Short-term Investments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at December 31, 2014 and December 31, 2013, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlements date, and current rates. At December 31, 2014 and December 31, 2013, we had short-term investments of $1,497 million and $1,001 million, respectively, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. As of December 31, 2014, our short-term investments had an average maturity of approximately five months. The amortized cost of these securities closely approximated their fair value at December 31, 2014 and December 31, 2013. There were no securities deemed to have other than temporary declines in value for 2014. In 2014, we recorded unrealized losses on short-term investments of less than $1 million, net of tax, in AOCL. In 2013, we recorded unrealized gains on short-term investments of less than $1 million, net of tax, in AOCL. In 2014, we recorded sales of short-term investments of $882 million, which resulted in gains of less than $1 million recorded in other (income) expense, net. In 2013, we recorded sales of short-term investments of $325 million, which resulted in gains of approximately $1 million recorded in other (income) expense, net. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

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

Deferred Contract Costs—Included in contracts in process, net are certain costs related to the performance of our U.S. Government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are deferred and primarily include a portion of our environmental expenses, asset retirement obligations, certain restructuring costs, deferred state income taxes, workers’ compensation and certain other accruals. At December 31, 2014 and December 31, 2013, net deferred contract costs were approximately $223 million and $279 million, respectively. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

Pension and other postretirement benefits costs are allocated to our contracts as allowed costs based on the U.S. Government cost accounting standards (CAS). The CAS requirements for pension and other postretirement benefits costs differ from the financial accounting standards (FAS) requirements under GAAP. Given the inability to match with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense to be recoverable under our expected future contract activity, and therefore did not defer any FAS expense for pension and other postretirement benefits plans in 2012–2014. This resulted in $286 million of income, $249 million of expense, and $255 million of expense in 2014, 2013 and 2012, respectively, reflected in our consolidated results of operations for the difference between CAS and FAS requirements for our pension and other postretirement benefits plans in those years.

Inventories—Inventories are stated at cost (first-in, first-out or average cost), but not in excess of net realizable value. An impairment for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

Inventories consisted of the following at December 31:

(In millions)	2014	2013
Materials and purchased parts	$70	$73
Work in process	326	279
Finished goods	18	11
Total	$414	$363

We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of approximately $126 million and $100 million in inventories as work in process at December 31, 2014 and December 31, 2013.

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

Impairment of Goodwill and Long-lived Assets—We evaluate our goodwill for impairment annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. We perform our annual impairment test as of the first day of the fourth quarter utilizing a two-step methodology that requires us to first identify potential goodwill impairment and then measure the amount of the related goodwill impairment loss, if any. We have identified our operating segments as reporting units under the impairment test assessment criteria outlined in GAAP. In performing our annual impairment test in the fourth quarters of 2014, 2013 and 2012 we did not identify any goodwill impairment.

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

Other comprehensive income (loss) consisted of the following activity during the years ended December 31, 2014, 2013 and 2012:

	Foreign exchange translation	Cash flow hedges and interest rate locks	Unrealized gains (losses) on investments and other, net	Pension and other employee benefit plans, net	Total

(In millions)
Balance at December 31, 2011	$25	$(13)	$(5)	$(7,008)	$(7,001)
Before tax amount	35	13	(6)	(1,275)	(1,233)
Tax (expense) benefit	—	(5)	1	450	446
Net of tax amount	35	8	(5)	(825)	(787)
Balance at December 31, 2012	60	(5)	(10)	(7,833)	(7,788)
Before tax amount	(13)	(4)	1	4,128	4,112
Tax (expense) benefit	—	1	—	(1,438)	(1,437)
Net of tax amount	(13)	(3)	1	2,690	2,675
Balance at December 31, 2013	47	(8)	(9)	(5,143)	(5,113)
Before tax amount	(50)	(10)	1	(3,514)	(3,573)
Tax (expense) benefit	—	4	(1)	1,225	1,228
Net of tax amount	(50)	(6)	—	(2,289)	(2,345)
Balance at December 31, 2014	$(3)	$(14)	$(9)	$(7,432)	$(7,458)

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and other employee benefit plans and were $892 million, $1,154 million and $942 million before tax in 2014, 2013 and 2012, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income) (see "Note 13: Pension and Other Employee Benefits" for additional details).

The defined benefit pension and other employee benefit plans are shown net of tax benefits of $4,005 million and $2,780 million at December 31, 2014 and December 31, 2013, respectively. The cash flow hedges and interest rate locks are shown net of tax benefits of $8 million and $4 million at December 31, 2014 and December 31, 2013, respectively. The unrealized gains (losses) on investments and other are shown net of tax benefits of $2 million and $4 million at December 31, 2014 and December 31, 2013, respectively. We expect approximately $6 million of after-tax net unrealized losses on our cash flow hedges at December 31, 2014 to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

Translation of Foreign Currencies—Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of AOCL in equity. Deferred taxes are not recognized for translation-related temporary differences of foreign subsidiaries as their undistributed earnings are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

considered to be indefinitely reinvested. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in 2014, 2013 and 2012 were not material.

Treasury Stock—Repurchased shares are retired immediately upon repurchase. We account for treasury stock under the cost method. Upon retirement the excess over par value is charged against additional paid-in capital.

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

We recognize all derivative financial instruments as either assets or liabilities at fair value in our consolidated balance sheets. We measure and record the impact of counterparty credit risk into our valuation and the impact was not material for the years ended December 31, 2014 and 2013. We designate most foreign currency forward contracts as cash flow hedges of forecasted purchases and sales denominated in foreign currencies, and interest rate swaps as fair value hedges of our fixed-rate financing obligations. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in net sales or cost of sales.

We also periodically enter into pay-variable, receive-fixed interest rate swaps to manage interest rate risk associated with our fixed-rate financing obligations. We account for our interest rate swaps as fair value hedges of a portion of our fixed-rate financing obligations, and accordingly record gains and losses from changes in the fair value of these swaps in interest expense, along with the offsetting gains and losses on the fair value adjustment of the hedged portion of our fixed-rate financing obligations. We also record in interest expense the net amount paid or received under the swap for the period and the amortization of gain or loss from the early termination of interest rate swaps. There were no interest rate swaps outstanding for the years ended December 31, 2014 and 2013. For a discussion of the impacts of our hedging activities on our results, see "Note 8: Derivative Financial Instruments".

Fair Values—The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Assets and liabilities measured at fair value on a recurring basis consisted of marketable securities held in trust, short-term investments and foreign currency forward contracts as of December 31, 2014 and 2013. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in "Note 13: Pension and Other Employee Benefits" (for marketable securities held in trust), "Note 1: Summary of Significant Accounting Policies" (for short-term investments), and "Note 8: Derivative Financial Instruments" (for foreign currency forward contracts). We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2014 and 2013. We did not have any material amounts of Level 3 assets or liabilities at December 31, 2014 and 2013.

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

Risks and Uncertainties—We provide a wide range of technologically advanced products, services and solutions for principally governmental customers in the U.S. and abroad, and are subject to certain business risks specific to that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

industry. Total sales to the U.S. Government, excluding foreign military sales, were 70%, 72%, and 73% of total net sales in 2014, 2013 and 2012, respectively. Total sales to customers outside the U.S., including foreign military sales through the U.S. Government, were 29%, 27% and 26% of total net sales in 2014, 2013 and 2012, respectively. Sales to the U.S. Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. Sales to international customers may be affected by changes in the priorities and budgets of international customers, which may be driven by changes in threat environments, geo-political uncertainties, potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties and U.S. foreign policy.

Note 2: Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Raytheon, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. However, under the new standard we expect to continue using the cost-to-cost percentage of completion method to recognize revenue for most of our long-term contracts.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on our financial statements or disclosures.

Other new pronouncements issued but not effective until after December 31, 2014 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 3: Acquisitions
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

In November 2014, we acquired Blackbird Technologies, Incorporated, subsequently renamed Raytheon Blackbird Technologies (RBT), for $427 million in cash, net of cash acquired, and exclusive of retention payments. RBT is a leading provider of persistent surveillance, secure tactical communications and cybersecurity solutions to the Intelligence Community and special operations market and further expands our Intelligence, Information and Services (IIS) offerings. In connection with this acquisition, we have preliminarily recorded $301 million of goodwill, all of which was allocated to our IIS business segment, primarily related to expected synergies from combining operations and the value of the existing workforce, and $126 million of intangible assets, primarily related to contractual relationships, completed technology and trade names with a weighted average life of nine years. We expect to complete the purchase price allocation process in the first quarter of 2015 when we receive final valuation results and complete our review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We allocated the initial purchase price for the acquisition as follows:

(In millions)	Purchase Price Allocation
Current assets	$34
Other non-current assets	—
Property, plant and equipment, net	4
Goodwill	301
Intangible assets	126
Current liabilities	(34)
Other long-term liabilities	(4)
Fair value of net assets acquired	$427

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

The total amount of goodwill that is expected to be deductible for tax purposes related to these acquisitions was $489 million at December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A rollforward of goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Total
Balance at December 31, 2012	$1,799	$2,699	$4,150	$4,108	$12,756
Increase for acquisitions	—	12	—	(2)	10
Effect of foreign exchange rates and other	1	(3)	—	—	(2)
Balance at December 31, 2013	1,800	2,708	4,150	4,106	12,764
Increase for acquisitions	—	301	—	—	301
Effect of foreign exchange rates and other	(3)	(1)	—	—	(4)
Balance at December 31, 2014	$1,797	$3,008	$4,150	$4,106	$13,061

Note 4: Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

In the second quarter of 2014, we received notice of the resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under U.S. Government Cost Accounting Standard 413 (CAS 413) for operations we divested over ten years ago. Under CAS 413, a pension plan termination adjustment is required when a contractor divests a business, yet retains ownership of the pension plan assets and liabilities of that business. These adjustments can result in payments to the U.S. Government for pension plans that are in surplus position or payments to contractors for plans that are in a deficit position. As a result, in 2014 we received payment of $81 million and recorded a $52 million gain, net of federal tax expense, in discontinued operations, attributable to the affected plans that were in a deficit position at the time of divestiture.

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

Additionally in the fourth quarter of 2013, we reached a settlement regarding certain tax audits associated with our divestiture of Raytheon Aircraft Company. As a result of this settlement, we recorded a $25 million gain, net of federal tax expense, in discontinued operations.

We retained certain assets and liabilities of our previously-disposed businesses. At December 31, 2014 we had $1 million of assets. At December 31, 2013 we had $56 million of assets primarily related to a receivable for an excise tax settlement associated with Flight Options. At December 31, 2014 and December 31, 2013, we had $15 million and $16 million of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5: Contracts in Process, Net
Contracts in process, net consisted of the following at December 31:

	Cost-Type		Fixed-Price		Total
(In millions)	2014	2013	2014	2013	2014	2013
U.S. Government contracts (including foreign military sales):
Billed	$409	$490	$226	$374	$635	$864
Unbilled	810	787	8,418	8,139	9,228	8,926
Progress payments	—	—	(5,834)	(6,003)	(5,834)	(6,003)
	1,219	1,277	2,810	2,510	4,029	3,787
Other customers:
Billed	14	16	393	343	407	359
Unbilled	27	22	1,127	1,411	1,154	1,433
Progress payments	—	—	(601)	(705)	(601)	(705)
	41	38	919	1,049	960	1,087
Allowance for doubtful accounts	—	—	(4)	(4)	(4)	(4)
Total contracts in process, net	$1,260	$1,315	$3,725	$3,555	$4,985	$4,870

The U.S. Government has title to the assets related to unbilled amounts on contracts that provide progress payments. Unbilled amounts are recorded under the percentage-of-completion method and are recoverable from the customer upon shipment of the product, presentation of billings or completion of the contract. Included in unbilled at December 31, 2014 was $190 million which is expected to be collected outside of one year.

Billed and unbilled contracts in process include retentions arising from contractual provisions. At December 31, 2014, retentions were $50 million. We anticipate collecting $5 million of these retentions in 2015 and the balance thereafter.

Note 6: Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at December 31:

(In millions)	2014	2013
Land	$103	$104
Buildings and improvements	2,607	2,547
Machinery and equipment	3,716	3,605
Property, plant and equipment, gross	6,426	6,256
Accumulated depreciation and amortization	(4,491)	(4,319)
Total	$1,935	$1,937

Depreciation and amortization expense of property, plant and equipment, net was $301 million, $303 million and $318 million in 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7: Other Assets, Net
Other assets, net consisted of the following at December 31:

(In millions)	2014	2013
Marketable securities held in trust	$519	$479
Computer software, net of accumulated amortization of $992 and $918 at December 31, 2014 and 2013, respectively	313	340
Other intangible assets, net of accumulated amortization of $293 and $242 at December 31, 2014 and 2013, respectively	303	235
Other noncurrent assets, net	246	330
Deferred tax asset, noncurrent(1)	1,231	66
Total	$2,612	$1,450
(1) For further details, refer to "Note 14: Income Taxes".

Computer software amortization expense was $79 million, $82 million and $88 million in 2014, 2013 and 2012, respectively.

Other intangible assets, net consisted primarily of drawings and intellectual property, and increased $126 million, $3 million and $80 million as a result of acquired businesses in 2014, 2013 and 2012, respectively. These intangible assets are being amortized over their estimated useful lives which range from 2 to 25 years using either a straight-line or accelerated amortization method based on the pattern of economic benefits we expect to realize from such assets. Amortization expense for other intangible assets was $58 million, $60 million and $49 million in 2014, 2013 and 2012, respectively.

Computer software and other intangible asset amortization expense is expected to be approximately $127 million in 2015, $108 million in 2016, $85 million in 2017, $72 million in 2018 and $59 million in 2019.

Investments, which are included in other noncurrent assets, net above consisted of the following at December 31:

(In millions, except percentages)	Ownership %	2014	2013
Equity method investments
Thales-Raytheon Systems Co. Ltd. (TRS)	50	$98	$71
Other investments	Various	11	9
Total		$109	$80

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

TRS has two major operating subsidiaries, one of which, Thales-Raytheon Systems Co. LLC (TRS LLC), we control and consolidate and is a component of our IDS segment, and the other one, Thales-Raytheon Systems Company S.A.S. (TRS SAS), which we account for using the equity method through our investment in TRS. Of the $98 million investment in TRS, $60 million represents undistributed earnings at December 31, 2014. Our consolidated statements of operations includes net income, which represents net income attributable to Raytheon Company and net income attributable to noncontrolling interests in subsidiaries. Our primary noncontrolling interest relates to TRS LLC. TRS LLC has a joint venture with TRS SAS called Air Command Systems International S.A.S. (ACSI), for which TRS LLC performs work. At December 31, 2014, TRS LLC had $18 million of receivables due from ACSI.

In addition, we have entered into certain joint ventures formed specifically to facilitate a teaming arrangement between two contractors for the benefit of a customer, generally the U.S. Government, whereby we receive a subcontract from the joint venture in the joint venture’s capacity as prime contractor. Accordingly, we record the work we perform for the joint venture as an operating activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Periodically we enter into other equity method investments that are not related to our core operations. We record the income or loss from these investments as a component of other (income) expense, net. We record losses beyond the carrying amount of the investment only when we guarantee obligations of the investee or commit to provide the investee further financial support.

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

The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts were as follows at December 31:

	Asset Derivatives		Liability Derivatives
(In millions)	2014	2013	2014	2013
Derivatives designated as hedging instruments	$5	$20	$19	$23
Derivatives not designated as hedging instruments	2	3	5	3
Total	$7	$23	$24	$26

The fair values of these derivatives are Level 2 in the fair value hierarchy for 2014 and 2013 because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

(In millions)	2014	2013
Effective Portion
Gain (loss) recognized in AOCL	$(13)	$(1)
Gain (loss) reclassified from AOCL to operating income	(2)	3
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in operating income	—	—

We recognized the following pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges:

(In millions)	2014	2013
Gain (loss) recognized in operating income	$(3)	$(1)

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $926 million and $1,396 million at December 31, 2014 and December 31, 2013, respectively. The net exposure of these contracts was approximately $57 million and $78 million at December 31, 2014 and December 31, 2013, respectively. The foreign currency forward contracts at December 31, 2014 have maturities at various dates through 2028 as follows: $551 million in 2015; $224 million in 2016; $116 million in 2017; $14 million in 2018; and $21 million thereafter.

Our foreign currency forward contracts contain off-set or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At both December 31, 2014 and December 31, 2013, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly-rated counterparties.

There were no interest rate swaps outstanding at December 31, 2014 or December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2014, we issued $600 million of fixed-rate long-term debt with half maturing in 10 years and the other half maturing in 30 years. In conjunction with the debt issuance, we entered into interest rate lock agreements with a total notional value of $100 million to manage interest rate risk, which resulted in an increase to AOCL of less than $1 million to be amortized over the term of the debt issued.

In December 2012, we issued $1.1 billion of fixed-rate long-term debt with a maturity of 10 years. In conjunction with the debt issuance, we entered into interest rate lock agreements with a total notional value of $700 million to manage interest rate risk, which resulted in a decrease to AOCL of $3 million to be amortized over the term of the debt issued. As of December 31, 2012, the above referenced interest rate locks were closed out.

Note 9: Notes Payable and Long-term Debt
Notes payable and long-term debt consisted of the following at December 31:

(In millions, except percentages)	2014	2013
$251 notes due 2018, 6.75%	$251	$251
$340 notes due 2018, 6.40%	339	339
$500 notes due 2020, 4.40%	498	497
$1,000 notes due 2020, 3.125%	993	992
$1,100 notes due 2022, 2.50%	1,093	1,092
$300 notes due 2024, 3.15%	297	—
$382 notes due 2027, 7.20%	370	369
$185 notes due 2028, 7.00%	184	184
$600 notes due 2040, 4.875%	591	591
$425 notes due 2041, 4.70%	419	419
$300 notes due 2044, 4.20%	295	—
Total debt issued and outstanding	$5,330	$4,734

The notes are redeemable by us at any time at redemption prices based on U.S. Treasury rates. The carrying value of long-term debt was recorded at amortized cost. The fair value of long-term debt was determined on quoted prices in inactive markets, which falls within Level 2 of the fair value hierarchy.

The estimated fair value of long-term debt was the following at December 31:

(In millions)	2014	2013
Fair value of long-term debt	$5,936	$5,036

In the fourth quarter of 2014, we received proceeds of $592 million for the issuance of $600 million fixed-rate long-term debt.
In the fourth quarter of 2012, we received proceeds of $1,092 million for the issuance of $1.1 billion fixed-rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasuries, $970 million of our long-term debt due 2014 and 2015 at a loss of $29 million pretax, $19 million after-tax, which is included in other (income) expense, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The adjustments to the principal amounts of long-term debt were as follows at December 31:

(In millions)	2014	2013
Principal	$5,383	$4,783
Unamortized issue discounts	(43)	(38)
Unamortized interest rate lock costs	(10)	(11)
Total	$5,330	$4,734

The aggregate amounts of principal payments due on long-term debt for the next five years are:

(In millions)
2015	$—
2016	—
2017	—
2018	591
2019	—

In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016. Under the $1.4 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at December 31, 2014, borrowings would generally bear interest at LIBOR plus 79.5 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of December 31, 2014 and December 31, 2013, there were no borrowings outstanding under this credit facility. However, we had $2 million of outstanding letters of credit at December 31, 2014 and December 31, 2013, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during 2014 and 2013. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 35.9% at December 31, 2014. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility.

Total cash paid for interest on notes payable and long-term debt was $209 million, $210 million and $198 million in 2014, 2013 and 2012, respectively.

Note 10: Commitments and Contingencies
Leases—At December 31, 2014, we had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)
2015	$186
2016	156
2017	131
2018	110
2019	76
Thereafter	288

Rent expense was $225 million, $248 million and $258 million in 2014, 2013 and 2012, respectively. In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2014, we had commitments under agreements to outsource a portion of our information technology function, which have minimum annual payments of less than $5 million.

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

(In millions, except percentages)	2014	2013
Total remediation costs—undiscounted	$202	$198
Weighted-average discount rate	5.5%	5.6%
Total remediation costs—discounted	$131	$133
Recoverable portion	80	90

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

Environmental remediation costs expected to be incurred are:

(In millions)
2015	$30
2016	21
2017	14
2018	14
2019	11
Thereafter	112

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

(In millions)	2014	2013
Guarantees	$266	$378
Letters of credit	1,938	1,424
Surety bonds	298	238

Included in guarantees and letters of credit described above were $196 million and $244 million, respectively, at December 31, 2014, and $233 million and $268 million, respectively, at December 31, 2013, related to our joint venture in TRS. We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans and meet their project performance and other contractual obligations described above. At December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2014, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2014. At December 31, 2014 and December 31, 2013, we had an estimated liability of $9 million and $8 million, respectively, related to these guarantees and letters of credit. The increase in letters of credit of $514 million in 2014 compared to 2013 was primarily driven by advance payment bonds of approximately $500 million related to certain international programs.

The TRS joint venture agreement was amended on June 10, 2014 to allow for termination of the joint venture by either party every three years based on the scheduled date for the designation of a successor Chief Executive Officer for the joint venture which would next occur in 2016. Termination terms and related payments are subject to negotiation between Thales S.A. (Thales) and Raytheon, but generally would include a net payment due for undistributed earnings of the joint venture companies since inception and a net payment based on the relative fair value of those companies excluding Air Command Systems International S.A.S. (ACSI). As a result, any final future termination amounts cannot be determined precisely at this time and could be different from those amounts recorded to date. However, if the joint venture were terminated as of December 31, 2014, we believe the termination payment we would be required to make based on a standard valuation approach would not be material. If a termination liability exceeds $50 million, the agreement allows the paying side to elect to make payments, inclusive of interest, in equal installments over five years to settle the liability.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in the second quarter of 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. As of December 31, 2014, the guarantee amount was $60 million. Loan repayments by the Brazilian Government were current at December 31, 2014.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2014, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. Other than as specifically disclosed herein, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $545 million based on foreign exchange rates as of December 31, 2014) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.

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

In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $778 million based on foreign exchange rates as of December 31, 2014) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $646 million based on foreign exchange rates as of December 31, 2014). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and mounted a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $470 million based on foreign exchange rates as of December 31, 2014) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2013 and were completed in 2013. We continue to believe that the receivables and other assets remaining under the program for technology and services delivered of approximately $40 million at December 31, 2014 are probable of recovery.

On August 15, 2014, RSL received a decision from the Tribunal. The Tribunal found that the UKBA had unlawfully terminated RSL for default and had therefore repudiated the eBorders contract with RSL. Accordingly, the Tribunal denied

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the UKBA’s claims for damages and clawback of previous payments. In addition, the Tribunal found that the UKBA had wrongfully retained the $80 million it had drawn on RSL letters of credit in April 2011. The Tribunal awarded RSL approximately £185 million (approximately $288 million based on foreign exchange rates as of December 31, 2014) as payment for capabilities delivered, damages and other monetary relief. The Tribunal reserved ruling on costs and on the quantification of interest payable to RSL for a later date.

On September 15, 2014, the UKBA filed a challenge to the award in the London High Court. RSL is vigorously opposing such challenge. The payment of amounts awarded to RSL is now pending resolution of the challenge. Due to the inherent uncertainties of arbitration and litigation, no amounts regarding this matter were recorded in our financial results for the year ended December 31, 2014.

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
Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to product warranty accruals was as follows:

(In millions)	2014	2013	2012
Beginning balance	$30	$33	$38
Provisions for warranties	9	3	5
Warranty services provided	(7)	(6)	(10)
Ending balance	$32	$30	$33

We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

(In millions)	2014	2013	2012
Beginning balance	314.5	328.1	338.9
Stock plans activity	1.4	2.4	5.8
Stock repurchases	(8.6)	(16.0)	(16.6)
Ending balance	307.3	314.5	328.1

On May 27, 2010, our stockholders approved the Raytheon 2010 Stock Plan pursuant to which we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At December 31, 2014, we had approximately $1.5 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units and stock option awards issued to employees.

Our share repurchases were as follows:

(In millions)	2014		2013		2012
	$	Shares	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$750	7.7	$1,075	15.2	$825	15.9
Shares repurchased to satisfy tax withholding obligations	90	0.9	48	0.8	37	0.7
Total share repurchases	$840	8.6	$1,123	16.0	$862	16.6

In March 2014, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.20 to $2.42 per share. Our Board of Directors declared dividends of $2.42, $2.20 and $2.00 per share in 2014, 2013 and 2012, respectively. Dividends are subject to quarterly approval by our Board of Directors.

Earnings Per Share (EPS)
EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	2014	2013	2012
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$2.39	$2.19	$1.98
Undistributed earnings	4.59	3.78	3.69
Total	$6.98	$5.97	$5.67
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$2.39	$2.18	$1.98
Undistributed earnings	4.58	3.78	3.67
Total	$6.97	$5.96	$5.65

Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards were earnings of $0.21, earnings of $0.20 and a loss of less than $0.01 for 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income attributable to participating securities was as follows:

(In millions)	2014	2013	2012
Income from continuing operations attributable to participating securities	$39	$38	$36
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	1	1	—
Net income attributable to participating securities	$40	$39	$36

(1)	Income (loss) from discontinued operations, net of tax attributable to participating securities was a loss of less than $1 million for 2012.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In millions)	2014	2013	2012
Shares for basic EPS (including 5.5 participating securities for 2014, 6.4 for 2013, and 6.3 for 2012)	312.0	323.4	333.2
Dilutive effect of stock options and LTPP	0.6	0.8	1.0
Shares for diluted EPS	312.6	324.2	334.2

There were no stock options with exercise prices greater than the average market price (anti-dilutive) that were excluded from our calculation of diluted EPS in 2014, 2013 and 2012. Stock options to purchase the following number of shares of common stock had exercise prices that were less than the average market price (dilutive) of our common stock and were included in our calculations of diluted EPS:

(In millions)	2014	2013	2012
Stock options included in the calculation of EPS (dilutive)(2)	—	0.1	0.9

(2)	Stock options included in the calculation of EPS (dilutive) were less than 1 million for 2014.

Our Board of Directors is authorized to issue up to 200 million shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by them. There were no shares of preferred stock outstanding at December 31, 2014 and December 31, 2013.

Note 12: Stock-based Compensation Plans
Stock-based compensation expense and the associated tax benefits were as follows:

(In millions)	2014	2013	2012
Stock-based compensation expense	$148	$129	$122
Stock-based tax benefit	48	39	37

At December 31, 2014, there was $161 million of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.6 years.

At December 31, 2014, we had stock-based compensation awards outstanding under a number of stock plans, including our 2010 Stock Plan. Future grants of awards will be made from the 2010 Stock Plan and not from our prior plans.

Shares issued as a result of stock awards, stock option exercises or conversion of restricted stock unit awards will be funded through the issuance of new shares. Of the 41.8 million shares authorized under our stock plans, there were 7.0 million shares available for awards under such plans as of December 31, 2014.

Restricted Stock
The 2010 Stock Plan provides for the award of restricted stock awards, restricted stock units and stock appreciation rights to our employees, officers, nonemployee directors and consultants. Awards of restricted stock, restricted stock units and stock appreciation rights generally are made by the MDCC and are compensatory in nature. These awards vest over a specified period of time as determined by the MDCC, generally four years for employee awards and one year for nonemployee directors. Restricted stock awards entitle the recipient to full dividend and voting rights beginning on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

date of grant. Non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances. At the date of award each share of restricted stock is credited to common stock at par value. The fair value of restricted stock, calculated under the intrinsic value method at the date of award, is charged to income as compensation expense generally over the vesting period with a corresponding credit to additional paid-in capital.

During 2014, we awarded 0.3 million restricted stock units (RSUs) to retirement-eligible employees. These awards vest over a specified period of time as determined by the Management Development and Compensation Committee of our Board of Directors (MDCC) and are compensatory in nature. The RSUs continue to vest, but do not accelerate, on the scheduled vesting dates into retirement subject to the employee's compliance with certain post-employment covenants. Due to the continued vesting provisions of the RSUs into retirement, the Company recognized all of the stock compensation expense associated with the RSUs in 2014, approximately $25 million pretax, $17 million after-tax, rather than over the vesting period of the awards.

Restricted stock activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	5,539	$50.38
Granted	2,370	50.38
Vested	(1,733)	51.78
Forfeited	(338)	50.07
Outstanding at December 31, 2012	5,838	49.98
Granted	1,855	67.46
Vested	(1,708)	48.93
Forfeited	(648)	52.39
Outstanding at December 31, 2013	5,337	56.10
Granted	1,355	96.84
Vested	(1,648)	51.30
Forfeited	(526)	58.74
Outstanding at December 31, 2014	4,518	$69.76

Long-term Performance Plan (LTPP)
In 2004, we established the LTPP, which provides for restricted stock unit awards granted from our stock plans to our senior leadership. These awards vest at the end of a three-year performance cycle based upon the achievement of specific pre-established levels of performance.

The performance goals for the three outstanding performance cycles at December 31, 2014, are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LTPP activity related to the expected units was as follows:

	Units (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	991	$50.07
Granted	484	50.83
Increase	407	53.32
Vested	(462)	46.04
Outstanding at December 31, 2012	1,420	52.57
Granted	402	61.38
Increase	398	53.86
Vested	(383)	55.74
Forfeited	(10)	51.22
Outstanding at December 31, 2013	1,827	54.13
Granted	280	97.59
Increase	99	39.50
Vested	(664)	52.33
Forfeited	(134)	75.80
Outstanding at December 31, 2014	1,408	$60.53

The increase above relates to changes in the amount of expected awards as achievement is measured against performance goals.

Stock Options
In 2004, we changed the primary form of our broad-based equity compensation from stock options to restricted stock. There have been no stock options granted since 2005.

The aggregate intrinsic value of options outstanding at December 31, 2014, 2013 and 2012 was less than $1 million, $3 million and $23 million, respectively. The total intrinsic value of options exercised in the years ended December 31, 2014, 2013 and 2012 was $3 million, $21 million and $38 million, respectively.

As of December 31, 2014 and December 31, 2013, there were 2 thousand and 52 thousand outstanding options, respectively, all of which were fully vested and exercisable. No options vested during the years ended December 31, 2014 and December 31, 2013.

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

The fair value of plan assets for our domestic and foreign Pension Benefits plans was as follows:

(In millions)	2014	2013
Domestic Pension Benefits plan	$19,352	$18,822
Foreign Pension Benefits plan	868	806

We maintain a defined contribution plan that includes a 401(k) plan. Covered employees hired or rehired after January 1, 2007, are eligible for a Company contribution based on age and service, instead of participating in our pension plans. These and other covered employees are eligible to contribute up to a specific percentage of their pay to the 401(k) plan. We match the employee’s contribution, generally up to 3% or 4% of the employee’s pay, which is invested in the same way as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

employee contributions. Total expense for our contributions was $274 million, $279 million and $272 million in 2014, 2013 and 2012, respectively.

At December 31, 2014 and December 31, 2013, there was $14.9 billion and $14.4 billion invested in our defined contribution plan, respectively. At December 31, 2014 and December 31, 2013, $1.4 billion of these amounts were invested in our stock fund.

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

(In millions)	2014	2013
Marketable securities held in trust	$519	$479

Included in marketable securities held in trust in the table above was $328 million and $304 million at December 31, 2014 and December 31, 2013, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $327 million and $300 million at December 31, 2014 and December 31, 2013, respectively.

We also maintain additional contractual pension benefits agreements for certain executive officers. The liability associated with such agreements was $39 million and $34 million at December 31, 2014 and December 31, 2013, respectively.

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

In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision adjusts the 24-month average high quality corporate bond rates used to determine the PPA funded status so that they are within a floor and cap, or “corridor,” based on the 25-year average of corporate bond rates. The STE Act gradually phases out this interest rate provision beginning in 2013. In August 2014, the pension provisions of the STE Act were extended as part of the Highway and Transportation Funding Act of 2014 (HATFA). As a result, the interest rates used to determine PPA funded status will continue to be adjusted within a “corridor” and do not begin to phase out until 2018. The HATFA impacts CAS expense as well because CAS Harmonization incorporates the PPA interest rate into CAS calculations.

We made the following contributions to our pension and other postretirement benefit plans during the years ended December 31:

(In millions)	2014	2013	2012
Required pension contributions	$650	$778	$721
Discretionary pension contributions	600	300	500
Other postretirement benefit contributions	20	22	19
Total	$1,270	$1,100	$1,240

We periodically evaluate whether to make additional discretionary contributions. We expect to make required contributions of approximately $335 million and $25 million to our pension and other postretirement benefit plans, respectively, in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below reflects the total Pension Benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefit payments reflect our portion only.

(In millions)	Pension Benefits	Other Benefits
2015	$1,782	$59
2016	1,759	58
2017	1,724	57
2018	1,660	56
2019	1,410	55
Thereafter (next 5 years)	7,786	264

Defined Benefit Retirement Plan Summary Financial Information
The tables below outline the components of net periodic benefit expense (income) and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Components of Net Periodic Pension Expense (Income)	Pension Benefits
(In millions)	2014	2013	2012
Service cost	$448	$579	$516
Interest cost	1,128	996	1,047
Expected return on plan assets	(1,580)	(1,495)	(1,422)
Amounts reflected in net funded status	(4)	80	141
Amortization of prior service cost included in net periodic pension expense	7	9	10
Recognized net actuarial loss	891	1,150	939
Loss due to curtailments/settlements	1	1	3
Amounts reclassified during the year	899	1,160	952
Net periodic pension expense (income)	$895	$1,240	$1,093

Net periodic pension expense (income) also includes income from foreign Pension Benefits plans of $9 million in 2014, and expense of $4 million and $7 million in 2013 and 2012, respectively.

Components of Net Periodic Postretirement Expense (Income)	Other Benefits
(In millions)	2014	2013	2012
Service cost	$6	$8	$8
Interest cost	35	32	38
Expected return on plan assets	(33)	(32)	(31)
Amounts reflected in net funded status	8	8	15
Amortization of transition obligation	—	—	1
Amortization of prior service cost included in net periodic postretirement expense	(1)	(2)	(3)
Recognized net actuarial loss	1	4	3
Amounts reclassified during the year	—	2	1
Net periodic postretirement expense (income)	$8	$10	$16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Funded Status – Amounts Recognized on our Balance Sheets	Pension Benefits		Other Benefits
(In millions) December 31:	2014	2013	2014	2013
Noncurrent assets	$28	$119	$—	$—
Current liabilities	(98)	(74)	(12)	(13)
Noncurrent liabilities	(6,359)	(3,387)	(352)	(288)
Net amount recognized on our balance sheets	$(6,429)	$(3,342)	$(364)	$(301)

Reconciliation of Amounts Recognized on our Balance Sheets	Pension Benefits		Other Benefits
(In millions) December 31:	2014	2013	2014	2013
Accumulated other comprehensive loss:
Prior service (cost) credit	$(18)	$(13)	$4	$5
Net loss	(11,325)	(7,892)	(98)	(23)
Accumulated other comprehensive loss	(11,343)	(7,905)	(94)	(18)
Accumulated contributions in excess (below) net periodic benefit or cost	4,914	4,563	(270)	(283)
Net amount recognized on our balance sheets	$(6,429)	$(3,342)	$(364)	$(301)

Sources of Change in Accumulated Other Comprehensive Loss	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Prior service (cost) credit arising during period	$(11)	$—	$—	$—
Amortization of prior service cost (credit) included in net income	7	9	(1)	(2)
Net change in prior service (cost) credit not recognized in net income during that period	(4)	9	(1)	(2)
Actuarial gain (loss) arising during period	(4,334)	2,869	(76)	96
Amortization of net actuarial (gain) loss included in net income	891	1,150	1	4
Net change in actuarial gain (loss) not included in net income during the period	(3,443)	4,019	(75)	100
Effect of exchange rates	9	2	—	—
Total change in accumulated other comprehensive loss during period	$(3,438)	$4,030	$(76)	$98

The amounts in accumulated other comprehensive loss at December 31, 2014 expected to be recognized as components of net periodic benefit cost in 2015 are as follows:

Adjustments to Accumulated Other Comprehensive Loss (in millions)	Pension Benefits	Other Benefits
Amortization of net loss	$(1,129)	$(2)
Amortization of prior service (cost) credit	(7)	1
Total	$(1,136)	$(1)

The projected benefit obligation (PBO) represents the present value of Pension Benefits earned through the end of the year, with allowance for future salary increases. The accumulated benefit obligation (ABO) is similar to the PBO, but does not provide for future salary increases. The PBO, ABO and asset values for our domestic qualified pension plans were as follows:

(In millions)	2014	2013
PBO for domestic qualified pension plans	$24,767	$21,396
ABO for domestic qualified pension plans	22,570	19,595
Asset values for domestic qualified pension plans	19,352	18,822

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The PBO and fair value of plans assets for Pension Benefits plans with PBOs in excess of plan assets were $25,916 million and $19,459 million, respectively, at December 31, 2014 and $21,529 million and $18,068 million, respectively, at December 31, 2013.

The ABO and fair value of plan assets for Pension Benefits plans with ABOs in excess of plan assets were $23,520 million and $19,406 million, respectively, at December 31, 2014 and $18,980 million and $17,425 million, respectively, at December 31, 2013. The ABO for all Pension Benefits plans was $24,298 million and $21,050 million at December 31, 2014 and December 31, 2013, respectively.

The tables below provide a reconciliation of benefit obligations, plan assets, funded status and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Change in Projected Benefit Obligation	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Projected benefit obligation at beginning of year	$22,970	$24,657	$732	$818
Service cost	448	579	6	8
Interest cost	1,128	996	35	32
Plan participants’ contributions	12	15	50	43
Amendments	12	—	—	—
Plan curtailments/settlements	(4)	(6)	—	—
Actuarial loss (gain)	4,007	(1,798)	67	(70)
Foreign exchange loss (gain)	(42)	—	—	—
Benefits paid	(1,882)	(1,473)	(108)	(99)
Projected benefit obligation at end of year	$26,649	$22,970	$782	$732

The PBO for our domestic and foreign Pension Benefits plans was $25,745 million and $904 million, respectively at December 31, 2014 and $22,157 million and $813 million, respectively, at December 31, 2013.

Change in Plan Assets	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Fair value of plan assets at beginning of year	$19,628	$17,450	$431	$408
Actual return (loss) on plan assets	1,254	2,563	25	57
Company contributions	1,250	1,078	20	22
Plan participants’ contributions	12	15	50	43
Plan settlements	(4)	(6)	—	—
Foreign exchange gain (loss)	(38)	1	—	—
Benefits paid	(1,882)	(1,473)	(108)	(99)
Fair value of plan assets at end of year	$20,220	$19,628	$418	$431

Retirement Plan Assumptions

Weighted-Average Net Periodic Benefit Cost Assumptions	Pension Benefits
	2014	2013	2012
Discount rate	5.06%	4.15%	5.00%
Expected long-term rate of return on plan assets	8.67%	8.67%	8.68%
Rate of compensation increase
Range	2% -7%	2% -7%	2% -7%
Average	4.40%	4.40%	4.40%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-Average Net Periodic Benefit Cost Assumptions	Other Benefits
	2014	2013	2012
Discount rate	5.01%	4.00%	5.00%
Expected long-term rate of return on plan assets	8.24%	8.24%	8.25%
Rate of compensation increase
Range	2% -7%	2% -7%	2% -7%
Average	4.50%	4.50%	4.50%
Health care trend rate in the next year	4.00%	4.00%	4.00%
Gradually declining to an ultimate trend rate	4.00%	4.00%	4.00%
Year that the rate reaches ultimate trend rate	*	*	*
 * Currently at the ultimate trend rate.

Weighted-Average Year-End Benefit Obligation Assumptions	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	4.06%	5.06%	4.05%	5.01%
Rate of compensation increase
Range	2% -7%	2% -7%	2% -7%	2% -7%
Average	4.40%	4.39%	4.50%	4.50%
Health care trend rate in the next year			4.00%	4.00%
Gradually declining to an ultimate trend rate of			4.00%	4.00%
Year that the rate reaches the ultimate trend rate			*	*
 * Currently at the ultimate trend rate.

The weighted-average year-end benefit obligation discount rate for our domestic Pension Benefits plans was 4.08% and 5.08% at December 31, 2014 and December 31, 2013, respectively. Our foreign Pension Benefits plan assumptions have been included in the Pension Benefits assumptions in the table above.

The long-term ROA represents the average rate of earnings expected over the long term on the assets invested to provide for anticipated future benefit payment obligations. The long-term ROA used to calculate net periodic pension cost is set annually at the beginning of each year. Given the long-term nature of the ROA assumption, which we believe should not be solely reactive to short-term market conditions that may not persist, we expect the long-term ROA to remain unchanged unless there are significant changes in our investment strategy, the underlying economic assumptions, or other major factors. To establish our long-term ROA assumption, we employ a “building block” approach. As part of our annual process for determining whether it is appropriate to change our long-term ROA assumption, we first review the existing long-term ROA assumption against a statistically determined reasonable range of outcomes. For purposes of determining the long-term ROA assumption for 2014 and prior, we considered this range to be between the 25th and 75th percentile likelihood of achieving a long-term return over future years (consistent with Actuarial Standard of Practice No. 27 in effect at the time). Therefore, it is less than 25 percent likely that the long-term return of the pension plan would fall below or above the 25th and 75th percentiles points, respectively (i.e., it is 50 percent likely that the long-term return of the pension plan will be within the 25th and 75th percentile range). The building block approach and the reasonable range of outcomes are based upon our asset allocation assumptions and long-term capital market assumptions. Such assumptions incorporate the economic outlook for various asset classes over short- and long-term periods and also take into consideration other factors, including historical market performance, inflation and interest rates. The reasonable range of long-term returns that was used to validate the long-term ROA assumption for the calculation of the net periodic benefit cost for 2014, 2013 and 2012, are shown below.

Percentile	2014	2013	2012
25th	5.53%	5.62%	6.15%
75th	9.65%	9.41%	9.84%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our long-term domestic ROA of 8.75% fell between the 60th–65th percentile, 65th–70th percentile and 60th–65th percentile of the reasonable range for 2014, 2013 and 2012 respectively. The 50th percentile of the reasonable range used to develop each of the 2014, 2013 and 2012 long-term ROA was 7.59%, 7.51% and 7.99%, respectively.

Once our long-term ROA has been determined, we review historical averages and patterns of returns to confirm reasonability of our long-term ROA assumption compared to past results. While history is not solely indicative of future market expectations, it does provide insight into general historical trends and long-term asset performance. In validating the 2014 long-term ROA assumption, we reviewed our pension plan asset performance since 1986. Our average annual actual rate of return since 1986 of 9.19%, determined on an arithmetic basis, exceeds our estimated 8.75% assumed return. Arithmetic annual averages represent the simple average returns over independent annual periods, whereas geometric returns reflect the compound average returns of dependent annual periods. The average annual actual return on a geometric basis for the same period was 8.50%. In addition, the actual annual returns have exceeded our long-term ROA assumption of 8.75% in six of the past ten years. Because our 2014 long-term ROA assumption of 8.75% for our domestic pension plans was within the reasonable range and our historical trends and averages did not indicate a trend or pattern of returns significantly above or below our existing assumption, we determined our long-term ROA assumption for our domestic pension plans in 2014 would remain at 8.75%, consistent with our 2013 assumption.

Our domestic pension plans’ actual rates of return were approximately 6%, 15% and 12% for 2014, 2013 and 2012, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses.

The long-term ROA assumptions for foreign Pension Benefits plans are based on the asset allocations and the economic environment prevailing in the locations where the Pension Benefits plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our Pension Benefits plans.

For purposes of determining pension expense under GAAP, a “corridor” approach may be elected and applied in the recognition of asset and liability gains or losses which limits expense recognition to the net outstanding gains and losses in excess of the greater of 10 percent of the projected benefit obligation or the calculated "market-related value" of assets. We do not use a “corridor” approach in the calculation of FAS expense.

The effect of a 1% increase or decrease in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is less than $1 million and for the accumulated postretirement benefit obligation is a $7 million increase or decrease.

Plan Assets
Substantially all our domestic Pension Benefits Plan (Plan) assets, which consist of investments in cash and cash equivalents, publicly traded U.S. and international equity securities, private equity funds, private real estate funds, fixed-income securities, commingled funds and other investments such as insurance contracts and derivatives, are held in a master trust, which was established for the investment of assets of our Company-sponsored retirement plans. The assets of the master trust are overseen by our Investment Committee comprised of members of senior management drawn from appropriate diversified levels of the executive management team.

The Investment Committee is responsible for setting the policy that provides the framework for management of the Plan assets. In accordance with its responsibilities and charter, the Investment Committee meets on a regular basis to review the performance of the Plan assets and compliance with the investment policy. The policy sets forth an investment structure for managing Plan assets, including setting the asset allocation ranges, which are expected to provide an appropriate level of overall diversification and total investment return over the long term while maintaining sufficient liquidity to pay the benefits of the Plan. Asset allocation ranges are set to produce the highest return on investment taking into account investment risks that are prudent and reasonable given prevailing market conditions. In developing the asset allocation ranges, third-party asset allocation studies are periodically performed that consider the current and expected positions of the plan assets and funded status. Based on these studies and other appropriate information, the Investment Committee establishes asset allocation ranges taking into account acceptable risk targets and associated returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The investment policy asset allocation ranges for the Plan, as set by the Investment Committee, for the year ended December 31, 2014 were as follows:

Asset Category
Global equity (combined U.S. and international equity)	40%–60%
U.S. equities	25%–40%
International equities	15%–25%
Fixed-income securities	25%–40%
Cash and cash equivalents	1%–10%
Private equity and private real estate	3%–20%
Other (including absolute return funds)	5%–20%

The Investment Committee appoints the investment fiduciary, who is responsible for making investment decisions within the framework of the Investment Policy, setting the long-term target allocation within the investment policy asset allocation ranges and for supervising the internal pension investment team. The pension investment team is comprised of experienced financial managers, who are all employees of the Company. The investment fiduciary reports back to the Investment Committee. During times of unusual market conditions, the investment fiduciary may seek authorization from the Investment Committee to change the investing allocation ranges to reasonably limit excessive volatility or other undesirable consequences.

Taking into account the asset allocation ranges, the investment fiduciary determines the specific allocation of the Plan’s investments within various asset classes. The Plan utilizes select investment strategies which are executed through separate account or fund structures with external investment managers who demonstrate experience and expertise in the appropriate asset classes and styles. The selection of investment managers is done with careful evaluation of all aspects of performance and risk, due diligence of internal operations and controls, reputation, systems evaluation and a review of investment managers' policies and processes. The Plan also utilizes funds that track an index and are highly liquid. Investment performance is monitored frequently against appropriate benchmarks and tracked to compliance guidelines with the assistance of third-party performance evaluation tools and metrics.

Consistent with the objective of maximizing return while minimizing risk, multiple investment strategies are employed to diversify risk such that no single investment or manager holding presents a significant exposure to the total investment portfolio. Plan assets are invested in numerous diversified strategies with the intent to minimize correlations. This allows for diversification of returns. Plan assets can be invested in funds that track an index and are designed to achieve diversification across the related indices. The Plan had $4 billion invested in such funds across four indices as of December 31, 2014. Other than funds that track an index, no individual investment strategy represented more than 5% of the Plan as of December 31, 2014. Further, within each separate account strategy, guidelines are established which set forth the list of authorized investments, the typical portfolio characteristics and diversification required by limiting the amount that can be invested by sector, country and issuer.

The Plan’s investments are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price when an active market exists. Investments in fixed-income securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in private equity funds and private real estate funds are estimated at fair market value which primarily utilizes net asset values reported by the investment manager or fund administrator. We review independently-appraised values, audited financial statements and additional pricing information to evaluate the net asset values. For the limited group of securities and other assets for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of our Plan assets by asset category and by level (as described in "Note 1: Summary of Significant Accounting Policies") at December 31, 2014 and December 31, 2013 were as follows:

Fair Value Measurements at December 31, 2014
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equities
All capitalization(1)	$6,833	$3,268	$3,565	$—
International equities
Developed markets(1)	2,398	1,452	946	—
Emerging markets(1)	394	297	97	—
Fixed-income securities
U.S. Government and agency securities	112	104	8	—
Corporate debt securities/instruments
Investment grade bonds(2)	2,424	—	2,424	—
Non-investment grade bonds(2)	248	—	248	—
Emerging market debt	—	—	—	—
Core fixed-income(3)	1,215	1,098	117	—
Global multi-sector fixed-income(4)	456	456	—	—
Fixed-income hedge funds(5)	112	—	110	2
Securitized(6)	1,006	—	765	241
Convertible(7)	161	161	—	—
Cash and cash equivalents(8)	820	558	262	—
Other funds
Absolute return funds(9)
Relative value(10)	432	—	182	250
Event driven(11)	387	—	157	230
Equity hedge(12)	319	—	267	52
Macro(13)	—	—	—	—
Multi-strategy(14)	322	—	148	174
Private equity funds(15)	938	—	—	938
Private real estate funds	692	—	275	417
Insurance contracts	28	—	—	28
Other(16)	55	—	—	55
Total	$19,352	$7,394	$9,571	$2,387

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value Measurements at December 31, 2013
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equities
All capitalization(1)	$6,647	$2,805	$3,842	$—
International equities
Developed markets(1)	3,136	2,225	911	—
Emerging markets(1)	488	393	95	—
Fixed-income securities
U.S. Government and agency securities	93	93	—	—
Corporate debt securities/instruments
Investment grade bonds(2)	1,477	—	1,477	—
Non-investment grade bonds(2)	427	—	427	—
Emerging market debt	51	51	—	—
Core fixed-income(3)	1,326	1,228	98	—
Global multi-sector fixed-income(4)	97	97	—	—
Fixed-income hedge funds(5)	171	—	164	7
Securitized(6)	754	—	754	—
Convertible(7)	207	207	—	—
Cash and cash equivalents(8)	1,239	561	678	—
Other funds
Absolute return funds(9)
Relative value(10)	464	—	318	146
Event driven(11)	323	—	168	155
Equity hedge(12)	329	—	323	6
Macro(13)	201	—	191	10
Multi-strategy(14)	125	—	—	125
Private equity funds(15)	598	—	—	598
Private real estate funds	537	—	208	329
Insurance contracts	26	—	—	26
Other(16)	106	—	—	106
Total	$18,822	$7,660	$9,654	$1,508

(1)	U.S. and International equities primarily include investments across the spectrum of large, medium and small market capitalization stocks.

(2)
Investment grade bonds are fixed-income securities with a rating equivalent to a Standard & Poor's rating of BBB- or better. Non-investment grade bonds have a rating equivalent to a Standard & Poor's rating of BB+ or less.

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

(16)
As of December 31, 2014 and December 31, 2013, this category included $55 million and $106 million of net receivables and payables which consisted primarily of pending trades, interest, dividends and other payable expenses.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In millions)	Beginning Balance at Dec 31, 2013	Actual return on plan assets(1)	Purchases, issuances, settlements	Transfers in and/or out of Level 3	Ending Balance at Dec 31, 2014
Fixed-income securities
Fixed-income hedge funds	$7	$3	$(8)	$—	$2
Securitized	—	46	195	—	241
Other funds
Absolute return funds
Relative value	146	8	(4)	100	250
Event driven	155	11	58	6	230
Equity hedge	6	2	44	—	52
Macro	10	—	(10)	—	—
Multi-strategy	125	19	30	—	174
Private equity funds	598	65	275	—	938
Private real estate funds	329	74	14	—	417
Insurance contracts	26	2	—	—	28
Other	106	—	(51)	—	55
Total	$1,508	$230	$543	$106	$2,387

(In millions)	Beginning Balance at Dec 31, 2012	Actual return on plan assets(1)	Purchases, issuances, settlements	Transfers in and/or out of Level 3	Ending Balance at Dec 31, 2013
Fixed-income securities
Fixed-income hedge funds	$67	$39	$(99)	$—	$7
Securitized	—	—	—	—	—
Other funds
Absolute return funds
Relative value	—	11	135	—	146
Event driven	72	30	53	—	155
Equity hedge	5	1	—	—	6
Macro	32	1	(23)	—	10
Multi-strategy	80	13	32	—	125
Private equity funds	397	85	116	—	598
Private real estate funds	249	49	31	—	329
Insurance contracts	25	—	1	—	26
Other	192	—	(86)	—	106
Total	$1,119	$229	$160	$—	$1,508

(1)	The actual return on plan assets for assets still held at December 31, 2014 and December 31, 2013 was $170 million and $95 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Plan limits the use of derivatives through direct or separate account investments such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is limited to hedging purposes or to gain market exposure in a non-speculative manner. The fair market value of the Plan’s derivatives through direct or separate account investments was approximately $(7) million and $20 million as of December 31, 2014 and December 31, 2013, respectively.

In addition, assets are held in trust for non-U.S. Pension Benefits plans, primarily in the U.K. and Canada, which are governed locally in accordance with specific jurisdictional requirements. These assets are overseen by local management in Canada and by trustees with a combination of members representing plan participants and local management in the U.K. Investments in the non-U.S. Pension Benefits plans consist primarily of fixed-income securities and equity securities and had a fair market value of $868 million and $806 million at December 31, 2014 and December 31, 2013, respectively. These investments are valued using quoted prices in active markets (Level 1) as well as significant observable inputs (Level 2). Investments with significant unobservable inputs (Level 3) are immaterial in the non-U.S. Pension Benefits plans.

The fair market value of assets related to our Other Benefits was $418 million and $431 million as of December 31, 2014 and December 31, 2013, respectively. These assets included $185 million and $189 million at December 31, 2014 and December 31, 2013, respectively, that were invested in the master trust described above and are therefore invested in the same assets described above. The remaining investments are held within Voluntary Employees’ Beneficiary Association (VEBA) trusts. The assets of the VEBA trusts are also overseen by the Investment Committee and managed by the same investment fiduciary that manages the master trust’s investments. These assets are generally invested in mutual funds, and are valued primarily using quoted prices in active markets (Level 1) as well as significant observable inputs (Level 2). There were no Level 3 investments in the VEBA trusts at December 31, 2014 or December 31, 2013.

The table below details assets by category for our VEBA trusts. These assets consist primarily of publicly-traded equity securities and publicly-traded fixed-income securities.

VEBA Trust Asset Information	Percent of Plan Assets at Dec 31:
Asset category	2014	2013
Fixed-income securities	46%	34%
U.S. equities	41%	41%
International equities	10%	21%
Cash and cash equivalents	3%	4%
Total	100%	100%

Note 14: Income Taxes
The provision for federal and foreign income taxes consisted of the following:

(In millions)	2014	2013	2012
Current income tax expense
Federal	$837	$723	$753
Foreign	13	17	32
Deferred income tax expense (benefit)
Federal	(73)	36	74
Foreign	13	32	19
Total	$790	$808	$878

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The expense for income taxes differs from the U.S. statutory rate due to the following:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
Research and development (R&D) tax credit	(1.1)	(1.8)	—
Tax settlements and refund claims	(0.5)	(0.8)	(0.8)
Domestic manufacturing deduction benefit	(2.7)	(2.1)	(1.9)
Tax benefit on foreign dividend	(2.8)	—	—
Other, net	(1.4)	(1.0)	(0.7)
Effective tax rate	26.5%	29.3%	31.6%

In December 2014, Congress enacted legislation that reinstated the Research & Development (R&D) tax credit that was retroactive to the beginning of 2014. In the fourth quarter of 2014, we recorded a full year benefit of approximately $30 million related to the 2014 R&D tax credit.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We have participated in the IRS Compliance Assurance Process (CAP) program since 2011. We continue to participate in the CAP program for the 2013 and 2014 tax years. In the first quarter of 2014 the IRS completed the examination for the 2012 tax year, which completed all examinations through 2012. We are also under audit by multiple state and foreign tax authorities.
During 2013, the IRS completed its examination of our 2009 and 2012 tax years and we received final approval from the U.S. Congressional Joint Committee on Taxation of a refund claim related to the 2011 tax year. As a result of closing the federal audit examinations, our unrecognized tax benefits decreased by approximately $70 million, inclusive of interest, the majority of which did not impact our income from continuing operations.
During 2012, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of an IRS Appeals Division settlement for the 2006-2008 IRS examination cycle (2012 Tax Settlement). As a result, our unrecognized tax benefits decreased by approximately $24 million, inclusive of interest, all of which increased our income from continuing operations.

(In millions)	2014	2013	2012
Domestic income from continuing operations before taxes	$2,868	$2,612	$2,630
Foreign income from continuing operations before taxes	115	145	149

At December 31, 2014, foreign earnings of approximately $384 million have been retained by foreign subsidiaries for reinvestment. In the first quarter of 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million. The transaction does not affect our indefinite reinvestment assertion because it generated a net tax benefit of approximately $80 million. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely invested or are expected to be remitted substantially free of additional tax. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

We made the following net tax payments during the years ended December 31:

(In millions)	2014	2013	2012
Federal	$705	$628	$826
Foreign	19	22	13
State	35	39	78

We believe that our income tax reserves are adequate; however, amounts asserted by taxing authorities could be greater or less than amounts accrued and reflected in our consolidated balance sheets. Accordingly, we could record adjustments to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the amounts for federal, foreign and state tax-related liabilities in the future as we revise estimates or we settle or otherwise resolve the underlying matters. In the ordinary course of business, we may take new positions that could increase or decrease our unrecognized tax benefits in future periods.

The balance of unrecognized tax benefits, exclusive of interest, was $104 million and $118 million at December 31, 2014 and December 31, 2013, respectively, the majority of which would affect earnings if recognized. We accrue interest and penalties related to unrecognized tax benefits in tax expense. At December 31, 2014, December 31, 2013 and December 31, 2012, we had $6 million, $5 million and $17 million of interest accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $4 million, $3 million and $11 million, respectively.

A rollforward of our unrecognized tax benefits was as follows:

(In millions)	2014	2013	2012
Unrecognized tax benefits, beginning of year	$118	$129	$167
Additions based on current year tax positions	1	104	1
Additions based on prior year tax positions	10	—	—
Reductions based on prior year tax positions	(25)	(64)	(39)
Settlements based on prior year tax positions	—	(51)	—
Unrecognized tax benefits, end of year	$104	$118	$129

It is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest, may decrease by up to $100 million, as a result of resolving various issues in the currently open cycles, including the R&D tax credit. We expect that the majority of the decrease would affect the effective tax rate, if recognized.
We generally account for our state income tax expense as a deferred contract cost, as we can generally recover this expense through the pricing of our products and services to the U.S. Government. We include this deferred amount in contracts in process, net until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. Net state income tax expense allocated to our contracts was $41 million, $42 million and $78 million in 2014, 2013 and 2012, respectively. We include state income tax expense allocated to our contracts in administrative and selling expenses.

Deferred income taxes consisted of the following at December 31:

(In millions)	2014	2013
Current deferred tax assets (liabilities)
Accrued employee compensation and benefits	$242	$240
Other accrued expenses and reserves	132	191
Contracts in process and inventories	(539)	(513)
Deferred income taxes-current	$(165)	$(82)
Noncurrent deferred tax assets (liabilities)
Pension benefits	$2,242	$934
Other retiree benefits	110	113
Net operating loss and tax credit carryforwards	101	116
Depreciation and amortization	(1,337)	(1,346)
Other	106	(74)
Deferred income taxes-noncurrent	$1,222	$(257)

As of December 31, 2014, we had foreign net operating loss carryforwards of approximately $392 million, of which $370 million was generated in the U.K. We believe that we will have sufficient taxable income to realize this deferred tax asset, as any net operating loss generated in the U.K. may be carried forward indefinitely.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax expense (benefit) related to discontinued operations was $23 million, $(5) million and $1 million in 2014, 2013 and 2012, respectively.

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

SAS is a leader in the design and development of integrated sensor and communication systems for advanced missions, including traditional and non-traditional ISR, precision engagement, unmanned aerial operations, and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides EO/IR sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, signals intelligence systems, processors, electronic warfare systems, communication systems, and space-qualified systems for civil and military applications.

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

Segment financial results were as follows:

Total Net Sales (in millions)	2014	2013	2012
Integrated Defense Systems	$6,085	$6,489	$6,492
Intelligence, Information and Services	5,984	6,045	6,335
Missile Systems	6,309	6,599	6,639
Space and Airborne Systems	6,072	6,371	6,823
Corporate and Eliminations	(1,624)	(1,798)	(1,875)
Total	$22,826	$23,706	$24,414

Intersegment Sales (in millions)	2014	2013	2012
Integrated Defense Systems	$107	$107	$91
Intelligence, Information and Services	829	817	784
Missile Systems	140	163	161
Space and Airborne Systems	548	711	839
Total	$1,624	$1,798	$1,875

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating Income (in millions)	2014	2013	2012
Integrated Defense Systems	$974	$1,115	$1,047
Intelligence, Information and Services	508	510	536
Missile Systems	800	830	861
Space and Airborne Systems	846	920	988
FAS/CAS Adjustment	286	(249)	(255)
Corporate and Eliminations	(235)	(188)	(188)
Total	$3,179	$2,938	$2,989

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

The components of the FAS/CAS Adjustment were as follows:

(In millions)	2014	2013	2012
FAS/CAS Pension Adjustment	$281	$(253)	$(255)
FAS/CAS PRB Adjustment	5	4	—
FAS/CAS Adjustment	$286	$(249)	$(255)

The components of operating income related to Corporate and Eliminations were as follows:

(In millions)	2014	2013	2012
Intersegment profit eliminations	$(157)	$(160)	$(177)
Corporate	(78)	(28)	(11)
Total	$(235)	$(188)	$(188)

Intersegment Operating Income (in millions)	2014	2013	2012
Integrated Defense Systems	$8	$9	$8
Intelligence, Information and Services	83	72	72
Missile Systems	14	17	24
Space and Airborne Systems	52	62	73
Total	$157	$160	$177

Capital Expenditures (in millions)	2014	2013	2012
Integrated Defense Systems	$99	$69	$67
Intelligence, Information and Services	41	28	34
Missile Systems	56	55	66
Space and Airborne Systems	117	117	132
Corporate	13	11	40
Total	$326	$280	$339

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation and Amortization (in millions)	2014	2013	2012
Integrated Defense Systems	$95	$96	$101
Intelligence, Information and Services	57	62	65
Missile Systems	76	76	68
Space and Airborne Systems	168	158	161
Corporate	43	53	60
Total	$439	$445	$455

Total Assets (in millions)	2014	2013
Integrated Defense Systems	$4,128	$3,897
Intelligence, Information and Services	4,243	3,772
Missile Systems	6,223	6,316
Space and Airborne Systems	6,414	6,399
Corporate	6,892	5,583
Total	$27,900	$25,967

Total Net Sales by Geographic Areas (in millions)	2014	2013	2012
United States	$16,285	$17,260	$18,182
Asia/Pacific	2,390	2,590	2,510
Middle East and North Africa	2,857	2,396	2,470
All other (principally Europe)	1,294	1,460	1,252
Total	$22,826	$23,706	$24,414

The following is a breakdown of net sales to major customers:

(In millions)	2014	2013	2012
Sales to the U.S. Government(1)	$16,083	$17,019	$17,861
Sales to the U.S. Department of Defense(1)	15,059	16,015	16,818
Total international sales(2)	6,541	6,446	6,232
Foreign direct commercial sales(1)	3,579	3,384	3,036
Foreign military sales through the U.S. Government	2,962	3,062	3,196

(1)	Excludes foreign military sales through the U.S. Government.

(2)	Includes foreign military sales through the U.S. Government.

Property, Plant and Equipment, net by Geographic Area (in millions)	2014	2013
United States	$1,847	$1,841
All other (principally Europe)	88	96
Total	$1,935	$1,937

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16: Quarterly Operating Results (Unaudited)

(In millions, except per share amounts, stock prices and workdays)
2014	First(3)	Second	Third	Fourth
Total net sales	$5,508	$5,701	$5,474	$6,143
Gross margin	1,347	1,400	1,303	1,481
Income from continuing operations	593	501	519	580
Net income attributable to Raytheon Company	596	551	515	582
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$1.87	$1.59	$1.66	$1.86
Diluted	1.87	1.59	1.65	1.86
EPS attributable to Raytheon Company common stockholders(1)
Basic	1.89	1.76	1.66	1.88
Diluted	1.89	1.76	1.65	1.88
Cash dividends per share
Declared	0.605	0.605	0.605	0.605
Paid	0.550	0.605	0.605	0.605
Common stock prices
High	$101.31	$101.47	$103.35	$110.47
Low	88.13	94.08	89.43	93.85
Workdays(2)	62	64	63	60

2013	First(4)	Second	Third	Fourth
Total net sales	$5,879	$6,115	$5,842	$5,870
Gross margin	1,274	1,362	1,308	1,230
Income from continuing operations	496	493	491	469
Net income attributable to Raytheon Company	488	488	489	531
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$1.50	$1.50	$1.51	$1.46
Diluted	1.49	1.50	1.51	1.46
EPS attributable to Raytheon Company common stockholders(1)
Basic	1.49	1.50	1.52	1.66
Diluted	1.49	1.50	1.51	1.66
Cash dividends per share
Declared	0.55	0.55	0.55	0.55
Paid	0.50	0.55	0.55	0.55
Common stock prices
High	$59.01	$68.07	$80.69	$91.04
Low	52.67	56.22	64.82	73.97
Workdays(2)	63	64	63	59

(1)	EPS is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for each year.

(2)	Number of workdays per our fiscal calendar, which excludes holidays and weekends.

(3)
In January 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million and generated a net tax benefit of approximately $80 million, which is reflected in our first quarter of 2014 results.

(4)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of December 31, 2014.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014 were effective.

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

Report of the Independent Registered Public Accounting Firm—The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of our Board of Directors will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant". Information regarding Section 16(a) compliance will be contained in our definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert will be contained in our definitive proxy statement under the caption “The Board of Directors and Board Committees” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our code of ethics will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the caption “Corporate Governance—Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.

No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board of Directors since we described the procedures in our definitive proxy statement for the 2007 Annual Meeting of

Stockholders. Information regarding the procedures will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the caption “Corporate Governance—Director Nomination Process.”

ITEM 11. EXECUTIVE COMPENSATION

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the captions “Executive Compensation,” “Director Compensation,” and “The Board of Directors and Board Committees—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and for directors and executive officers will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference. Information regarding securities authorized for issuance under our executive compensation plans is contained in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the captions “Corporate Governance—Board Independence,” “Corporate Governance—Transactions with Related Persons” and “Stock Ownership—Five Percent Stockholders” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the caption “Independent Auditors: Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	The following financial statements of Raytheon Company, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Five Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated February 11, 2015 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2014, 2013 and 2012 and on the Company’s internal control over financial reporting as of December 31, 2014 is included in Part II, Item 8 of this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 of this Annual Report on Form 10-K.

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

3.4
Certificate of Amendment of Restated Certificate of Incorporation of Raytheon Company, as amended as of May 29, 2014, filed as an exhibit to the Company’s Definitive Proxy Statement for the year ended December 31, 2013, is hereby incorporated by reference.

3.5	Raytheon Company Amended and Restated By-Laws, as amended as of May 29, 2014, filed as an exhibit to the Company’s Current Report on Form 8-K filed June 4, 2014, is hereby incorporated by reference.

3.6
Indenture relating to Senior Debt Securities dated as of July 3, 1995, between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

3.7
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

4.10	Form of 4.40% Notes due 2020, filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 19, 2009, is hereby incorporated by reference.

4.11	Form of 1.625% Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

4.12	Form of 3.125% Notes due 2020, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

4.13	Form of 4.875% Notes due 2040, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

4.14	Form of 4.70% Notes due 2041, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 6, 2011, is hereby incorporated by reference.

4.15	Form of 2.50% Notes due 2022, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 4, 2012, is hereby incorporated by reference.

4.16	Form of 3.150% Notes due 2024, filed as an exhibit to the Company's Current Report on Form 8-K filed December 1, 2014, is hereby incorporated by reference.

4.17	Form of 4.200% Notes due 2044, filed as an exhibit to the Company's Current Report on Form 8-K filed December 1, 2014, is hereby incorporated by reference.

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

10.9
Raytheon Company Excess Savings Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2010 and November 1, 2013, filed as an exhibit to the Company's Annual Report for the year ended December 31, 2013, is hereby incorporated by reference.

10.10
Raytheon Company Excess Pension Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2009*, filed as an exhibit to the Company's Annual Report for the year ended December 31, 2013, is hereby incorporated by reference.

10.11
Raytheon Company Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2011, filed as an exhibit to the Company's Annual Report for the year ended December 31, 2013, is hereby incorporated by reference.

10.12	Raytheon Company Deferred Compensation Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2009, January 1, 2010, May 6, 2010 and November 1, 2013.

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

10.19
Form of Performance Stock Unit Award Agreement with respect to the Long-term Performance Plan, under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.20
Form of Restricted Stock Unit Agreement for U.K. employees under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.21
Form of Restricted Stock Unit Agreement for Certain Retirement Eligible Employees under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, is hereby incorporated by reference.

10.22
Form of Restricted Stock Unit Agreement for Certain Retirement Eligible Non U.S. Employees under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, is hereby incorporated by reference.

10.23
Form of Restricted Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2005, is hereby incorporated by reference.

10.24
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

10.28
Summary of Executive Severance and Change in Control Guidelines, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, is hereby incorporated by reference.

10.29	Agreement between Raytheon Company and William H. Swanson, filed as an exhibit to the Company’s Current Report on Form 8-K filed July 28, 2014, is hereby incorporated by reference.

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

10.33	Summary of Executive Perquisites Policy, filed as an exhibit to the Company's Annual Report for the year ended December 31, 2013, is hereby incorporated by reference.

10.34	Summary of Key Employee Permanent Domestic Relocation Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.

10.35
Guarantee Agreement, dated as of May 9, 2001, between Raytheon Company and The Bank of New York as initial Guarantee Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

10.36
Settlement Agreement between Raytheon Company, Raytheon Engineers and Constructors International, Inc. and Washington Group International, Inc. dated January 23, 2002, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.37
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

10.38
Letter Agreement dated February 21, 2006 between Raytheon Company and David C. Wajsgras, filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2006, is hereby incorporated by reference.

10.39
Letter Agreement dated March 2, 2006 between Raytheon Company and Taylor W. Lawrence, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 6, 2006, is hereby incorporated by reference.

10.40	Summary of the Raytheon Company Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.41	Summary of the Raytheon Company Long-term Performance Plan, filed as an exhibit to the Company's Annual Report for the year ended December 31, 2013, is hereby incorporated by reference.

10.42
Stock Purchase Agreement by and among, Hawker Beechcraft Corporation, Greenbulb Limited, Raytheon Company, Raytheon Aircraft Holdings, Inc. and Raytheon Aircraft Services Limited dated as of December 20, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 22, 2006, is hereby incorporated by reference.

10.43
Form of Indemnification Agreement between the Company and each of its directors and executive officers, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2007, is hereby incorporated by reference.

10.44
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

10.45
Two-Year and One-Day Competitive Advance and Revolving Credit Agreement by and among Raytheon Company, as the Borrower, the Lenders named therein, and the Syndication Agent, Documentation Agents and Administrative Agent named therein, dated as of November 17, 2010, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2010, is hereby incorporated by reference.

10.46	Form of Clawback Policy Acknowledgement, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.

10.47
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

10.48
Letter Agreement dated October 25, 2010 between Raytheon Company and Daniel J. Crowley, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2012, is hereby incorporated by reference.

12	Statement regarding Computation of Ratio of Earnings to Fixed Charges for the year ended December 31, 2014.*

21	Subsidiaries of Raytheon Company.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Thomas A. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of Thomas A. Kennedy pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

(Exhibits marked with an asterisk (*) are filed electronically herewith.)

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

Dated: February 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Thomas A. Kennedy	Chairman and Chief Executive Officer (Principal Executive Officer)	February 11, 2015
Thomas A. Kennedy

/s/ David C. Wajsgras	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2015
David C. Wajsgras

/s/ Michael J. Wood	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 11, 2015
Michael J. Wood

/s/ James E. Cartwright	Director	February 11, 2015
James E. Cartwright

/s/ Vernon E. Clark	Director	February 11, 2015
Vernon E. Clark

/s/ Stephen J. Hadley	Director	February 11, 2015
Stephen J. Hadley

/s/ Tracy A. Atkinson	Director	February 11, 2015
Tracy A. Atkinson

/s/ George R. Oliver	Director	February 11, 2015
George R. Oliver

/s/ Michael C. Ruettgers	Director	February 11, 2015
Michael C. Ruettgers

/s/ Ronald L. Skates	Director	February 11, 2015
Ronald L. Skates

/s/ William R. Spivey	Director	February 11, 2015
William R. Spivey

/s/ Linda G. Stuntz	Director	February 11, 2015
Linda G. Stuntz