Form 10-Q
period 2015-03-29
RAYTHEON CO/
filed 2015-04-23
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒
Number of shares of common stock outstanding as of April 20, 2015 was 305,142,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance including with respect to our liquidity and capital resources, capital expenditures, our cash tax payments and tax reserves, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits, the outcome of legal and administrative proceedings, claims, investigations, and commitments and contingencies and the anticipated timing of the closing of the transactions involving Raytheon Cyber Products and Websense. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown risks and uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Mar 29, 2015	Dec 31, 2014
Assets
Current assets
Cash and cash equivalents	$2,906	$3,222
Short-term investments	1,234	1,497
Contracts in process, net	5,223	4,985
Inventories	506	414
Prepaid expenses and other current assets	372	174
Total current assets	10,241	10,292
Property, plant and equipment, net	1,906	1,935
Goodwill	13,060	13,061
Other assets, net	2,591	2,612
Total assets	$27,798	$27,900

Liabilities and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$1,944	$2,284
Accounts payable	1,141	1,250
Accrued employee compensation	905	1,059
Accrued income taxes	346	31
Other accrued expenses	1,299	1,306
Total current liabilities	5,635	5,930
Accrued retiree benefits and other long-term liabilities	6,926	6,919
Long-term debt	5,331	5,330
Commitments and contingencies (Note 8)

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 306 and 307 shares outstanding at March 29, 2015 and December 31, 2014, respectively.	3	3
Additional paid-in capital	1,040	1,309
Accumulated other comprehensive loss	(7,353)	(7,458)
Retained earnings	16,017	15,671
Total Raytheon Company stockholders’ equity	9,707	9,525
Noncontrolling interests in subsidiaries	199	196
Total equity	9,906	9,721
Total liabilities and equity	$27,798	$27,900

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In millions, except per share amounts)	Mar 29, 2015	Mar 30, 2014
Net sales
Products	$4,387	$4,565
Services	901	943
Total net sales	5,288	5,508
Operating expenses
Cost of sales—products	3,096	3,391
Cost of sales—services	737	770
General and administrative expenses	615	559
Total operating expenses	4,448	4,720
Operating income	840	788
Non-operating (income) expense, net
Interest expense	58	51
Interest income	(4)	(3)
Other (income) expense, net	(2)	—
Total non-operating (income) expense, net	52	48
Income from continuing operations before taxes	788	740
Federal and foreign income taxes	234	147
Income from continuing operations	554	593
Income (loss) from discontinued operations, net of tax	—	7
Net income	554	600
Less: Net income attributable to noncontrolling interests in subsidiaries	3	4
Net income attributable to Raytheon Company	$551	$596

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.79	$1.87
Income (loss) from discontinued operations, net of tax	—	0.02
Net income	1.79	1.89
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.78	$1.87
Income (loss) from discontinued operations, net of tax	—	0.02
Net income	1.79	1.89
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$551	$589
Income (loss) from discontinued operations, net of tax	—	7
Net income	$551	$596
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Net income	$554	$600
Other comprehensive income (loss), before tax:
Foreign exchange translation	(69)	6
Cash flow hedges and interest rate locks	(7)	(1)
Unrealized gains (losses) on investments and other, net	(6)	—
Pension and other employee benefit plans, net:
Amortization of prior service cost (credit) included in net periodic cost	2	2
Amortization of net actuarial loss included in net income	283	222
Pension and other employee benefit plans, net	285	224
Other comprehensive income (loss), before tax	203	229
Income tax benefit (expense) related to items of other comprehensive income (loss)	(98)	(78)
Other comprehensive income (loss), net of tax	105	151
Total comprehensive income (loss)	659	751
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	3	4
Comprehensive income (loss) attributable to Raytheon Company	$656	$747
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Three Months Ended March 29, 2015 and March 30, 2014 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)		Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2014	$3	$1,309	$(7,458)		$15,671	$9,525	$196	$9,721
Net income					551	551	3	554
Other comprehensive income (loss), net of tax			105			105		105
Dividends declared					(205)	(205)		(205)
Common stock plans activity		71				71		71
Share repurchases		(340)				(340)		(340)
Balance at March 29, 2015	$3	$1,040	$(7,353)		$16,017	$9,707	$199	$9,906

Balance at December 31, 2013	$3	$1,972	$(5,113)	—	$14,173	$11,035	$162	$11,197
Net income					596	596	4	600
Other comprehensive income (loss), net of tax			151			151		151
Dividends declared					(187)	(187)		(187)
Distributions and other activity related to noncontrolling interests						—	(1)	(1)
Common stock plans activity		53				53		53
Share repurchases		(230)				(230)		(230)
Balance at March 30, 2014	$3	$1,795	$(4,962)		$14,582	$11,418	$165	$11,583
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Cash flows from operating activities
Net income	$554	$600
(Income) loss from discontinued operations, net of tax	—	(7)
Income from continuing operations	554	593
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	107	107
Stock-based compensation	51	38
Deferred income taxes	(94)	(31)
Tax benefit from stock-based awards	(18)	(11)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(586)	(77)
Inventories	(93)	—
Prepaid expenses and other current assets	(190)	(51)
Accounts payable	(112)	(100)
Income taxes receivable/payable	326	224
Accrued employee compensation	(157)	(201)
Other accrued expenses	8	5
Other long-term liabilities	(5)	(12)
Accrued retiree benefits	267	180
Other, net	(3)	(5)
Net cash provided by (used in) operating activities from continuing operations	55	659
Net cash provided by (used in) operating activities from discontinued operations	1	12
Net cash provided by (used in) operating activities	56	671
Cash flows from investing activities
Additions to property, plant and equipment	(55)	(39)
Proceeds from sales of property, plant and equipment	4	—
Additions to capitalized internal use software	(13)	(12)
Purchases of short-term investments	(148)	(1,345)
Sales of short-term investments	135	457
Maturities of short-term investments	250	400
Payments for purchases of acquired companies, net of cash received	(6)	—
Other	(31)	—
Net cash provided by (used in) investing activities	136	(539)
Cash flows from financing activities
Dividends paid	(186)	(174)
Repurchases of common stock under share repurchase programs	(300)	(200)
Repurchases of common stock to satisfy tax withholding obligations	(40)	(30)
Proceeds from exercise of stock options	—	1
Tax benefit from stock-based awards	18	11
Net cash provided by (used in) financing activities	(508)	(392)
Net increase (decrease) in cash and cash equivalents	(316)	(260)
Cash and cash equivalents at beginning of the year	3,222	3,296
Cash and cash equivalents at end of period	$2,906	$3,036

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation
We prepared the accompanying unaudited consolidated financial statements of Raytheon Company and all wholly-owned, majority-owned or otherwise controlled subsidiaries on the same basis as our annual audited financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.
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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended
(In millions, except per share amounts)	Mar 29, 2015	Mar 30, 2014
Operating income	$121	$122
Income from continuing operations attributable to Raytheon Company	79	79
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.26	$0.25

Note 3: eBorders Settlement
On March 27, 2015, Raytheon Systems Limited (RSL) reached a settlement with the UK Home Office concluding the parties' dispute regarding the UK Home Office's July 2010 termination of RSL's eBorders contract within our Intelligence, Information and Services (IIS) segment. The settlement includes a cash payment from the UK Home Office to RSL of £150 million (approximately $226 million) for the resolution of all claims and counterclaims of both parties related to the matter. After certain expenses and derecognition of the outstanding receivables, IIS recorded $181 million in operating income, through a reduction in cost of sales, in the first quarter of 2015. The £150 million receivable for the settlement amount was recorded in prepaid expenses and other current assets in our consolidated balance sheet at March 29, 2015 and the cash payment was received in the second quarter of 2015.

Note 4: Inventories
Inventories consisted of the following:

(In millions)	Mar 29, 2015	Dec 31, 2014
Materials and purchased parts	$61	$70
Work in process	429	326
Finished goods	16	18
Total	$506	$414
We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $186 million and $126 million in inventories as work in process at March 29, 2015 and December 31, 2014, respectively.

Note 5: Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Raytheon, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. However, the FASB currently is contemplating changes to the new standard and its effective date, which could impact Raytheon's evaluation. Under the new standard, we expect to continue using the cost-to-cost percentage of completion method to recognize revenue for most of our long-term contracts.

Other new pronouncements issued but not effective until after March 29, 2015 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 6: Acquisitions
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

As previously announced, on April 19, 2015, we entered into a definitive agreement to acquire Websense, Inc., from Vista Equity Partners for approximately $1.9 billion, net of cash received, and exclusive of retention payments. Websense is a leader in advanced threat protection and data theft prevention across web, email, cloud and endpoint infrastructure. The parties also agreed to combine Websense with Raytheon Cyber Products, a business unit of our IIS segment, to create a new cybersecurity company. In addition, Vista Equity Partners agreed to purchase from Raytheon a 19.7% interest in the new company for approximately $335 million. The expected net cash outflow of these transactions is approximately $1.57 billion, which we intend to fund using existing cash and cash equivalents on hand. We expect these transactions to close in the second quarter of 2015, subject to satisfaction of customary closing conditions, including regulatory filings.

A rollforward of our goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Total
Balance at December 31, 2014	$1,797	$3,008	$4,150	$4,106	$13,061
Increase for acquisitions(1)	—	—	4	—	4
Effect of foreign exchange rates and other	(4)	(1)	—	—	(5)
Balance at March 29, 2015	$1,793	$3,007	$4,154	$4,106	$13,060

(1)	During the first quarter of 2015, we acquired Sensintel, Incorporated.

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
The fair value of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency contracts were $16 million and $41 million, respectively at March 29, 2015 and $7 million and $24 million, respectively at December 31, 2014.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $847 million and $926 million at March 29, 2015 and December 31, 2014, respectively. The net notional exposure of these contracts was approximately $35 million and $57 million at March 29, 2015 and December 31, 2014, respectively.

Our foreign currency forward contracts contain off-set or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At both March 29, 2015 and December 31, 2014, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at March 29, 2015 or December 31, 2014.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at March 29, 2015 and December 31, 2014, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlements date, and current rates. At March 29, 2015 and December 31, 2014, we had short-term investments of $1,234 million and $1,497 million, respectively, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. As of March 29, 2015, our short-term investments had an average maturity of approximately four months. The amortized cost of these securities closely approximated their fair value at March 29, 2015 and December 31, 2014. There were no securities deemed to have other than temporary declines in value for the first quarter of 2015. In the first quarter of 2015, we recorded unrealized gains on short-term investments of less than $1 million, net of tax, in AOCL. In the first quarter of 2014, we recorded unrealized gains on short-term investments of less than $1 million, net of tax, in AOCL. In the first quarter of 2015, we recorded sales of short-term investments of $135 million, which resulted in losses of less than $1 million recorded in other (income) expense, net. In the first quarter of 2014, we recorded sales of short-term investments of $457 million, which resulted in gains of less than $1 million recorded in other (income) expense, net. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

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

(In millions)	Mar 29, 2015	Dec 31, 2014
Carrying value of long-term debt	$5,331	$5,330
Fair value of long-term debt	6,040	5,936

In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first quarter of 2015.

Note 8: Commitments and Contingencies
Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs, and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process, net in our consolidated balance sheets. Our estimates regarding remediation costs to be incurred were as follows:

(In millions, except percentages)	Mar 29, 2015	Dec 31, 2014
Total remediation costs—undiscounted	$204	$202
Weighted average discount rate	5.5%	5.5%
Total remediation costs—discounted	$139	$131
Recoverable portion	85	80
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

(In millions)	Mar 29, 2015	Dec 31, 2014
Guarantees	$303	$266
Letters of credit	1,823	1,938
Surety bonds	298	298

Included in guarantees and letters of credit described above were $233 million and $166 million, respectively, at March 29, 2015, and $196 million and $244 million, respectively, at December 31, 2014, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to meet their obligations described above. At March 29, 2015, we believe the risk that TRS and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at March 29, 2015. At March 29, 2015 and December 31, 2014, we had an estimated liability of $7 million and $9 million, respectively, related to these guarantees and letters of credit.

The TRS joint venture agreement was amended on June 10, 2014 to allow for termination of the joint venture by either party every three years based on the scheduled date for the designation of a successor Chief Executive Officer for the joint venture which would next occur in 2016. Termination terms and related payments are subject to negotiation between Thales S.A. and Raytheon, but generally would include a net payment due for undistributed earnings of the joint venture companies since inception and a net payment based on the relative fair value of those companies excluding Air Command Systems International S.A.S. As a result, any final future termination amounts cannot be determined precisely at this time and could be different from those amounts recorded to date. However, if the joint venture were terminated as of March 29, 2015, we believe the termination payment we would be required to make based on a standard valuation approach, would not be material. If a termination liability exceeds $50 million, the agreement allows the paying side to elect to make payments, inclusive of interest, in equal installments over five years to settle the liability.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 29, 2015, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.
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

On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2004 and 2005 incurred costs at our Space and Airborne Systems (SAS) segment. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and in February and May 2013, we filed complaints in the U.S. COFC challenging the 2004 and 2005 COFDs, respectively. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.

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
Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to product warranty accruals was as follows:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Beginning balance	$32	$30
Provisions for warranties	2	—
Warranty services provided	(1)	(1)
Ending balance	$33	$29
We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 9: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Beginning balance	307.3	314.5
Stock plans activity	1.8	0.6
Share repurchases	(3.2)	(2.3)
Ending balance	305.9	312.8
In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At March 29, 2015, we had approximately $1.2 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units and stock option awards issued to employees.

Our share repurchases were as follows:

	Three Months Ended
(In millions)	Mar 29, 2015		Mar 30, 2014
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$300	2.8	$200	2.1
Shares repurchased to satisfy tax withholding obligations	40	0.4	30	0.2
Total share repurchases	$340	3.2	$230	2.3

In March 2015, our Board of Directors authorized an 11% increase to our annual dividend payout rate from $2.42 to $2.68 per share. Our Board of Directors also declared dividends of $0.67 per share during the first quarter of 2015, compared to dividends of $0.605 per share during the first quarter of 2014. Dividends are subject to quarterly approval by our Board of Directors.
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

We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included all of our outstanding unvested restricted stock awards, and unvested restricted stock units and Long-Term Performance Plan (LTPP) awards that meet the retirement eligible criteria, in our calculation of basic and diluted EPS. We disclose EPS for common stock and unvested share-based payment awards, and separately disclose distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested share-based payment awards earn dividends equally.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended
	Mar 29, 2015	Mar 30, 2014
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.67	$0.59
Undistributed earnings	1.12	1.28
Total	$1.79	$1.87
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.67	$0.59
Undistributed earnings	1.11	1.28
Total	$1.78	$1.87
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was earnings of less than $0.01 and earnings of $0.02 for the first quarters of 2015 and 2014, respectively.

Income attributable to participating securities was as follows:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Income from continuing operations attributable to participating securities	$11	$11
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	—	—
Net income attributable to participating securities	$11	$11

(1)	Income (loss) from discontinued operations, net of tax attributable to participating securities was earnings of less than $1 million for the first quarter of 2015 and the first quarter of 2014.
The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Shares for basic EPS (including 5.7 and 6.0 participating securities for the three months ended March 29, 2015 and March 30, 2014, respectively.)	308.2	315.0
Dilutive effect of stock options and LTPP	0.4	0.8
Shares for diluted EPS	308.6	315.8

There were no stock options with exercise prices greater than the average market price (anti-dilutive) that were excluded from our calculation of diluted EPS for the first quarters of 2015 and 2014. There were no stock options outstanding at March 29, 2015 nor included in the calculation of EPS (dilutive) in the first quarter of 2015, compared to less than 1 million in the first quarter of 2014.

Stock-based Compensation Plans
Restricted stock activity for the first quarter of 2015 was as follows:

(In millions)	Number of Shares
Outstanding unvested at December 31, 2014	4.5
Granted	1.2
Forfeited	(0.1)
Outstanding unvested at March 29, 2015	5.6
During the first quarters of 2015 and 2014, we issued 0.8 million and 0.7 million shares, respectively, of our common stock in connection with the vesting of our 2012–2014 and 2011–2013 LTPP awards. During the same periods, we also granted our 2015–2017 and 2014–2016 LTPP awards with an aggregate target award of 0.2 million and 0.3 million shares, respectively, for each period.
The performance goals for the 2015–2017 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers.
During the first quarter of 2015, as part of our annual Restricted Stock Program, we awarded 0.2 million restricted stock units (RSUs) to retirement-eligible employees. These awards vest over a specified period of time as determined by the Management Development and Compensation Committee of our Board of Directors and are compensatory in nature. The RSUs continue to vest, but do not accelerate, on the scheduled vesting dates into retirement subject to the employee's compliance with certain post-employment covenants. Due to the continued vesting provisions of the RSUs into retirement, the Company recognized all of the stock compensation expense associated with the RSUs in the first quarter of 2015, approximately $22 million pretax.

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

Other comprehensive income (loss) consisted of the following activity during the first three months of 2015 and 2014:

	Foreign exchange translation	Cash flow hedges and interest rate locks	Unrealized gains (losses) on investments and other, net	Pension and other employee benefit plans, net	Total

(In millions)
Balance at December 31, 2014	$(3)	$(14)	$(9)	$(7,432)	$(7,458)
Before tax amount	(69)	(7)	(6)	285	203
Tax (expense) or benefit	—	2	—	(100)	(98)
Net of tax amount	(69)	(5)	(6)	185	105
Balance at March 29, 2015	$(72)	$(19)	$(15)	$(7,247)	$(7,353)

Balance at December 31, 2013	$47	$(8)	$(9)	$(5,143)	$(5,113)
Before tax amount	6	(1)	—	224	229
Tax (expense) or benefit	—	1	—	(79)	(78)
Net of tax amount	6	—	—	145	151
Balance at March 30, 2014	$53	$(8)	$(9)	$(4,998)	$(4,962)

Material amounts reclassified out of accumulated other comprehensive loss (AOCL) were related to amortization of net actuarial loss associated with our pension and other employee benefit plans, and were $283 million and $222 million before tax in the first quarters of 2015 and 2014, respectively. This component of AOCL is included in the calculation of net periodic benefit expense (income) (see "Note 10: Pension and Other Employee Benefits" for additional details).

The defined benefit pension and other employee benefit plans is shown net of tax benefits of $3,905 million and $4,005 million at March 29, 2015 and December 31, 2014, respectively. The cash flow hedges and interest rate locks are shown net of tax benefits of $10 million and $8 million at March 29, 2015 and December 31, 2014, respectively. The unrealized gains (losses) on investments and other are shown net of tax benefits of $2 million at March 29, 2015 and December 31, 2014. We expect approximately $7 million of after-tax net unrealized losses on our cash flow hedges at March 29, 2015 to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

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

(In millions)	Mar 29, 2015	Dec 31, 2014
Marketable securities held in trust	$527	$519

Included in marketable securities held in trust in the table above was $334 million and $328 million at March 29, 2015 and December 31, 2014, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $332 million and $327 million at March 29, 2015 and December 31, 2014, respectively.
The components of net periodic pension expense (income) were as follows:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Service cost	$130	$117
Interest cost	261	281
Expected return on plan assets	(384)	(401)
Amounts reflected in net funded status	7	(3)
Amortization of prior service cost included in net periodic pension expense	2	2
Amortization of net actuarial loss included in net income	282	222
Amounts reclassified during the year	$284	$224
Net periodic pension expense (income)	$291	$221
Net periodic pension expense (income) includes income of $(1) million and $(2) million from foreign Pension Benefits plans in the first quarters of 2015 and 2014, respectively.
The components of net periodic postretirement expense (income) related to our Other Benefits were as follows:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Service cost	$2	$1
Interest cost	7	9
Expected return on plan assets	(7)	(8)
Amounts reflected in net funded status	2	2
Amortization of net actuarial loss included in net income	1	—
Amounts reclassified during the year	$1	$—
Net periodic postretirement expense (income)	$3	$2

Long-term pension and other postretirement benefit plan liabilities were as follows:

(In millions)	Mar 29, 2015	Dec 31, 2014
Long-term pension liabilities	$6,341	$6,359
Long-term other postretirement benefit plan liabilities	350	352
Total long-term pension and other postretirement benefit plan liabilities	$6,691	$6,711

We made the following contributions to our pension and other postretirement benefit plans:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Required pension contributions	$22	$39
Other postretirement benefit contributions	5	4

We did not make any discretionary contributions to our pension plans during the first quarters of 2015 and 2014; however, we periodically evaluate whether to make discretionary contributions.

Note 11: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We have participated in the IRS Compliance Assurance Process (CAP) program since 2011. We continue to participate in the CAP program for the 2013, 2014 and 2015 tax years. All IRS examinations of our tax years prior to 2013 are now closed. We are also under audit by multiple state and foreign tax authorities.

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

The balance of our unrecognized tax benefits, exclusive of interest, was $101 million and $104 million at March 29, 2015 and December 31, 2014, respectively, and $110 million and $118 million at March 30, 2014 and December 31, 2013, respectively, the majority of which would affect our earnings if recognized. There were no significant changes in the balance during the first quarters of 2015 and 2014.

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

Segment financial results were as follows:

	Three Months Ended
Total Net Sales (in millions)	Mar 29, 2015	Mar 30, 2014
Integrated Defense Systems	$1,433	$1,481
Intelligence, Information and Services	1,393	1,450
Missile Systems	1,473	1,574
Space and Airborne Systems	1,358	1,398
Corporate and Eliminations	(369)	(395)
Total	$5,288	$5,508

	Three Months Ended
Intersegment Sales (in millions)	Mar 29, 2015	Mar 30, 2014
Integrated Defense Systems	$20	$30
Intelligence, Information and Services	185	200
Missile Systems	33	31
Space and Airborne Systems	131	134
Total	$369	$395

	Three Months Ended
Operating Income (in millions)	Mar 29, 2015	Mar 30, 2014
Integrated Defense Systems	$195	$226
Intelligence, Information and Services	285	125
Missile Systems	207	208
Space and Airborne Systems	173	190
FAS/CAS Adjustment	49	87
Corporate and Eliminations	(69)	(48)
Total	$840	$788

The FAS/CAS Adjustment, which is reported as a separate line in our segment results above, represents the difference between our pension and other postretirement benefit (PRB) expense or income under FAS in accordance with GAAP and our pension and PRB expense under CAS. The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
FAS/CAS Pension Adjustment	$48	$86
FAS/CAS PRB Adjustment	1	1
FAS/CAS Adjustment	$49	$87
The components of total operating income related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Intersegment profit eliminations	$(35)	$(39)
Corporate	(34)	(9)
Total	$(69)	$(48)

	Three Months Ended
Intersegment Operating Income (in millions)	Mar 29, 2015	Mar 30, 2014
Integrated Defense Systems	$1	$2
Intelligence, Information and Services	18	20
Missile Systems	4	3
Space and Airborne Systems	12	14
Total	$35	$39

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Mar 29, 2015	Dec 31, 2014
Integrated Defense Systems	$4,140	$4,128
Intelligence, Information and Services	4,474	4,243
Missile Systems	6,375	6,223
Space and Airborne Systems	6,468	6,414
Corporate	6,341	6,892
Total	$27,798	$27,900

With respect to the unaudited consolidated financial information of Raytheon Company for the three months ended March 29, 2015 and March 30, 2014, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated April 23, 2015, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of March 29, 2015, and the related consolidated statements of operations, of comprehensive income, and of equity for the three-month periods ended March 29, 2015 and March 30, 2014 and the consolidated statements of cash flows for the three-month periods ended March 29, 2015 and March 30, 2014. This interim financial information is the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
April 23, 2015

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

We operate in four business segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); and Space and Airborne Systems (SAS). For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 and our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Total Net Sales
The composition of external net sales by products and services for each segment for the first quarter of 2015 was relatively consistent with the year ended December 31, 2014, which was approximately the following:

External Net Sales by Products and Services (% of segment total external net sales)
	IDS	IIS	MS	SAS
Products	90%	50%	95%	90%
Services	10%	50%	5%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
Net sales
Products	$4,387	$4,565	83.0%	82.9%
Services	901	943	17.0%	17.1%
Total net sales	$5,288	$5,508	100.0%	100.0%

Total Net Sales - First Quarter of 2015 vs. First Quarter of 2014—The decrease in total net sales of $220 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to lower external net sales of $103 million at MS and $42 million at IIS. The decrease in external net sales at MS was primarily due to lower net sales on the Tomahawk program driven principally by planned declines in production, lower net sales on the Standard Missile-3 (SM-3®) program primarily due to the planned transition from development to production, and lower net sales driven primarily by net changes in EAC adjustments on various land weapon systems contracts as described below in Segment Results. The decrease in external net sales at MS was partially offset by higher net sales on the Tube-launched, Optically-tracked, Wireless-guided (TOW) missile program driven by planned increases in production. The decrease in external net sales at IIS was primarily due to lower net sales on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels, partially offset by higher net sales on cybersecurity and special missions programs, primarily driven by the fourth quarter of 2014 acquisition of Raytheon Blackbird Technologies (RBT). The remaining change in external net sales at IIS was spread across numerous programs with no individual or common significant driver.

Products and Services Net Sales - First Quarter of 2015 vs. First Quarter of 2014—The decrease in products net sales of $178 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to lower external products net sales of $96 million at MS. The decrease in external products net sales at MS was driven principally by the programs described above. Services net sales in the first quarter of 2015 were relatively consistent with the first quarter of 2014.

Sales to Major Customers - First Quarter of 2015 vs. First Quarter of 2014—The following is a breakdown of net sales to major customers:

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
Sales to the U.S. Government(1)	$3,750	$3,989	71%	72%
Sales to the U.S. Department of Defense(1)	3,516	3,763	66%	68%
Total international sales(2)	1,485	1,469	28%	27%
Foreign direct commercial sales(1)	804	805	15%	15%
Foreign military sales through the U.S. Government	681	664	13%	12%

(1)	Excludes foreign military sales through the U.S. Government.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
Cost of sales
Products	$3,096	$3,391	58.5%	61.6%
Services	737	770	13.9%	14.0%
Total cost of sales	$3,833	$4,161	72.5%	75.5%

Total Cost of Sales - First Quarter of 2015 vs. First Quarter of 2014—The decrease in total cost of sales of $328 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to lower external cost of sales of $212 million at IIS and $107 million at MS. The decrease in external cost of sales at IIS was driven principally by a $181 million impact from the eBorders settlement. On March 27, 2015, Raytheon Systems Limited (RSL) reached a settlement with the UK Home Office concluding the parties' dispute regarding the UK Home Office's July 2010 termination of RSL's eBorders contract within our IIS segment. The settlement includes a cash payment from the UK Home Office to RSL of £150 million (approximately $226 million) for the resolution of all claims and counterclaims of both parties related to the matter. After certain expenses and derecognition of the outstanding receivables, IIS recorded $181 million in operating income, through a reduction in cost of sales, in the first quarter of 2015. The decrease in external cost of sales at MS was driven principally by the activity on the programs described above in Total Net Sales.

Products and Services Cost of Sales - First Quarter of 2015 vs. First Quarter of 2014—The decrease in products cost of sales of $295 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to lower external products cost of sales of $227 million at IIS, principally driven by a $181 million impact from the eBorders settlement. Services cost of sales in the first quarter of 2015 were relatively consistent with the first quarter of 2014.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014	Mar 29, 2015	Mar 30, 2014
Administrative and selling expenses	$473	$448	8.9%	8.1%
Research and development expenses	142	111	2.7%	2.0%
Total general and administrative expenses	$615	$559	11.6%	10.1%

The increase in administrative and selling expenses of $25 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to $22 million of stock compensation expense associated with restricted stock units (RSUs) issued in the first quarter of 2015 as described below in Segment Results beginning on page 26.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $15 million and $13 million in the first quarters of 2015 and 2014, respectively.

The increase in research and development expenses of $31 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to higher independent research and development activity, principally at SAS related to advanced capabilities.

Total Operating Expenses

	Three Months Ended
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014
Total operating expenses	$4,448	$4,720
% of Total Net Sales	84.1%	85.7%

The decrease in total operating expenses of $272 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the decrease in cost of sales of $328 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014
Operating income	$840	$788
% of Total Net Sales	15.9%	14.3%

The increase in operating income of $52 million in the first quarter of 2015 compared to the first quarter of 2014 was due to the decrease in total operating expenses of $272 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the decrease in total net sales of $220 million, the primary drivers of which are described above in Total Net Sales.
Total Non-Operating (Income) Expense, Net

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Non-operating (income) expense, net
Interest expense	$58	$51
Interest income	(4)	(3)
Other (income) expense, net	(2)	—
Total non-operating (income) expense, net	$52	$48

The increase in total non-operating (income) expense, net of $4 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to $7 million of higher interest expense in the first quarter of 2015, principally driven by the issuance of $600 million of fixed-rate long-term debt in the fourth quarter of 2014.

Federal and Foreign Income Taxes

	Three Months Ended
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014
Federal and foreign income taxes	$234	$147
Effective tax rate	29.7%	19.9%

Our effective tax rate in the first quarter of 2015 was 29.7% compared to 19.9% in the first quarter of 2014. The increase of 9.8% was primarily due to the tax benefit on a foreign dividend that was recognized in the first quarter of 2014 which decreased our effective tax rate for the first quarter of 2014 by approximately 10.8%. The remaining change of 1.0% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first quarter of 2015 was 5.3% lower than the statutory federal rate primarily due to the domestic manufacturing deduction which decreased the rate by 3.3%, and a change in the mix of jurisdictional income as a result of the eBorders settlement which decreased the rate by 1.3%. The remaining decrease of 0.7% is composed of various items which individually or collectively are not significant.

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

Income from Continuing Operations

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Income from continuing operations	$554	$593

The decrease in income from continuing operations of $39 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to an increase in federal and foreign income taxes of $87 million, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes, partially offset by an increase of $52 million in operating income, the primary drivers of which are described above in Operating Income.

Net Income

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Net income	$554	$600

The decrease in net income of $46 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the $39 million decrease in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended
(In millions, except per share amounts)	Mar 29, 2015	Mar 30, 2014
Income from continuing operations attributable to Raytheon Company	$551	$589
Diluted weighted-average shares outstanding	308.6	315.8
Diluted EPS from continuing operations attributable to Raytheon Company	$1.78	$1.87

The decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.09 in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the decrease in income from continuing operations described above, partially offset by a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Beginning balance	307.3	314.5
Stock plans activity	1.8	0.6
Share repurchases	(3.2)	(2.3)
Ending balance	305.9	312.8

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders was earnings of less than $0.01 and earnings of $0.02 for the first quarters of 2015 and 2014, respectively.

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended
(In millions, except per share amounts)	Mar 29, 2015	Mar 30, 2014
Net income attributable to Raytheon Company	$551	$596
Diluted weighted-average shares outstanding	308.6	315.8
Diluted EPS attributable to Raytheon Company	$1.79	$1.89

The decrease in diluted EPS attributable to Raytheon Company common stockholders of $0.10 in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the $0.09 decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

Adjusted EPS
Adjusted EPS was as follows:

	Three Months Ended
	Mar 29, 2015	Mar 30, 2014
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.78	$1.87
Per share impact of FAS/CAS Adjustment	(0.10)	(0.18)
Per share impact of eBorders settlement	(0.42)	—
Per share impact of the tax benefit of foreign dividend	—	(0.25)
Adjusted EPS	$1.26	$1.43

Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the EPS impact of the FAS/CAS Adjustment, tax effected at the federal statutory rate of 35%, and from time to time, certain other items. In addition to the FAS/CAS Adjustment, the first quarter of 2015 Adjusted EPS also excludes the EPS impact of the eBorders settlement as described above in Total Cost of Sales, tax effected at the 27.7% blended global tax rate. In addition to the FAS/CAS Adjustment, the first quarter of 2014 Adjusted EPS also excludes the EPS impact of the tax benefit related to a foreign dividend. In the first quarter of 2014, a foreign subsidiary authorized and completed a transaction which resulted in a taxable dividend of approximately $115 million and generated a net tax benefit of approximately $80 million. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and other postretirement benefit costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding.

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

	Three Months Ended
Bookings (in millions)	Mar 29, 2015	Mar 30, 2014
Integrated Defense Systems	$1,483	$1,180
Intelligence, Information and Services	952	1,011
Missile Systems	1,405	1,083
Space and Airborne Systems	631	1,019
Total	$4,471	$4,293

Included in bookings were international bookings of $1,505 million and $1,683 million in the first quarters of 2015 and 2014, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 34% and 39% of total bookings in the first quarters of 2015 and 2014, respectively.

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

	Funded Backlog		Total Backlog
Backlog (in millions)	Mar 29, 2015	Dec 31, 2014	Mar 29, 2015	Dec 31, 2014
Integrated Defense Systems	$9,174	$8,939	$11,462	$11,495
Intelligence, Information and Services	2,849	2,902	5,510	5,877
Missile Systems	7,302	6,992	9,191	9,269
Space and Airborne Systems	4,398	4,259	6,322	6,930
Total	$23,723	$23,092	$32,485	$33,571

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

Total net sales by segment were as follows:

	Three Months Ended
Total Net Sales (in millions)	Mar 29, 2015	Mar 30, 2014
Integrated Defense Systems	$1,433	$1,481
Intelligence, Information and Services	1,393	1,450
Missile Systems	1,473	1,574
Space and Airborne Systems	1,358	1,398
Corporate and Eliminations	(369)	(395)
Total	$5,288	$5,508

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

	Three Months Ended
EAC Adjustments (in millions)	Mar 29, 2015	Mar 30, 2014
Gross favorable	$181	$251
Gross unfavorable	(60)	(129)
Total net EAC adjustments	$121	$122

Included in net EAC adjustments in the first quarter of 2015 was a $25 million favorable resolution of a contractual issue at MS as discussed below. There were no significant individual EAC adjustments in the first quarter of 2014.

Net EAC adjustments in the first quarter of 2015 were relatively consistent with the first quarter of 2014.

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

Operating income by segment was as follows:

	Three Months Ended
Operating Income (in millions)	Mar 29, 2015	Mar 30, 2014
Integrated Defense Systems	$195	$226
Intelligence, Information and Services	285	125
Missile Systems	207	208
Space and Airborne Systems	173	190
FAS/CAS Adjustment	49	87
Corporate and Eliminations	(69)	(48)
Total	$840	$788

Integrated Defense Systems
	Three Months Ended
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014	% Change
Total Net Sales	$1,433	$1,481	(3.2)%
Total Operating Expenses
Cost of sales—labor	492	548	(10.2)%
Cost of sales—materials and subcontractors	536	466	15.0%
Other cost of sales and other operating expenses	210	241	(12.9)%
Total Operating Expenses	1,238	1,255	(1.4)%
Operating Income	$195	$226	(13.7)%
Operating Margin	13.6%	15.3%

Change in Operating Income (in millions)	Three Months Ended Mar 29, 2015 Versus Three Months Ended Mar 30, 2014
Volume		$(3)
Net change in EAC adjustments		14
Mix and other performance		(42)
Total Change in Operating Income		$(31)

	Three Months Ended
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014	% Change
Bookings	$1,483	$1,180	25.7%

Total Net Sales—The decrease in total net sales of $48 million in the first quarter of 2015 compared to the first quarter of 2014 included lower net sales of $102 million from the scheduled completion of certain production phases on two Patriot programs for international customers, $71 million of higher net sales from an international Patriot program awarded in the fourth quarter of 2014 and $56 million of higher net sales from an international air and missile defense system program awarded in the fourth quarter of 2013. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The decrease in total operating expenses of $17 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a decrease in labor costs of $56 million and a decrease in other cost of sales and other operating expenses of $31 million, partially offset by an increase in materials and subcontractors costs of $70 million. The decrease in labor costs was primarily due to integrated air and missile defense programs, which was principally driven by program requirements on Patriot programs for domestic customers. The decrease in other cost of sales and other operating expenses was primarily due to a change in previously deferred precontract costs based on a contract award in the prior period. The increase in materials and subcontractors costs was primarily due to the activity on the international air and missile defense system program awarded in the fourth quarter of 2013 and the international Patriot program awarded in the fourth quarter of 2014 described above in Total Net Sales.

Operating Income and Margin—The decrease in operating income of $31 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a change in mix and other performance of $42 million. The change in mix and other performance was principally driven by lower net sales on the Patriot programs for international customers described above in Total Net Sales. The decrease in operating margin in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $11,462 million at March 29, 2015 compared to $11,495 million at December 31, 2014. Bookings increased by $303 million in the first quarter of 2015 compared to the first quarter of 2014. In the first quarter of 2015, IDS booked $769 million to provide advanced Patriot air and missile defense capability for the Republic of Korea. IDS also booked $213 million to provide Patriot engineering services support for U.S. and international customers and $103 million on the Wide Area Augmentation System (WAAS) program for the Federal Aviation Administration (FAA). In the first quarter of 2014, IDS booked $515 million to provide advanced Patriot air and missile defense capability for Kuwait. IDS also booked $98 million to provide Patriot engineering services support for U.S. and international customers.

Intelligence, Information and Services
	Three Months Ended
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014	% Change
Total Net Sales	$1,393	$1,450	(3.9)%
Total Operating Expenses
Cost of sales—labor	572	557	2.7%
Cost of sales—materials and subcontractors	538	584	(7.9)%
Other cost of sales and other operating expenses	(2)	184	(101.1)%
Total Operating Expenses	1,108	1,325	(16.4)%
Operating Income	$285	$125	128.0%
Operating Margin	20.5%	8.6%

Change in Operating Income (in millions)	Three Months Ended Mar 29, 2015 Versus Three Months Ended Mar 30, 2014
Volume		$(1)
Net change in EAC adjustments		(1)
Mix and other performance		162
Total Change in Operating Income		$160

	Three Months Ended
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014	% Change
Bookings	$952	$1,011	(5.8)%

Total Net Sales—The decrease in total net sales of $57 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to lower net sales of $50 million on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels, partially offset by higher net sales of $30 million on cybersecurity and special missions programs, primarily driven by the fourth quarter of 2014 acquisition of RBT. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The decrease in total operating expenses of $217 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a decrease in other cost of sales and other operating expenses of $186 million driven principally by the $181 million impact from the eBorders settlement as described in Consolidated Results of Operations beginning on page 21, and a decrease in materials and subcontractors costs of $46 million driven principally by the activity on the training programs supporting the U.S. Army's Warfighter FOCUS activities described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $160 million and the related increase in operating margin in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the change in mix and other performance of $162 million, principally driven by the $181 million impact from the eBorders settlement. The remaining change in mix and other performance in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to activity of $7 million on the U.S. Army’s Warfighter FOCUS program driven principally by an award fee received in the first quarter of 2014, and $3 million of acquisition-related costs for RBT. Operating income was reduced by approximately $6 million for certain cybersecurity-related acquisition costs and investments in the first quarters of 2015 and 2014.

Backlog and Bookings—Backlog was $5,510 million at March 29, 2015 compared to $5,877 million at December 31, 2014. The decrease in backlog of $367 million or 6% at March 29, 2015 compared to December 31, 2014 was primarily due to sales in excess of bookings in the first quarter of 2015, driven principally by the Warfighter FOCUS program and the Joint Polar Satellite System (JPSS) program for NASA. Bookings decreased by $59 million in the first quarter of 2015 compared to the first quarter of 2014. In the first quarter of 2015, IIS booked $551 million on a number of classified contracts. In the first quarter of 2014, IIS booked $111 million on the JPSS program for NASA. IIS also booked $59 million on domestic training programs and $45 million on foreign training programs in support of Warfighter FOCUS activities, and $535 million on a number of classified contracts, including a $195 million award for international cyber.

Missile Systems
	Three Months Ended
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014	% Change
Total Net Sales	$1,473	$1,574	(6.4)%
Total Operating Expenses
Cost of sales—labor	480	497	(3.4)%
Cost of sales—materials and subcontractors	627	656	(4.4)%
Other cost of sales and other operating expenses	159	213	(25.4)%
Total Operating Expenses	1,266	1,366	(7.3)%
Operating Income	$207	$208	(0.5)%
Operating Margin	14.1%	13.2%

Change in Operating Income (in millions)	Three Months Ended Mar 29, 2015 Versus Three Months Ended Mar 30, 2014
Volume		$(13)
Net change in EAC adjustments		4
Mix and other performance		8
Total Change in Operating Income		$(1)

	Three Months Ended
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014	% Change
Bookings	$1,405	$1,083	29.7%

Total Net Sales—The decrease in total net sales of $101 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to $30 million of lower net sales on the Tomahawk program driven principally by planned declines in production, $29 million of lower net sales on the Standard Missile-3 (SM-3®) program primarily due to the planned transition from development to production, and $26 million of lower net sales driven primarily by net changes in EAC adjustments on various land weapon systems contracts as described below in Operating Income and Margin. The decrease was partially offset by $32 million of higher net sales on the Tube-launched, Optically-tracked, Wireless-guided (TOW) missile program driven by planned increases in production.

Total Operating Expenses—The decrease in total operating expenses of $100 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a decrease in other cost of sales and other operating expenses of $54 million, driven principally by a $25 million favorable resolution of a contractual issue, with the remaining change spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—Operating income in the first quarter of 2015 was relatively consistent with the first quarter of 2014. Included in the net change in EAC adjustments was a $25 million favorable resolution of a contractual issue in the first quarter of 2015 and a decrease in estimated labor and materials costs to fulfill requirements on various land weapons system contracts in the first quarter of 2014. The increase in operating margin in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a change in mix and other performance, which was spread across numerous programs with no individual or common significant driver, and the net change in EAC adjustments.

Backlog and Bookings—Backlog was $9,191 million at March 29, 2015 compared to $9,269 million at December 31, 2014. Bookings increased by $322 million in the first quarter of 2015 compared to the first quarter of 2014. In the first quarter of 2015, MS booked $539 million for Advanced Medium-Range Air-to-Air Missiles (AMRAAM®) for the U.S. Air Force, U.S. Navy and international customers, $231 million for Tomahawk for the U.S. Navy, $110 million for Standard Missile-6 (SM-6™) for the U.S. Navy, and $92 million for Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force. In the first quarter of 2014, MS booked $479 million for SM-3™ for the Missile Defense Agency, $164 million for Paveway™ for international customers, and $86 million for Maverick missiles for international customers.

Space and Airborne Systems
	Three Months Ended
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014	% Change
Total Net Sales	$1,358	$1,398	(2.9)%
Total Operating Expenses
Cost of sales—labor	545	548	(0.5)%
Cost of sales—materials and subcontractors	427	463	(7.8)%
Other cost of sales and other operating expenses	213	197	8.1%
Total Operating Expenses	1,185	1,208	(1.9)%
Operating Income	$173	$190	(8.9)%
Operating Margin	12.7%	13.6%

Change in Operating Income (in millions)	Three Months Ended Mar 29, 2015 Versus Three Months Ended Mar 30, 2014
Volume		$(4)
Net change in EAC adjustments		(18)
Mix and other performance		5
Total Change in Operating Income		$(17)

	Three Months Ended
(In millions, except percentages)	Mar 29, 2015	Mar 30, 2014	% Change
Bookings	$631	$1,019	(38.1)%

Total Net Sales—Total net sales in the first quarter of 2015 decreased by $40 million compared to the first quarter of 2014. Included in the change in total net sales were lower net sales of $24 million on certain secure communication systems programs driven by reduced program requirements, and higher net sales of $45 million on classified programs. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The decrease in total operating expenses of $23 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a decrease in materials and subcontractors costs of $36 million, partially offset by an increase in other costs of sales and other operating expenses of $16 million. The decrease in materials and subcontractors costs was spread across numerous programs with no individual or common significant driver. The increase in other cost of sales and other operating expenses was principally driven by higher general and administrative expenses of $20 million driven primarily by higher independent research and development activity related to advanced capabilities.

Operating Income and Margin—The decrease in operating income of $17 million and the related decrease in operating margin in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a net change in EAC adjustments of $18 million principally driven by labor and material production efficiencies on two international tactical radar systems programs in the first quarter of 2014. Included in mix and other performance in the first quarters of 2015 and 2014 were $9 million and $10 million, respectively, of acquisition-related costs.

Backlog and Bookings—Backlog was $6,322 million at March 29, 2015 compared to $6,930 million at December 31, 2014. The decrease in backlog of $608 million or 9% at March 29, 2015 compared to December 31, 2014 was primarily due to sales in excess of bookings in the first quarter of 2015, principally within our Intelligence, Surveillance, and Reconnaissance Systems and the Tactical Airborne Systems product lines. Bookings decreased by $388 million in the first quarter of 2015 compared to the first quarter of 2014. In the first quarter of 2015, SAS booked $210 million on a number of classified contracts. In the first quarter of 2014, SAS booked $116 million to provide radar components for an international customer and $81 million for software enhancements for the Active Electronically Scanned Array (AESA) radars for the U.S. Air Force. SAS also booked $216 million on a number of classified contracts.

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

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
FAS/CAS Pension Adjustment	$48	$86
FAS/CAS PRB Adjustment	1	1
FAS/CAS Adjustment	$49	$87
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
FAS (expense)	$(291)	$(221)
CAS expense	339	307
FAS/CAS Pension Adjustment	$48	$86

The change in our FAS/CAS Pension Adjustment of $38 million in the first quarter of 2015 compared to the first quarter of 2014 was driven by a $70 million increase in our FAS expense offset by a $32 million increase in our CAS expense. The increase in our FAS expense in the first quarter of 2015 was primarily due to the lower discount rate at December 31, 2014 compared to the discount rate as of December 31, 2013 and the decrease in our long-term return on assets (ROA) assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2014. The increase in our CAS expense in the first quarter of 2015 was primarily due to the CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with the Pension Protection Act of 2006, to measure liabilities in determining the CAS pension expense. This was partially offset by a decrease in CAS expense as a result of the passage of the Highway and Transportation Funding Act of 2014. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expense has been included in our contracts through our overhead forward pricing rates.

Our FAS/CAS PRB Adjustment was $1 million of income in the first quarters of 2015 and 2014, respectively.

Corporate and Eliminations
Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

The components of total net sales and operating income related to Corporate and Eliminations were as follows:

	Three Months Ended
Total Net Sales (in millions)	Mar 29, 2015	Mar 30, 2014
Intersegment sales eliminations	$369	$395
Corporate	—	—
Total	$369	$395

	Three Months Ended
Operating Income (in millions)	Mar 29, 2015	Mar 30, 2014
Intersegment profit eliminations	$(35)	$(39)
Corporate	(34)	(9)
Total	$(69)	$(48)

The decrease in operating income related to Corporate of $25 million in the first quarter of 2015 compared to first quarter of 2014 was primarily due to $18 million of Corporate stock compensation expense associated with the restricted stock units (RSUs) awarded in the first quarter of 2015 as part of our annual Restricted Stock Program. We awarded 0.2 million RSUs in the first quarter of 2015, to retiree-eligible employees. These awards vest over a specified period of time as determined by the Management Development and Compensation Committee of our Board of Directors and are compensatory in nature. The RSUs continue to vest, but do not accelerate, on the scheduled vesting dates into retirement subject to the employee's compliance with certain post-employment covenants. Due to the continued vesting provisions of the RSUs into retirement, the Company recognized all of the stock compensation expense associated with the RSUs in the first quarter of 2015 rather than over the vesting period of the awards.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at March 29, 2015 and December 31, 2014:

(In millions)	Mar 29, 2015	Dec 31, 2014
Cash and cash equivalents	$2,906	$3,222
Short-term investments	1,234	1,497
Working capital	4,606	4,362
Amount available under credit facilities	1,398	1,398

Operating Activities

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Net cash provided by (used in) operating activities from continuing operations	$55	$659
Net cash provided by (used in) operating activities	56	671

The decrease in net cash provided by operating activities from continuing operations of $604 million in the first quarter of 2015 compared to the first quarter of 2014, was primarily due to customer advances and tax refunds received in the first quarter of 2014.

Pension Plan Contributions—We made the following contributions to our pension and other postretirement benefit plans during the first quarters of 2015 and 2014:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Required pension contributions	$22	$39
Other postretirement benefit contributions	5	4

Tax Payments and Refunds—We made (received) the following net tax payments (refunds) during the first quarters of 2015 and 2014:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Federal	$(7)	$(130)
Foreign	2	4
State	11	4

We expect full-year net federal, foreign and state tax payments to be approximately $1,289 million in 2015.

Interest Payments—We made interest payments on our outstanding debt of $33 million in the first quarters of 2015 and 2014.

Investing Activities

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Net cash provided by (used in) investing activities	$136	$(539)

The change in net cash provided by (used in) investing activities of $675 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the short-term investments activity as described below.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Additions to property, plant and equipment	$55	$39
Additions to capitalized internal use software	13	12

We expect our property, plant and equipment and internal use software expenditures to be between approximately $410–$470 million and $50–$70 million, respectively, in 2015, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Purchases of short-term investments	$(148)	$(1,345)
Sales of short-term investments	135	457
Maturities of short-term investments	250	400

Acquisitions—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

As previously announced, on April 19, 2015, we entered into a definitive agreement to acquire Websense, Inc., from Vista Equity Partners for approximately $1.9 billion, net of cash received, and exclusive of retention payments. Websense is a leader in advanced threat protection and data theft prevention across web, email, cloud and endpoint infrastructure. The parties also agreed to combine Websense with Raytheon Cyber Products, a business unit of our IIS segment, to create a new cybersecurity company. In addition, Vista Equity Partners agreed to purchase from Raytheon a 19.7% interest in the new company for approximately $335 million. The expected net cash outflow of these transactions is approximately $1.57 billion, which we intend to fund using existing cash and cash equivalents on hand. We expect these transactions to close in the second quarter of 2015, subject to satisfaction of customary closing conditions, including regulatory filings.

Financing Activities

	Three Months Ended
(In millions)	Mar 29, 2015	Mar 30, 2014
Net cash provided by (used in) financing activities	$(508)	$(392)

We have used cash provided by operating activities, and proceeds from the issuance of new debt as our primary sources for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash used in financing activities of $116 million in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to our share repurchases as described below.

Share Repurchases—In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At March 29, 2015, we had approximately $1.2 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units and stock option awards issued to employees.

Our share repurchases were as follows:

	Three Months Ended
(In millions)	Mar 29, 2015		Mar 30, 2014
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$300	2.8	$200	2.1
Shares repurchased to satisfy tax withholding obligations	40	0.4	30	0.2
Total share repurchases	$340	3.2	$230	2.3

In May 2010, our shareholders approved the Raytheon 2010 Stock Plan. Under the plan, we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Three Months Ended
(In millions, except per share amounts)	Mar 29, 2015	Mar 30, 2014
Cash dividends declared per share	$0.670	$0.605
Total dividends paid	186	174
In March 2015, our Board of Directors authorized an 11% increase to our annual dividend payout rate from $2.42 to $2.68 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $5.3 billion at March 29, 2015 and December 31, 2014. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $4.1 billion and $4.7 billion at March 29, 2015 and December 31, 2014, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $675 million and $715 million at March 29, 2015 and December 31, 2014, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016. Under the $1.4 billion credit facility, we can borrow, issue letters of credit, and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at March 29, 2015, borrowings would generally bear interest at LIBOR plus 79.5 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of March 29, 2015 and December 31, 2014, there were no borrowings outstanding under this credit facility. However, we had $2 million of outstanding letters of credit at March 29, 2015 and December 31, 2014, which effectively reduced our borrowing capacity under this credit facility by that amount.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the three months ended March 29, 2015 and full-year 2014. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 35.5% at March 29, 2015. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of March 29, 2015 to our short and long-term senior unsecured debt:

	Short-Term	Long-Term Senior Debt
Rating Agency	Debt Rating	Rating	Outlook	Date of Last Action
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	A3	Stable	October 2011
S&P	A-1	A	Stable	May 2014
Shelf Registrations—We have an effective shelf registration with the SEC, filed in January 2013, which covers the registration of debt securities, common stock, preferred stock and warrants.

COMMITMENTS AND CONTINGENCIES
Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs, and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process, net in our consolidated balance sheets. Our estimates regarding remediation costs to be incurred were as follows:

(In millions, except percentages)	Mar 29, 2015	Dec 31, 2014
Total remediation costs—undiscounted	$204	$202
Weighted average discount rate	5.5%	5.5%
Total remediation costs—discounted	$139	$131
Recoverable portion	85	80

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

(In millions)	Mar 29, 2015	Dec 31, 2014
Guarantees	$303	$266
Letters of credit	1,823	1,938
Surety bonds	298	298

Included in guarantees and letters of credit described above were $233 million and $166 million, respectively, at March 29, 2015, and $196 million and $244 million, respectively, at December 31, 2014, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to meet their obligations described above. At March 29, 2015, we believe the risk that TRS and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at March 29, 2015. At March 29, 2015 and December 31, 2014, we had an estimated liability of $7 million and $9 million, respectively, related to these guarantees and letters of credit.

The TRS joint venture agreement was amended on June 10, 2014 to allow for termination of the joint venture by either party every three years based on the scheduled date for the designation of a successor Chief Executive Officer for the joint venture which would next occur in 2016. Termination terms and related payments are subject to negotiation between Thales S.A. and Raytheon, but generally would include a net payment due for undistributed earnings of the joint venture companies since inception and a net payment based on the relative fair value of those companies excluding Air Command Systems International S.A.S. As a result, any final future termination amounts cannot be determined precisely at this time and could be different from those amounts recorded to date. However, if the joint venture were terminated as of March 29, 2015, we believe the termination payment we would be required to make based on a standard valuation approach, would not be material. If a termination liability exceeds $50 million, the agreement allows the paying side to elect to make payments, inclusive of interest, in equal installments over five years to settle the liability.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 29, 2015, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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
On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2004 and 2005 incurred costs at our Space and Airborne Systems (SAS) segment. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and in February and May 2013, we filed complaints in the U.S. COFC challenging the 2004 and 2005 COFDs, respectively. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.

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

Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Raytheon, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. However, the FASB currently is contemplating changes to the new standard and its effective date, which could impact Raytheon's evaluation. Under the new standard, we expect to continue using the cost-to-cost percentage of completion method to recognize revenue for most of our long-term contracts.

Other new pronouncements issued but not effective until after March 29, 2015 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of March 29, 2015 and December 31, 2014 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at March 29, 2015 or December 31, 2014.

As of March 29, 2015 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$591	$—	$4,792	$5,383	$6,040
Average interest rate	—	—	—	6.549%	—	4.017%	4.295%

As of December 31, 2014 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$591	$—	$4,792	$5,383	$5,936
Average interest rate	—	—	—	6.549%	—	4.017%	4.295%
In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $847 million and $926 million at March 29, 2015 and December 31, 2014, respectively. The net notional exposure of these contracts was approximately $35 million and $57 million at March 29, 2015 and December 31, 2014, respectively.
For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $16 million and $7 million were included in other assets, net, and unrealized losses of $41 million and $24 million were included in other accrued expenses at March 29, 2015 and December 31, 2014, respectively.
Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At March 29, 2015, we had short-term investments with a fair value of $1,234 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit which had an average maturity of four months).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of March 29, 2015.
Conclusion of Evaluation—Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 29, 2015 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

On August 18, 2010, the U.K. Border Agency (UKBA) initiated arbitration proceedings in the London Court of International Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. The UKBA submitted total net claims in the arbitration of approximately £302 million (approximately $450 million based on foreign exchange rates as of March 29, 2015). RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $745 million based on foreign exchange rates as of March 29, 2015) against the UKBA for the collection of receivables, damages and interest. Arbitration hearings commenced in late 2012 and were completed in 2013.
On August 15, 2014, RSL received a decision from the Tribunal that the UKBA had unlawfully terminated RSL for default and had therefore repudiated the eBorders contract with RSL. The Tribunal awarded RSL approximately £185 million (approximately $276 million based on foreign exchange rates as of March 29, 2015) as payment for capabilities delivered, damages and other monetary relief. The Tribunal reserved ruling on costs and on the quantification of interest payable to RSL for a later date.

On September 15, 2014, the UKBA filed a challenge to the award in the London High Court. On February 17, 2015, a High Court judge issued a decision upholding the challenge in part and ordering that the dispute be resolved by a new tribunal. RSL filed an appeal. On March 27, 2015, RSL reached a settlement with the UK Home Office concluding the parties' dispute regarding the UK Home Office's July 2010 termination of RSL's eBorders contract. The settlement includes a cash payment from the UK Home Office to RSL of £150 million (approximately $226 million) for the resolution of all claims and counterclaims of both parties related to the matter. After certain expenses and derecognition of the outstanding receivables, we recorded $181 million in operating income, through a reduction in cost of sales, in the first quarter of 2015. The £150 million receivable for the settlement amount was recorded in prepaid expenses and other current assets on our consolidated balance sheet at March 29, 2015 and the cash payment was received in the second quarter of 2015.

Additional information regarding arbitration with the UKBA is contained in "Note 3: eBorders Settlement" within Part I, Item 1 and “Consolidated Results of Operations” within Part I, Item 2 of this Form 10-Q.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect these proceedings to result in any additional liability that would materially affect our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
January (January 1, 2015 - January 25, 2015)	655	$107.40	—	$1.5
February (January 26, 2015 - February 22, 2015)	162	106.50	—	1.5
March (February 23, 2015 - March 29, 2015)	2,779,604	108.00	2,777,949	1.2
Total	2,780,421	$108.00	2,777,949

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the first quarter of 2015 includes the surrender by employees of 2,472 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

10.1	Agreement dated January 15, 2015 by and between Raytheon Company and Jay B. Stephens*

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of Thomas A. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Anthony F. O'Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Thomas A. Kennedy pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Anthony F. O'Brien pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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
April 23, 2015