Form 10-Q
period 2015-06-28
RAYTHEON CO/
filed 2015-07-23
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒
Number of shares of common stock outstanding as of July 20, 2015 was 303,548,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance including with respect to our liquidity and capital resources, capital expenditures, our cash tax payments and tax reserves, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits, and the outcome of legal and administrative proceedings, claims, investigations, and commitments and contingencies. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown risks and uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Jun 28, 2015	Dec 31, 2014
Assets
Current assets
Cash and cash equivalents	$1,828	$3,222
Short-term investments	666	1,497
Contracts in process, net	5,514	4,985
Inventories	519	414
Prepaid expenses and other current assets	177	174
Total current assets	8,704	10,292
Property, plant and equipment, net	1,929	1,935
Goodwill	14,683	13,061
Other assets, net	3,121	2,612
Total assets	$28,437	$27,900

Liabilities, Redeemable Noncontrolling Interest, and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$1,975	$2,284
Accounts payable	1,171	1,250
Accrued employee compensation	964	1,059
Accrued income taxes	103	31
Other current liabilities	1,428	1,306
Total current liabilities	5,641	5,930
Accrued retiree benefits and other long-term liabilities	6,865	6,919
Long-term debt	5,333	5,330
Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	343	—

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 304 and 307 shares outstanding at June 28, 2015 and December 31, 2014, respectively.	3	3
Additional paid-in capital	834	1,309
Accumulated other comprehensive loss	(7,095)	(7,458)
Retained earnings	16,314	15,671
Total Raytheon Company stockholders’ equity	10,056	9,525
Noncontrolling interests in subsidiaries	199	196
Total equity	10,255	9,721
Total liabilities, redeemable noncontrolling interest and equity	$28,437	$27,900

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Net sales
Products	$4,894	$4,746	$9,281	$9,311
Services	954	955	1,855	1,898
Total net sales	5,848	5,701	11,136	11,209
Operating expenses
Cost of sales—products	3,727	3,526	6,823	6,917
Cost of sales—services	798	775	1,535	1,545
General and administrative expenses	675	641	1,290	1,200
Total operating expenses	5,200	4,942	9,648	9,662
Operating income	648	759	1,488	1,547
Non-operating (income) expense, net
Interest expense	59	54	117	105
Interest income	(2)	(2)	(6)	(5)
Other (income) expense, net	(1)	(6)	(3)	(6)
Total non-operating (income) expense, net	56	46	108	94
Income from continuing operations before taxes	592	713	1,380	1,453
Federal and foreign income taxes	90	212	324	359
Income from continuing operations	502	501	1,056	1,094
Income (loss) from discontinued operations, net of tax	1	52	1	59
Net income	503	553	1,057	1,153
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(2)	2	1	6
Net income attributable to Raytheon Company	$505	$551	$1,056	$1,147

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.65	$1.59	$3.44	$3.47
Income (loss) from discontinued operations, net of tax	—	0.17	—	0.19
Net income	1.65	1.76	3.44	3.65
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.65	$1.59	$3.44	$3.46
Income (loss) from discontinued operations, net of tax	—	0.17	—	0.19
Net income	1.65	1.76	3.44	3.65
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$504	$499	$1,055	$1,088
Income (loss) from discontinued operations, net of tax	1	52	1	59
Net income	$505	$551	$1,056	$1,147
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Net income	$503	$553	$1,057	$1,153
Other comprehensive income (loss), before tax:
Foreign exchange translation	67	29	(2)	35
Cash flow hedges and interest rate locks	7	2	—	1
Unrealized gains (losses) on investments and other, net	—	—	(6)	—
Pension and other employee benefit plans, net:
Amortization of prior service cost (credit) included in net periodic cost	—	—	2	2
Amortization of net actuarial loss included in net income	283	224	566	446
Pension and other employee benefit plans, net	283	224	568	448
Other comprehensive income (loss), before tax	357	255	560	484
Income tax benefit (expense) related to items of other comprehensive income (loss)	(99)	(79)	(197)	(157)
Other comprehensive income (loss), net of tax	258	176	363	327
Total comprehensive income (loss)	761	729	1,420	1,480
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(2)	2	1	6
Comprehensive income (loss) attributable to Raytheon Company	$763	$727	$1,419	$1,474
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Six Months Ended June 28, 2015 and June 29, 2014 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)		Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries (1)	Total equity
Balance at December 31, 2014	$3	$1,309	$(7,458)		$15,671	$9,525	$196	$9,721
Net income					1,056	1,056	5	1,061
Other comprehensive income (loss), net of tax			363			363		363
Adjustment of noncontrolling interest to redemption value					(5)	(5)		(5)
Dividends declared					(408)	(408)		(408)
Distributions and other activity related to noncontrolling interests		(11)				(11)	(2)	(13)
Common stock plans activity		132				132		132
Share repurchases		(596)				(596)		(596)
Balance at June 28, 2015	$3	$834	$(7,095)		$16,314	$10,056	$199	$10,255

Balance at December 31, 2013	$3	$1,972	$(5,113)	—	$14,173	$11,035	$162	$11,197
Net income					1,147	1,147	6	1,153
Other comprehensive income (loss), net of tax			327			327		327
Dividends declared					(375)	(375)		(375)
Distributions and other activity related to noncontrolling interests						—	(2)	(2)
Common stock plans activity		127				127		127
Share repurchases		(533)				(533)		(533)
Balance at June 29, 2014	$3	$1,566	$(4,786)		$14,945	$11,728	$166	$11,894
(1) Excludes redeemable noncontrolling interest which is not considered equity. See "Note 7: Raytheon|Websense Joint Venture" for additional information.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014
Cash flows from operating activities
Net income	$1,057	$1,153
(Income) loss from discontinued operations, net of tax	(1)	(59)
Income from continuing operations	1,056	1,094
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	223	216
Stock-based compensation	87	88
Deferred income taxes	(232)	(66)
Tax benefit from stock-based awards	(42)	(36)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(795)	(262)
Inventories	(106)	(67)
Prepaid expenses and other current assets	29	(13)
Accounts payable	(99)	(64)
Income taxes receivable/payable	92	169
Accrued employee compensation	(117)	(141)
Other current liabilities	13	(49)
Other long-term liabilities	(43)	(17)
Accrued retiree benefits	408	(28)
Other, net	(43)	(12)
Net cash provided by (used in) operating activities from continuing operations	431	812
Net cash provided by (used in) operating activities from discontinued operations	1	34
Net cash provided by (used in) operating activities	432	846
Cash flows from investing activities
Additions to property, plant and equipment	(143)	(101)
Proceeds from sales of property, plant and equipment	19	—
Additions to capitalized internal use software	(26)	(26)
Purchases of short-term investments	(148)	(1,371)
Sales of short-term investments	209	882
Maturities of short-term investments	774	595
Payments for purchases of acquired companies, net of cash received	(1,892)	—
Other	(15)	—
Net cash provided by (used in) investing activities	(1,222)	(21)
Cash flows from financing activities
Dividends paid	(391)	(363)
Repurchases of common stock under share repurchase programs	(500)	(450)
Repurchases of common stock to satisfy tax withholding obligations	(96)	(83)
Proceeds from exercise of stock options	—	1
Tax benefit from stock-based awards	42	36
Sale of noncontrolling interest in Raytheon|Websense	343	—
Other	(2)	(1)
Net cash provided by (used in) financing activities	(604)	(860)
Net increase (decrease) in cash and cash equivalents	(1,394)	(35)
Cash and cash equivalents at beginning of the year	3,222	3,296
Cash and cash equivalents at end of period	$1,828	$3,261

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

On May 29, 2015, we completed a series of transactions with Vista Equity Partners by which we acquired Websense, Inc. (Websense) from Vista Equity Partners and combined it with Raytheon Cyber Products (RCP), formerly part of our Intelligence, Information and Services (IIS) segment, to create Raytheon|Websense, a new cybersecurity joint venture company (with Vista Equity Partners). In connection with these transactions, we reorganized our operating and reporting structure with Raytheon|Websense as our fifth reporting segment. The amounts, discussion and presentation of our business segments, including Corporate and eliminations for intersegment activity, set forth in this Form 10-Q, reflect our new structure. None of the changes impact our previously reported consolidated balance sheets, statements of operations, or statements of cash flows. See “Note 13: Business Segment Reporting” for additional information including revised historical segment results under our new structure. In connection with the reclassification of RCP from our IIS segment, goodwill was allocated to the Raytheon|Websense segment on a relative fair value basis.

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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Operating income	$40	$88	$161	$210
Income from continuing operations attributable to Raytheon Company	26	57	105	136
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.09	$0.18	$0.34	$0.43

Note 3: eBorders Settlement
On March 27, 2015, Raytheon Systems Limited (RSL) reached a settlement with the UK Home Office concluding the parties' dispute regarding the UK Home Office's July 2010 termination of RSL's eBorders contract within our IIS segment. The settlement includes a cash payment from the UK Home Office to RSL of £150 million (approximately $226 million) for the resolution of all claims and counterclaims of both parties related to the matter. After certain expenses and derecognition of the outstanding receivables, IIS recorded $181 million in operating income, through a reduction in cost of sales, in the first six months of 2015. The £150 million cash payment was received in the second quarter of 2015.

Note 4: Inventories
Inventories consisted of the following:

(In millions)	Jun 28, 2015	Dec 31, 2014
Materials and purchased parts	$67	$70
Work in process	434	326
Finished goods	18	18
Total	$519	$414
We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $153 million and $126 million in inventories as work in process at June 28, 2015 and December 31, 2014, respectively.

Note 5: Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, we expect to continue using the cost-to-cost percentage of completion method to recognize revenue for most of our long-term contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now would be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016.

Other new pronouncements issued but not effective until after June 28, 2015 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 6: Acquisitions
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

On May 29, 2015, we acquired Websense from Vista Equity Partners for approximately $1.9 billion, net of cash received, and exclusive of retention payments. Websense is a leader in advanced threat protection and data theft prevention across web, email, cloud and endpoint infrastructure. In connection with this acquisition, we incurred transaction and integration-related costs of $28 million and $30 million in the second quarter and first six months of 2015, respectively, of which $23 million and $25 million, respectively, were recorded at Corporate.
The preliminary purchase price allocation, net of cash acquired, for the acquisition was as follows:

(In millions)	Purchase Price Allocation
Accounts receivable (at contractually stated amounts)	$38
Other current assets	22
Property, plant and equipment	20
Goodwill	1,624
Intangible assets	501
Other non-current assets	16
Deferred revenue	(225)
Current liabilities	(52)
Long-term liabilities	(53)
Fair value of net assets acquired	$1,891

We expect to finalize the purchase price allocation process in the second half of 2015 when we finalize our valuation and reviews. We have preliminarily recorded $1.6 billion of goodwill, all of which will be allocated to the Raytheon|Websense segment, primarily related to expected synergies from combining operations and the value of the existing workforce, and none of which is expected to be deductible for tax purposes.

The following are the identifiable intangible assets acquired and the respective estimated periods over which such assets will be amortized:

(In millions, except years)	Gross Carrying Amount	Weighted Average Useful Life (in Years)
Completed technology	$435	7
Customer relationships	45	13
Trademarks and other	21	10
Fair value of intangible assets acquired	$501

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

Pro-forma financial information has not been provided for this acquisition because it is not material.

A rollforward of our goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services(1)	Missile Systems	Space and Airborne Systems	Raytheon|Websense(1)	Total
Balance at December 31, 2014	$1,797	$2,823	$4,150	$4,106	$185	$13,061
Acquisitions(2)	—	(2)	4	—	1,624	1,626
Effect of foreign exchange rates and other	(3)	(1)	—	—	—	(4)
Balance at June 28, 2015	$1,794	$2,820	$4,154	$4,106	$1,809	$14,683

(1)	In connection with the reclassification of RCP from our IIS segment, goodwill of $185 million was allocated to the Raytheon|Websense segment on a relative fair value basis.

(2)	In addition to the acquisition of Websense, we also acquired Sensintel, Incorporated and finalized the purchase price allocation for Raytheon Blackbird Technologies in the first six months of 2015.

Note 7: Raytheon|Websense Joint Venture
As discussed above in "Note 6: Acquisitions", on May 29, 2015, we acquired Websense and combined it with RCP, formerly part of our IIS segment, to create Raytheon|Websense. We then sold 19.7% of the equity interest in Raytheon|Websense to Vista Equity Partners for $343 million.

The joint venture (JV) agreement between Raytheon and Vista Equity Partners provides Vista Equity Partners with certain rights to require Raytheon|Websense to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Raytheon|Websense for cash at a price equal to fair value as determined under the JV agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option any time after two years following the closing date. In the event of a put option, Vista Equity Partners could require Raytheon to purchase all (but not less than all) of Vista Equity Partners’ interest in Raytheon|Websense for cash at a price equal to fair value as determined under the JV agreement. Lastly, at any time after three years following the closing date, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Raytheon|Websense at a price equal to fair value as determined under the JV agreement.

Vista Equity Partners' interest in Raytheon|Websense is presented as redeemable noncontrolling interest, outside of stockholders' equity, on the consolidated balance sheet. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date or the initial value adjusted for Vista Equity Partners' share of the cumulative impact of net income (loss) and other changes in accumulated other comprehensive income. Adjustments to the redemption value over the period from the date of acquisition to the date the redemption feature becomes puttable are immediately recorded to retained earnings. We reflect the redemption value adjustments in the earnings per share calculation if redemption value is in excess of the fair value of noncontrolling interest.

A rollforward of redeemable noncontrolling interest is as follows:

	Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014
Beginning balance	$—	$—
Sale of noncontrolling interest in Raytheon|Websense	343	—
Net income (loss)	(5)	—
Other comprehensive income (loss), net of tax(1)	—	—
Adjustment of noncontrolling interest to redemption value	5	—
Ending balance	$343	$—

(1)	Other comprehensive income (loss), net of tax, was income of less than $1 million for the six months ended June 28, 2015.

Note 8: Derivatives and Other Financial Instruments
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
The fair value of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency contracts were $10 million and $25 million, respectively at June 28, 2015 and $7 million and $24 million, respectively at December 31, 2014. The fair values of these derivatives are Level 2 in the fair value hierarchy at June 28, 2015 and December 31, 2014 because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $826 million and $926 million at June 28, 2015 and December 31, 2014, respectively. The net notional exposure of these contracts was approximately $79 million and $57 million at June 28, 2015 and December 31, 2014, respectively.

Our foreign currency forward contracts contain off-set or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At both June 28, 2015 and December 31, 2014, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at June 28, 2015 or December 31, 2014.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at June 28, 2015 and December 31, 2014, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlements date, and current rates. At June 28, 2015 and December 31, 2014, we had short-term investments of $666 million and $1,497 million, respectively, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. As of June 28, 2015, our short-term investments had an average maturity of approximately three months. The amortized cost of these securities closely approximated their fair value at June 28, 2015 and December 31, 2014. There were no securities deemed to have other than temporary declines in value for the second quarter of 2015. In the second quarter and first six months of 2015, we recorded an unrealized loss on short-term investments of less than $1 million, net of tax, in accumulated other comprehensive loss (AOCL), and an unrealized gain on short-term investments of less than $1 million, net of tax, in AOCL, respectively. In the second quarter and first six months of 2014, we recorded unrealized gains on short-term investments of less than $1 million, net of tax, in AOCL. In the second quarter and first six months of 2015, we recorded sales of short-term investments of $74 million and $209 million, respectively, which resulted in gains of less than $1 million recorded in other (income) expense, net. In the second quarter and first six months of 2014, we recorded sales of short-term investments of $425 million and $882 million, respectively, which resulted in gains of less than $1 million recorded in other (income) expense, net. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

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

(In millions)	Jun 28, 2015	Dec 31, 2014
Carrying value of long-term debt	$5,333	$5,330
Fair value of long-term debt	5,759	5,936

In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first six months of 2015.

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

(In millions, except percentages)	Jun 28, 2015	Dec 31, 2014
Total remediation costs—undiscounted	$214	$202
Weighted average discount rate	5.4%	5.5%
Total remediation costs—discounted	$144	$131
Recoverable portion	90	80
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

These instruments expire on various dates through 2023. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following:

(In millions)	Jun 28, 2015	Dec 31, 2014
Guarantees	$215	$266
Letters of credit	2,268	1,938
Surety bonds	265	298

Included in guarantees and letters of credit described above were $205 million and $194 million, respectively, at June 28, 2015, and $196 million and $244 million, respectively, at December 31, 2014, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to meet their obligations described above. At June 28, 2015, we believe the risk that TRS and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at June 28, 2015. At June 28, 2015 and December 31, 2014, we had an estimated liability of $10 million and $9 million, respectively, related to these guarantees and letters of credit.

The TRS joint venture agreement was amended on June 10, 2014 to allow for termination of the joint venture by either party every three years based on the scheduled date for the designation of a successor Chief Executive Officer for the joint venture which would next occur in 2016. Termination terms and related payments are subject to negotiation between Thales S.A. and Raytheon, but generally would include a net payment due for undistributed earnings of the joint venture companies since inception and a net payment based on the relative fair value of those companies excluding Air Command Systems International S.A.S. As a result, any final future termination amounts cannot be determined precisely at this time and could be different from those amounts recorded to date. However, if the joint venture were terminated as of June 28, 2015, we believe the termination payment we would be required to make based on a standard valuation approach would not be material. If a termination liability exceeds $50 million, the agreement allows the paying side to elect to make payments, inclusive of interest, in equal installments over five years to settle the liability.

As discussed in "Note 7: Raytheon|Websense Joint Venture", the Joint Venture Agreement between Raytheon Company and Vista Equity Partners provides for certain contingencies that may require Raytheon to purchase Vista Equity Partners' interest in Raytheon|Websense.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 28, 2015, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.
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
Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.
Activity related to product warranty accruals was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Beginning balance	$33	$29	$32	$30
Provisions for warranties	(1)	3	1	3
Warranty services provided	(2)	(2)	(3)	(3)
Ending balance	$30	$30	$30	$30
We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 10: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014
Beginning balance	307.3	314.5
Stock plans activity	1.8	1.6
Share repurchases	(5.5)	(5.5)
Ending balance	303.6	310.6
In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At June 28, 2015, we had approximately $1.0 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units and stock option awards issued to employees.

Our share repurchases were as follows:

	Six Months Ended
(In millions)	Jun 28, 2015		Jun 29, 2014
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$500	4.6	$450	4.6
Shares repurchased to satisfy tax withholding obligations	96	0.9	83	0.9
Total share repurchases	$596	5.5	$533	5.5

In March 2015, our Board of Directors authorized an 11% increase to our annual dividend payout rate from $2.42 to $2.68 per share. Our Board of Directors also declared dividends of $1.34 per share during the first six months of 2015, compared to dividends of $1.21 per share during the first six months of 2014. Dividends are subject to quarterly approval by our Board of Directors.
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

We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included all of our outstanding unvested restricted stock awards, and unvested restricted stock units and Long-Term Performance Plan (LTPP) awards that meet the retirement eligible criteria, in our calculation of basic and diluted EPS. We disclose EPS for common stock and unvested share-based payment awards, and separately disclose distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested share-based payment awards earn dividends equally. We reflect the redemption value adjustments for redeemable noncontrolling interests in the earnings per share calculation if redemption value is in excess of the fair value of noncontrolling interest.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.68	$0.60	$1.35	$1.20
Undistributed earnings	0.97	0.99	2.09	2.27
Total	$1.65	$1.59	$3.44	$3.47
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.68	$0.60	$1.35	$1.19
Undistributed earnings	0.97	0.99	2.09	2.27
Total	$1.65	$1.59	$3.44	$3.46
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was earnings of less than $0.01 and earnings of $0.17 for the second quarters of 2015 and 2014, respectively, and earnings of less than $0.01 and $0.19 for the first six months of 2015 and 2014, respectively.

Income attributable to participating securities was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Income from continuing operations attributable to participating securities	$7	$9	$18	$20
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	—	1	—	1
Net income attributable to participating securities	$7	$10	$18	$21

(1)	Income (loss) from discontinued operations, net of tax attributable to participating securities was earnings of less than $1 million for the second quarter and first six months of 2015.
The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Shares for basic EPS (including 4.3 and 5.3 participating securities for the three months ended June 28, 2015 and June 29, 2014, respectively, and 5.2 and 5.7 for the six months ended June 28, 2015 and June 29, 2014, respectively.)	305.4	312.9	306.8	313.9
Dilutive effect of stock options and LTPP	0.3	0.6	0.4	0.7
Shares for diluted EPS	305.7	313.5	307.2	314.6

There were no stock options with exercise prices greater than the average market price (anti-dilutive) that were excluded from our calculation of diluted EPS for the second quarters or first six months of 2015 and 2014. There were no stock options outstanding at June 28, 2015 nor included in the calculation of EPS (dilutive) in the second quarter or first six months of 2015, compared to less than 1 million in the second quarter and first six months of 2014.

Stock-based Compensation Plans
Restricted stock activity for the first six months of 2015 was as follows:

(In millions)	Number of Shares
Outstanding unvested at December 31, 2014	4.5
Granted	1.2
Vested	(1.5)
Forfeited	(0.1)
Outstanding unvested at June 28, 2015	4.1
During the first six months of 2015 and 2014, we issued 0.8 million and 0.7 million shares, respectively, of our common stock in connection with the vesting of our 2012–2014 and 2011–2013 LTPP awards. During the same periods, we also granted our 2015–2017 and 2014–2016 LTPP awards with an aggregate target award of 0.2 million and 0.3 million shares, respectively, for each period.
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
During both the first six months of 2015 and 2014, we awarded 0.2 million restricted stock units (RSUs) to retirement-eligible employees. These awards vest over a specified period of time as determined by the Management Development and Compensation Committee of our Board of Directors and are compensatory in nature. The RSUs continue to vest, but do not accelerate, on the scheduled vesting dates into retirement, subject to the employee's compliance with certain post-employment covenants. Due to the continued vesting provisions of the RSUs into retirement, the Company recognized all of the stock compensation expense associated with the RSUs in the first six months of 2015 and 2014, approximately $22 million and $17 million, respectively, pretax.

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

Other comprehensive income (loss) consisted of the following activity during the first six months of 2015 and 2014:

	Foreign exchange translation	Cash flow hedges and interest rate locks	Unrealized gains (losses) on investments and other, net	Pension and other employee benefit plans, net	Total

(In millions)
Balance at December 31, 2014	$(3)	$(14)	$(9)	$(7,432)	$(7,458)
Before tax amount	(2)	—	(6)	568	560
Tax (expense) or benefit	—	—	2	(199)	(197)
Net of tax amount	(2)	—	(4)	369	363
Balance at June 28, 2015	$(5)	$(14)	$(13)	$(7,063)	$(7,095)

Balance at December 31, 2013	$47	$(8)	$(9)	$(5,143)	$(5,113)
Before tax amount	35	1	—	448	484
Tax (expense) or benefit	—	—	—	(157)	(157)
Net of tax amount	35	1	—	291	327
Balance at June 29, 2014	$82	$(7)	$(9)	$(4,852)	$(4,786)

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and other employee benefit plans, and were $566 million and $446 million before tax in the first six months of 2015 and 2014, respectively. This component of AOCL is included in the calculation of net periodic benefit expense (income) (see "Note 11: Pension and Other Employee Benefits" for additional details).

The defined benefit pension and other employee benefit plans is shown net of tax benefits of $3,806 million and $4,005 million at June 28, 2015 and December 31, 2014, respectively. The cash flow hedges and interest rate locks are shown net of tax benefits of $8 million at June 28, 2015 and December 31, 2014. The unrealized gains (losses) on investments and other are shown net of tax benefits of $4 million and $2 million at June 28, 2015 and December 31, 2014, respectively. We expect approximately $3 million of after-tax net unrealized losses on our cash flow hedges at June 28, 2015 to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

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

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Jun 28, 2015	Dec 31, 2014
Marketable securities held in trust	$527	$519

Included in marketable securities held in trust in the table above was $334 million and $328 million at June 28, 2015 and December 31, 2014, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $332 million and $327 million at June 28, 2015 and December 31, 2014, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Service cost	$131	$116	$261	$233
Interest cost	262	281	523	562
Expected return on plan assets	(385)	(401)	(769)	(802)
Amounts reflected in net funded status	8	(4)	15	(7)
Amortization of prior service cost included in net periodic pension expense	1	1	3	3
Amortization of net actuarial loss included in net income	283	223	565	445
Amounts reclassified during the year	284	224	568	448
Net periodic pension expense (income)	$292	$220	$583	$441
Net periodic pension expense (income) includes income of $2 million and $3 million from foreign Pension Benefits plans in the second quarters of 2015 and 2014, respectively, and income of $3 million and $5 million in the first six months of 2015 and 2014, respectively.
The components of net periodic postretirement expense (income) related to our Other Benefits were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Service cost	$2	$2	$4	$3
Interest cost	8	9	15	18
Expected return on plan assets	(7)	(9)	(14)	(17)
Amounts reflected in net funded status	3	2	5	4
Amortization of prior service cost included in net periodic postretirement expense	(1)	(1)	(1)	(1)
Amortization of net actuarial loss included in net income	—	1	1	1
Amounts reclassified during the year	(1)	—	—	—
Net periodic postretirement expense (income)	$2	$2	$5	$4
Long-term pension and other postretirement benefit plan liabilities were as follows:

(In millions)	Jun 28, 2015	Dec 31, 2014
Long-term pension liabilities	$6,194	$6,359
Long-term other postretirement benefit plan liabilities	346	352
Total long-term pension and other postretirement benefit plan liabilities	$6,540	$6,711

We made the following contributions to our pension and other postretirement benefit plans:

	Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014
Required pension contributions	$170	$464
Other postretirement benefit contributions	10	9

We did not make any discretionary contributions to our pension plans during the first six months of 2015 and 2014; however, we periodically evaluate whether to make discretionary contributions.

Note 12: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We have participated in the IRS Compliance Assurance Process (CAP) program since 2011. We have received notification from the IRS that they have completed their review of the 2013 tax year with no changes. All IRS examinations of our tax years prior to 2013 are closed. We continue to participate in the CAP program for the 2014 and 2015 tax years. We are also under audit by multiple state and foreign tax authorities.

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

The balance of our unrecognized tax benefits, exclusive of interest, was $16 million and $104 million at June 28, 2015 and December 31, 2014, respectively, and $99 million and $118 million at June 29, 2014 and December 31, 2013, respectively, the majority of which would affect our earnings if recognized. The decrease in the balance of our unrecognized tax benefits of $85 million in the second quarter of 2015 was primarily due to the resolution of federal income tax matters related to the completion of the 2013 IRS audit review. The decrease of $85 million is included in income from continuing operations.

Note 13: Business Segment Reporting
Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems; Intelligence, Information and Services; Missile Systems; Space and Airborne Systems; and Raytheon|Websense. Segment total net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

On May 29, 2015, we acquired Websense from Vista Equity Partners and combined it with RCP, formerly part of our IIS segment, to create Raytheon|Websense, a new cybersecurity joint venture company (with Vista Equity Partners). In connection with these transactions, we reorganized our operating and reporting structure with Raytheon|Websense as our fifth reporting segment. The amounts, discussion and presentation of our business segments, including Corporate and eliminations for intersegment activity, set forth in this Form 10-Q, reflect our new structure. The Raytheon|Websense results reflect RCP results for all periods and Websense results after the acquisition date of May 29, 2015.

Revised segment sales for the year ended 2013, fiscal quarters and year ended 2014 and the first quarter of 2015 were as follows:

	Three Months Ended					Twelve Months Ended
(in millions)	Mar 29, 2015	Dec 31, 2014	Sep 28, 2014	Jun 29, 2014	Mar 30, 2014	Dec 31, 2014	Dec 31, 2013
Integrated Defense Systems	$1,433	$1,627	$1,428	$1,549	$1,481	$6,085	$6,489
Intelligence, Information and Services	1,372	1,517	1,450	1,493	1,429	5,889	5,970
Missile Systems	1,473	1,719	1,477	1,539	1,574	6,309	6,599
Space and Airborne Systems	1,358	1,660	1,509	1,505	1,398	6,072	6,371
Raytheon|Websense(1)	24	23	30	28	23	104	87
Eliminations	(372)	(403)	(420)	(413)	(397)	(1,633)	(1,810)
Total business segment sales	5,288	6,143	5,474	5,701	5,508	22,826	23,706
Raytheon|Websense Acquisition Accounting Adjustments(2)	—	—	—	—	—	—	—
Total	$5,288	$6,143	$5,474	$5,701	$5,508	$22,826	$23,706
(1) Excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value related to Raytheon|Websense, including historical RCP acquisitions. These amounts are included in Raytheon|Websense Acquisition Accounting Adjustments.
(2) Adjustments were less than $(1) million for the year ended 2013, fiscal quarters and year ended 2014 and the first quarter of 2015.

Revised intersegment sales for the year ended 2013, fiscal quarters and year ended 2014 and the first quarter of 2015 were as follows:

	Three Months Ended					Twelve Months Ended
(in millions)	Mar 29, 2015	Dec 31, 2014	Sep 28, 2014	Jun 29, 2014	Mar 30, 2014	Dec 31, 2014	Dec 31, 2013
Integrated Defense Systems	$20	$23	$27	$27	$30	$107	$107
Intelligence, Information and Services	185	206	216	205	200	827	816
Missile Systems	33	37	35	37	31	140	163
Space and Airborne Systems	131	134	140	140	134	548	711
Raytheon|Websense	3	3	2	4	2	11	13
Total	$372	$403	$420	$413	$397	$1,633	$1,810

Revised segment operating income for the year ended 2013, fiscal quarters and year ended 2014 and the first quarter of 2015 were as follows:

	Three Months Ended					Twelve Months Ended
(in millions)	Mar 29, 2015	Dec 31, 2014	Sep 28, 2014	Jun 29, 2014	Mar 30, 2014	Dec 31, 2014	Dec 31, 2013
Integrated Defense Systems	$195	$299	$230	$219	$226	$974	$1,115
Intelligence, Information and Services	284	131	118	123	123	495	507
Missile Systems	207	212	190	190	208	800	830
Space and Airborne Systems	173	217	237	202	190	846	920
Raytheon|Websense(1)	—	(1)	5	3	4	11	13
Eliminations	(37)	(41)	(43)	(42)	(40)	(166)	(170)
Total business segment operating income	822	817	737	695	711	2,960	3,215
Raytheon|Websense Acquisition Accounting Adjustments	(2)	(2)	(1)	(1)	(2)	(6)	(9)
FAS/CAS Adjustment	49	70	42	87	87	286	(249)
Corporate	(29)	(16)	(15)	(22)	(8)	(61)	(19)
Total	$840	$869	$763	$759	$788	$3,179	$2,938
(1) Excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value and the amortization of acquired intangible assets related to Raytheon|Websense, including historical RCP acquisitions. These amounts are included in Raytheon|Websense Acquisition Accounting Adjustments.

Revised intersegment operating income for the year ended 2013, fiscal quarters and year ended 2014 and the first quarter of 2015 were as follows:

	Three Months Ended					Twelve Months Ended
(in millions)	Mar 29, 2015	Dec 31, 2014	Sep 28, 2014	Jun 29, 2014	Mar 30, 2014	Dec 31, 2014	Dec 31, 2013
Integrated Defense Systems	$1	$2	$2	$2	$2	$8	$9
Intelligence, Information and Services	18	21	23	19	20	83	72
Missile Systems	4	3	4	4	3	14	17
Space and Airborne Systems	12	12	13	13	14	52	62
Raytheon|Websense	2	3	1	4	1	9	10
Total	$37	$41	$43	$42	$40	$166	$170

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Integrated Defense Systems	$1,698	$1,549	$3,131	$3,030
Intelligence, Information and Services	1,496	1,493	2,868	2,922
Missile Systems	1,559	1,539	3,032	3,113
Space and Airborne Systems	1,416	1,505	2,774	2,903
Raytheon|Websense(1)	57	28	81	51
Eliminations	(368)	(413)	(740)	(810)
Total business segment sales	5,858	5,701	11,146	11,209
Raytheon|Websense Acquisition Accounting Adjustments(2)	(10)	—	(10)	—
Total	$5,848	$5,701	$11,136	$11,209
(1) Excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value related to Raytheon|Websense, including historical RCP acquisitions. These amounts are included in Raytheon|Websense Acquisition Accounting Adjustments.
(2) Adjustments were less than $(1) million for the second quarter and first six months of 2014.

	Three Months Ended		Six Months Ended
Intersegment Sales (in millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Integrated Defense Systems	$19	$27	$39	$57
Intelligence, Information and Services	193	205	378	405
Missile Systems	33	37	66	68
Space and Airborne Systems	119	140	250	274
Raytheon|Websense	4	4	7	6
Total	$368	$413	$740	$810

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Integrated Defense Systems	$215	$219	$410	$445
Intelligence, Information and Services	108	123	392	246
Missile Systems	183	190	390	398
Space and Airborne Systems	186	202	359	392
Raytheon|Websense(1)	(1)	3	(1)	7
Eliminations	(39)	(42)	(76)	(82)
Total business segment operating income	652	695	1,474	1,406
Raytheon|Websense Acquisition Accounting Adjustments	(18)	(1)	(20)	(3)
FAS/CAS Adjustment	49	87	98	174
Corporate	(35)	(22)	(64)	(30)
Total	$648	$759	$1,488	$1,547

(1)
Excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value of $(10) million and less than $(1) million for the second quarters of 2015 and 2014, respectively, and $(10) million and less than $(1) million for the first six months of 2015 and 2014, respectively and amortization of acquired intangible assets of $(8) million and $(1) million for the second quarters of 2015 and 2014, respectively, and $(10) million and $(3) million for the first six months of 2015 and 2014, respectively related to Raytheon|Websense, including historical RCP acquisitions. These amounts are included in Raytheon|Websense Acquisition Accounting Adjustments.

	Three Months Ended		Six Months Ended
Intersegment Operating Income (in millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Integrated Defense Systems	$2	$2	$3	$4
Intelligence, Information and Services	18	19	36	39
Missile Systems	3	4	7	7
Space and Airborne Systems	12	13	24	27
Raytheon|Websense	4	4	6	5
Total	$39	$42	$76	$82

The FAS/CAS Adjustment, which is reported as a separate line in our segment results above, represents the difference between our pension and other postretirement benefit (PRB) expense or income under FAS in accordance with GAAP and our pension and PRB expense under CAS. The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended		Six Months Ended
FAS/CAS Adjustment Income (Expense) (In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
FAS/CAS Pension Adjustment	$48	$86	$96	$172
FAS/CAS PRB Adjustment	1	1	2	2
FAS/CAS Adjustment	$49	$87	$98	$174

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Jun 28, 2015	Dec 31, 2014
Integrated Defense Systems	$4,325	$4,128
Intelligence, Information and Services	4,158	4,032
Missile Systems	6,328	6,223
Space and Airborne Systems	6,463	6,414
Raytheon|Websense(1)	2,490	211
Corporate	4,673	6,892
Total	$28,437	$27,900

(1)
Includes intangible assets of $501 million and $10 million at June 28, 2015 and December 31, 2014, respectively. Related amortization expense is included in Raytheon|Websense Acquisition Accounting Adjustments.

With respect to the unaudited consolidated financial information of Raytheon Company for the six months ended June 28, 2015 and June 29, 2014, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated July 23, 2015, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of June 28, 2015, and the related consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended June 28, 2015 and June 29, 2014 and the consolidated statements of equity and of cash flows for the six-month periods ended June 28, 2015 and June 29, 2014. This interim financial information is the responsibility of the Company’s management.
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
July 23, 2015

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

As previously announced, on May 29, 2015, we acquired Websense, Inc. (Websense) from Vista Equity Partners and combined it with Raytheon Cyber Products (RCP), formerly part of our Intelligence, Information and Services (IIS) segment, to create Raytheon|Websense, a new cybersecurity joint venture company (with Vista Equity Partners). In connection with these transactions, we reorganized our operating and reporting structure with Raytheon|Websense as our fifth reporting segment. We now operate in five segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Raytheon|Websense. For a more detailed description of our IDS, IIS, MS and SAS segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Raytheon|Websense—headquartered in Austin, TX, Raytheon|Websense is a global provider of unified web, email, mobile and data security solutions designed to protect an organization's data and users from external and internal threats, including modern cyber-threats, advanced malware attacks, information leaks, legal liability and productivity loss. Our customers deploy our subscription software solutions on standard servers or other information technology hardware, including our optimized appliances, as a software-as-a-service (otherwise referred to as a cloud-based or Cloud service) offering, or in a hybrid hardware/Cloud configuration. Our products and services are sold worldwide to provide content security to enterprise customers, small and medium sized businesses, public sector entities, and internet service providers through a network of distributors, value-added resellers and original equipment manufacturers.

The amounts, discussion and presentation of our business segments, including Corporate and eliminations for intersegment activity, set forth in this Form 10-Q, reflect our new structure. The Raytheon|Websense results reflect RCP results for all periods and Websense results after the acquisition date of May 29, 2015. None of the changes impact our previously reported consolidated balance sheets, statements of operations, or statements of cash flows. In connection with the carve-out of RCP from our IIS segment, goodwill was allocated to the Raytheon|Websense reporting unit on a relative fair value basis.

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

Total Net Sales
The composition of external net sales by products and services for IDS, IIS, MS and SAS for the second quarter of 2015 was relatively consistent with the year ended December 31, 2014, which is shown in the table below. The composition of external net sales by products and services for Raytheon|Websense for the second quarter of 2015 is also shown in the table below.

External Net Sales by Products and Services (% of segment total external net sales)
	IDS	IIS	MS	SAS	Raytheon|Websense
Products	90%	50%	95%	90%	95%
Services	10%	50%	5%	10%	5%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Net sales
Products	$4,894	$4,746	83.7%	83.2%
Services	954	955	16.3%	16.8%
Total net sales	$5,848	$5,701	100.0%	100.0%

Total Net Sales - Second Quarter of 2015 vs. Second Quarter of 2014—The increase in total net sales of $147 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to higher external net sales of $157 million at IDS, driven principally by higher net sales on an international Patriot program awarded in the second quarter of 2015, driven by the recognition of previously deferred precontract costs and program activity in the quarter, and higher net sales from an international Patriot program awarded in the fourth quarter of 2014, partially offset by lower net sales from the scheduled completion of certain production phases on various Patriot programs for international customers.

Products and Services Net Sales - Second Quarter of 2015 vs. Second Quarter of 2014—The increase in products net sales of $148 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due higher external products net sales of $135 million at IDS, driven principally by the programs described above. Services net sales in the second quarter of 2015 were relatively consistent with the second quarter of 2014.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Net sales
Products	$9,281	$9,311	83.3%	83.1%
Services	1,855	1,898	16.7%	16.9%
Total net sales	$11,136	$11,209	100.0%	100.0%

Total Net Sales - First Six Months of 2015 vs. First Six Months of 2014—The decrease in total net sales of $73 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to lower external net sales of $105 million at SAS and $79 million at MS, partially offset by higher external net sales of $119 million at IDS. The decrease in external net sales at SAS was primarily due to lower net sales primarily due to reduced schedule requirements on international tactical radar systems programs, partially offset by higher net sales on classified programs. The remaining change in external net sales at SAS was spread across numerous programs with no individual or common significant driver. The decrease in external net sales at MS was primarily due to lower net sales on the Standard Missile-3 (SM-3®) program primarily due to the planned transition from development to production. The increase in external net sales at IDS was primarily due to higher net sales from the international Patriot program awarded in the second quarter of 2015, higher net sales from the international Patriot program awarded in the fourth quarter of 2014, and higher net sales from an international air and missile defense system program awarded in the fourth quarter of 2013. The higher external net sales at IDS were partially offset by lower net sales from the scheduled completion of certain production phases on various Patriot programs for international customers and from the scheduled completion of certain production phases on our missile defense radar programs.

Products and Services Net Sales - First Six Months of 2015 vs. First Six Months of 2014—Products net sales and services net sales in the first six months of 2015 were relatively consistent with the first six months of 2014.

Sales to Major Customers - Second Quarter of 2015 vs. Second Quarter of 2014 and First Six Months of 2015 vs. First Six Months of 2014—The following is a breakdown of net sales to major customers:

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Sales to the U.S. Government(1)	$3,993	$3,984	68%	70%
Sales to the U.S. Department of Defense(1)	3,745	3,712	64%	65%
Total international sales(2)	1,769	1,663	30%	29%
Foreign direct commercial sales(1)	1,149	894	20%	16%
Foreign military sales through the U.S. Government	620	769	11%	13%

(1)	Excludes foreign military sales through the U.S. Government.

(2)
Includes foreign military sales through the U.S. Government. Due to rounding, the total international sales percentage may not equal the sum of the percentages for foreign direct commercial sales and foreign military sales through the U.S. Government.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Sales to the U.S. Government(1)	$7,743	$7,973	70%	71%
Sales to the U.S. Department of Defense(1)	7,261	7,475	65%	67%
Total international sales(2)	3,254	3,132	29%	28%
Foreign direct commercial sales(1)	1,953	1,699	18%	15%
Foreign military sales through the U.S. Government	1,301	1,433	12%	13%

(1)	Excludes foreign military sales through the U.S. Government.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Cost of sales
Products	$3,727	$3,526	63.7%	61.8%
Services	798	775	13.6%	13.6%
Total cost of sales	$4,525	$4,301	77.4%	75.4%

Total Cost of Sales - Second Quarter of 2015 vs. Second Quarter of 2014—The increase in total cost of sales of $224 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due higher external cost of sales of $168 million at IDS, driven principally by the programs discussed above in Total Net Sales.

Products and Services Cost of Sales - Second Quarter of 2015 vs. Second Quarter of 2014—The increase in products cost of sales of $201 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to higher external products cost of sales of $145 million at IDS, principally driven by the programs discussed above in Total Net Sales. Services cost of sales in the second quarter of 2015 were relatively consistent with the second quarter of 2014.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Cost of sales
Products	$6,823	$6,917	61.3%	61.7%
Services	1,535	1,545	13.8%	13.8%
Total cost of sales	$8,358	$8,462	75.1%	75.5%

Total Cost of Sales - First Six Months of 2015 vs. First Six Months of 2014—The decrease in total cost of sales of $104 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to lower external cost of sales of $202 million at IIS and $91 million at SAS partially offset by higher external costs of sales of $158 million at IDS. The decrease in external cost of sales at IIS was driven principally by a $181 million impact from the eBorders settlement. On March 27, 2015, Raytheon Systems Limited (RSL) reached a settlement with the UK Home Office concluding the parties' dispute regarding the UK Home Office's July 2010 termination of RSL's eBorders contract within our IIS segment. The settlement includes a cash payment from the UK Home Office to RSL of £150 million (approximately $226 million) for the resolution of all claims and counterclaims of both parties related to the matter. After certain expenses and derecognition of the outstanding receivables, IIS recorded $181 million in operating income, through a reduction in cost of sales, in the first six months of 2015. The decrease in external cost of sales at SAS was driven principally by the activity on the programs described above in Total Net Sales. The increase in external cost of sales at IDS was driven principally by the activity on the programs described above in Total Net Sales.

Products and Services Cost of Sales - First Six Months of 2015 vs. First Six Months of 2014—The decrease in products cost of sales of $94 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to lower external products cost of sales of $240 million at IIS, principally driven by a $181 million impact from the eBorders settlement described above, partially offset by higher external products costs of sales of $129 million at IDS, principally driven by the activity on the programs described above in Total Net Sales. Services cost of sales in the first six months of 2015 were relatively consistent with the first six months of 2014.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Administrative and selling expenses	$489	$517	8.4%	9.1%
Research and development expenses	186	124	3.2%	2.2%
Total general and administrative expenses	$675	$641	11.6%	11.3%

Administrative and selling expenses decreased $28 million in the second quarter of 2015 compared to the second quarter of 2014. Included in administrative and selling expenses in the second quarter of 2015 was $28 million of Websense acquisition and integration related expenses as described below in Segment Results beginning on page 32. Included in administrative and selling expenses in the second quarter of 2014 was $17 million of stock compensation expense associated with the issuance of restricted stock units (RSUs) as described below in Segment Results beginning on page 32. The remaining change in administrative and selling expenses was spread across our business segments with no individual or common significant driver.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $14 million in the second quarters of 2015 and 2014.

The increase in research and development expenses of $62 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to higher independent research and development activity, principally at SAS and MS related to advanced capabilities, and increased research and development expenses at Raytheon|Websense driven by our acquisition of Websense and the development of new commercial products.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Administrative and selling expenses	$962	$965	8.6%	8.6%
Research and development expenses	328	235	2.9%	2.1%
Total general and administrative expenses	$1,290	$1,200	11.6%	10.7%

Administrative and selling expenses in the first six months of 2015 were relatively consistent with the first six months of 2014. Included in administrative and selling expenses in the first six months of 2015 was $30 million of Websense acquisition and integration related expenses as described below in Segment Results beginning on page 32. Included in administrative and selling expenses in the first six months of 2015 and 2014 was $22 million and $17 million, respectively, of stock compensation expense associated with the issuance of RSUs as described below in Segment Results beginning on page 32.

Net state income taxes allocated to our contracts were $29 million and $27 million in the first six months of 2015 and 2014, respectively.

The increase in research and development expenses of $93 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to higher independent research and development activity, principally at SAS and MS related to advanced capabilities, and increased research and development expenses at Raytheon|Websense driven by our acquisition of Websense and the development of new commercial products.

Total Operating Expenses

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Total operating expenses	$5,200	$4,942	$9,648	$9,662
% of Total Net Sales	88.9%	86.7%	86.6%	86.2%

The increase in total operating expenses of $258 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to the increase in cost of sales of $224 million, the primary drivers of which are described above in Total Cost of Sales.

The decrease in total operating expenses of $14 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to the decrease in cost of sales of $104 million, the primary drivers of which are described above in Total Cost of Sales, partially offset by the increase in research and development expenses of $93 million, the primary drivers of which are described above in General and Administrative Expenses.

Operating Income

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Operating income	$648	$759	$1,488	$1,547
% of Total Net Sales	11.1%	13.3%	13.4%	13.8%

The decrease in operating income of $111 million in the second quarter of 2015 compared to the second quarter of 2014 was due to the increase in total operating expenses of $258 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the increase in total net sales of $147 million, the primary drivers of which are described above in Total Net Sales.

The decrease in operating income of $59 million in the first six months of 2015 compared to the first six months of 2014 was due to the decrease in total net sales of $73 million, the primary drivers of which are described above in Total Net Sales, partially offset by the decrease in total operating expenses of $14 million, the primary drivers of which are described above in Total Operating Expenses.

Total Non-Operating (Income) Expense, Net

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Non-operating (income) expense, net
Interest expense	$59	$54	$117	$105
Interest income	(2)	(2)	(6)	(5)
Other (income) expense, net	(1)	(6)	(3)	(6)
Total non-operating (income) expense, net	$56	$46	$108	$94

The increase in total non-operating (income) expense, net of $10 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to $5 million of higher interest expense in the second quarter of 2015, principally driven by the issuance of $600 million of fixed-rate long-term debt in the fourth quarter of 2014, with the remaining change spread across numerous items with no individual or common significant driver.

The increase in total non-operating (income) expense, net of $14 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to $12 million of higher interest expense in the first six months of 2015, principally driven by the issuance of $600 million of fixed-rate long-term debt in the fourth quarter of 2014.

Federal and Foreign Income Taxes

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Federal and foreign income taxes	$90	$212	$324	$359
Effective tax rate	15.2%	29.7%	23.5%	24.7%

Our effective tax rate in the second quarter of 2015 was 15.2% compared to 29.7% in the second quarter of 2014. The decrease of 14.5% was primarily due to tax settlements of $88 million in the second quarter of 2015 which decreased our effective tax rate by approximately 13.6% and the foreign rate differential which decreased the rate by 0.6%. The remaining decrease of 0.3% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the second quarter of 2015 was 19.8% lower than the statutory federal rate primarily due to tax settlements of $88 million which decreased the rate by 14.8%, the domestic manufacturing deduction which decreased the rate by 4.3% and the foreign rate differential which decreased the rate by 1.1%. The remaining increase of 0.4% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the second quarter of 2014 was 5.3% lower than the statutory federal rate primarily due to the domestic manufacturing deduction which decreased the rate by 3.3% and tax settlements which decreased the rate by 1.2%. The remaining decrease of 0.8% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2015 was 23.5% compared to 24.7% in the first six months of 2014. The decrease of 1.2% was primarily due to tax settlements of $88 million in the second quarter of 2015 which decreased the rate by approximately 5.5% and the foreign rate differential which decreased the rate by 0.7%, partially offset by the tax benefit of foreign dividend in the first quarter of 2014 which increased the rate by 5.5%. The remaining decrease of 0.5% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2015 was 11.5% lower than the statutory federal rate primarily due to tax settlements of $88 million which decreased the rate by 6.5%, the domestic manufacturing deduction which decreased the rate by 3.7% and the foreign rate differential which decreased the rate by 1.2%. The remaining decrease of 0.1% is composed of various items which individually or collectively are not significant.

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

Income from Continuing Operations

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Income from continuing operations	$502	$501	$1,056	$1,094

Income from continuing operations in the second quarter of 2015 was relatively consistent with the second quarter of 2014. Included in the change in income from continuing operations was a decrease in federal and foreign income taxes of $122 million, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes, and a decrease of $111 million in operating income, the primary drivers of which are described above in Operating Income.

The decrease in income from continuing operations of $38 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to a decrease of $59 million in operating income, the primary drivers of which are described above in Operating Income, partially offset by a decrease in federal and foreign income taxes of $35 million, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes.

Income (loss) from Discontinued Operations

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Income (loss) from discontinued operations	$1	$52	$1	$59

The decrease in income from discontinued operations of $51 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to a gain of $52 million in the second quarter of 2014 related to the resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under U.S. Government Cost Accounting Standards 413 (CAS 413) for previously divested operations.

The decrease in income from discontinued operations of $58 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to a gain of $52 million in the first six months of 2014 related to the resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under CAS 413 for previously divested operations.

Net Income

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Net income	$503	$553	$1,057	$1,153

The decrease in net income of $50 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to the $51 million decrease in income from discontinued operations, the primary drivers of which are described above in Income (loss) from Discontinued Operations.

The decrease in net income of $96 million in the first six months of 2015 compared to the first six months of 2014 was due to the $58 million decrease in income from discontinued operations, the primary drivers of which are described above in Income (loss) from Discontinued Operations, and the $38 million decrease in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Income from continuing operations attributable to Raytheon Company	$504	$499	$1,055	$1,088
Diluted weighted-average shares outstanding	305.7	313.5	307.2	314.6
Diluted EPS from continuing operations attributable to Raytheon Company	$1.65	$1.59	$3.44	$3.46

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.06 in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below, and the increase in income from continuing operations described above.

The decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.02 in the first six months of 2015 compared to the first six months of 2014 was primarily due to the decrease in income from continuing operations described above, partially offset by a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Beginning balance	305.9	312.8	307.3	314.5
Stock plans activity	—	1.0	1.8	1.6
Share repurchases	(2.3)	(3.2)	(5.5)	(5.5)
Ending balance	303.6	310.6	303.6	310.6

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders
Diluted earnings per share from discontinued operations attributable to Raytheon Company common stockholders was less than $0.01 and $0.17 for the second quarters of 2015 and 2014, respectively and less than $0.01 and $0.19 for the first six months of 2015 and 2014, respectively. The decreases of $0.16 in the second quarter of 2015 and $0.18 in the first six months of 2015, respectively, compared to the second quarter and first six months of 2014 was primarily due to the resolution of a dispute and related litigation with the U.S. Government in the second quarter of 2014 describe above in Income (loss) from Discontinued Operations.

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Net income attributable to Raytheon Company	$505	$551	$1,056	$1,147
Diluted weighted-average shares outstanding	305.7	313.5	307.2	314.6
Diluted EPS attributable to Raytheon Company	$1.65	$1.76	$3.44	$3.65

The decrease in diluted EPS attributable to Raytheon Company common stockholders of $0.11 in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to the $0.16 decrease in diluted EPS from discontinued operations described above, partially offset by the $0.06 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

The decrease in diluted EPS attributable to Raytheon Company common stockholders of $0.21 in the first six months of 2015 compared to the first six months of 2014 was primarily due to the $0.18 decrease in diluted EPS from discontinued operations described above and the $0.02 decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

SEGMENT RESULTS
On May 29, 2015, we completed a series of transactions with Vista Equity Partners by which we acquired Websense from Vista Equity Partners and combined it with RCP, formerly part of our IIS segment, to create Raytheon|Websense, a new cybersecurity joint venture company (with Vista Equity Partners). In connection with these transactions, we reorganized our operating and reporting structure with Raytheon|Websense as our fifth reporting segment. We report our results in the following segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Raytheon|Websense.

The amounts, discussion and presentation of our business segments, including eliminations for intersegment activity, as set forth in this Form 10-Q, reflect our new structure. The Raytheon|Websense results reflect RCP results for all periods and Websense results after the acquisition date of May 29, 2015. None of the changes impact our previously reported consolidated balance sheets, statements of operations, or statements of cash flows. See "Note 13: Business Segment Reporting" for additional information including revised historical segment results under our new structure.

Revised segment financial results were as follows:

	Three Months Ended					Twelve Months Ended
Total Net Sales (in millions)	Mar 29, 2015	Dec 31, 2014	Sep 28, 2014	Jun 29, 2014	Mar 30, 2014	Dec 31, 2014	Dec 31, 2013
Integrated Defense Systems	$1,433	$1,627	$1,428	$1,549	$1,481	$6,085	$6,489
Intelligence, Information and Services	1,372	1,517	1,450	1,493	1,429	5,889	5,970
Missile Systems	1,473	1,719	1,477	1,539	1,574	6,309	6,599
Space and Airborne Systems	1,358	1,660	1,509	1,505	1,398	6,072	6,371
Raytheon|Websense(1)	24	23	30	28	23	104	87
Eliminations	(372)	(403)	(420)	(413)	(397)	(1,633)	(1,810)
Total business segment sales	5,288	6,143	5,474	5,701	5,508	22,826	23,706
Raytheon|Websense Acquisition Accounting Adjustments(2)	—	—	—	—	—	—	—
Total	$5,288	$6,143	$5,474	$5,701	$5,508	$22,826	$23,706
(1) Excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value related to Raytheon|Websense, including historical RCP acquisitions. These amounts are included in Raytheon|Websense Acquisition Accounting Adjustments.
(2) Adjustments were less than $(1) million for the year ended 2013, fiscal quarters and year ended 2014 and the first quarter of 2015.

Operating Income	Three Months Ended					Twelve Months Ended
(in millions)	Mar 29, 2015	Dec 31, 2014	Sep 28, 2014	Jun 29, 2014	Mar 30, 2014	Dec 31, 2014	Dec 31, 2013
Integrated Defense Systems	$195	$299	$230	$219	$226	$974	$1,115
Intelligence, Information and Services	284	131	118	123	123	495	507
Missile Systems	207	212	190	190	208	800	830
Space and Airborne Systems	173	217	237	202	190	846	920
Raytheon|Websense(1)	—	(1)	5	3	4	11	13
Eliminations	(37)	(41)	(43)	(42)	(40)	(166)	(170)
Total business segment operating income	822	817	737	695	711	2,960	3,215
Raytheon|Websense Acquisition Accounting Adjustments	(2)	(2)	(1)	(1)	(2)	(6)	(9)
FAS/CAS Adjustment	49	70	42	87	87	286	(249)
Corporate	(29)	(16)	(15)	(22)	(8)	(61)	(19)
Total	$840	$869	$763	$759	$788	$3,179	$2,938
(1) Excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value and the amortization of acquired intangible assets related to Raytheon|Websense, including historical RCP acquisitions. These amounts are included in Raytheon|Websense Acquisition Accounting Adjustments.

	Three Months Ended					Twelve Months Ended
Bookings (in millions)	Mar 29, 2015	Dec 31, 2014	Sep 28, 2014	Jun 29, 2014	Mar 30, 2014	Dec 31, 2014	Dec 31, 2013
Integrated Defense Systems	$1,483	$3,352	$1,764	$657	$1,180	$6,953	$5,869
Intelligence, Information and Services	933	993	1,185	2,030	997	5,205	4,964
Missile Systems	1,405	1,388	1,430	2,482	1,083	6,383	5,221
Space and Airborne Systems	631	1,356	1,454	1,581	1,019	5,410	5,996
Raytheon|Websense	19	20	45	22	14	101	82
Total	$4,471	$7,109	$5,878	$6,772	$4,293	$24,052	$22,132

Funded Backlog (in millions)	Dec 31, 2014	Dec 31, 2013
Integrated Defense Systems	$8,939	$9,397
Intelligence, Information and Services	2,854	2,550
Missile Systems	6,992	6,859
Space and Airborne Systems	4,259	4,166
Raytheon|Websense(1)	48	42
Total	$23,092	$23,014

(1)	Raytheon|Websense funded backlog excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value.

Total Backlog (in millions)	Dec 31, 2014	Dec 31, 2013
Integrated Defense Systems	$11,495	$10,916
Intelligence, Information and Services	5,825	5,811
Missile Systems	9,269	9,162
Space and Airborne Systems	6,930	7,751
Raytheon|Websense(1)	52	45
Total	$33,571	$33,685

(1)	Raytheon|Websense total backlog excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value.

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

	Three Months Ended		Six Months Ended
Bookings (in millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Integrated Defense Systems	$2,801	$657	$4,284	$1,837
Intelligence, Information and Services	1,274	2,030	2,207	3,027
Missile Systems	2,216	2,482	3,621	3,565
Space and Airborne Systems	1,240	1,581	1,871	2,600
Raytheon|Websense	49	22	68	36
Total	$7,580	$6,772	$12,051	$11,065

Included in bookings were international bookings of $3,494 million and $1,658 million in the second quarters of 2015 and 2014, respectively, and $4,999 million and $3,341 million in the first six months of 2015 and 2014, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 46% and 24% of total bookings in the second quarters of 2015 and 2014, respectively, and 41% and 30% of total bookings in the first six months of 2015 and 2014, respectively.

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

	Funded Backlog		Total Backlog
Backlog (in millions)	Jun 28, 2015	Dec 31, 2014	Jun 28, 2015	Dec 31, 2014
Integrated Defense Systems	$10,398	$8,939	$12,544	$11,495
Intelligence, Information and Services	2,739	2,854	5,423	5,825
Missile Systems	7,316	6,992	9,880	9,269
Space and Airborne Systems	4,456	4,259	6,221	6,930
Raytheon|Websense(1)	423	48	426	52
Total	$25,332	$23,092	$34,494	$33,571
(1) Raytheon|Websense total backlog excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value.

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

Total net sales by segment were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Integrated Defense Systems	$1,698	$1,549	$3,131	$3,030
Intelligence, Information and Services	1,496	1,493	2,868	2,922
Missile Systems	1,559	1,539	3,032	3,113
Space and Airborne Systems	1,416	1,505	2,774	2,903
Raytheon|Websense(1)	57	28	81	51
Eliminations	(368)	(413)	(740)	(810)
Total business segment sales	5,858	5,701	11,146	11,209
Raytheon|Websense Acquisition Accounting Adjustments(2)	(10)	—	(10)	—
Total	$5,848	$5,701	$11,136	$11,209
(1) Excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value related to Raytheon|Websense, including historical RCP acquisitions. These amounts are included in Raytheon|Websense Acquisition Accounting Adjustments.
(2) Adjustments were less than $(1) million for the second quarter and first six months of 2014.

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

	Three Months Ended		Six Months Ended
EAC Adjustments (in millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Gross favorable	$150	$269	$331	$520
Gross unfavorable	(110)	(181)	(170)	(310)
Total net EAC adjustments	$40	$88	$161	$210

Included in net EAC adjustments in the second quarter and first six months of 2015 was a $33 million unfavorable adjustment to eliminate all remaining estimated incentive fees related to the Air Warfare Destroyer (AWD) program at IDS due to the shipbuilder extending the planned schedule and related increase in costs to complete its portion of the program. Also included in net EAC adjustments in the first six months of 2015 was a $25 million favorable resolution of a contractual issue at MS. Included in net EAC adjustments in the second quarter and first six months of 2014 was a $38 million unfavorable adjustment from a decrease in estimated incentive fees on the AWD program at IDS due to an increase in expected costs by the shipbuilder to complete its portion of the program.

The decrease in net EAC adjustments in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 was primarily due to the decrease in net EAC adjustment at MS and SAS. Refer to the individual segment results for further information.

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

Operating income by segment was as follows:

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Integrated Defense Systems	$215	$219	$410	$445
Intelligence, Information and Services	108	123	392	246
Missile Systems	183	190	390	398
Space and Airborne Systems	186	202	359	392
Raytheon|Websense(1)	(1)	3	(1)	7
Eliminations	(39)	(42)	(76)	(82)
Total business segment operating income	652	695	1,474	1,406
Raytheon|Websense Acquisition Accounting Adjustments	(18)	(1)	(20)	(3)
FAS/CAS Adjustment	49	87	98	174
Corporate	(35)	(22)	(64)	(30)
Total	$648	$759	$1,488	$1,547

(1)
Excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value of $(10) million and less than $(1) million for the second quarters of 2015 and 2014, respectively, and $(10) million and less than $(1) million for the first six months of 2015 and 2014, respectively and amortization of acquired intangible assets of $(8) million and $(1) million for the second quarters of 2015 and 2014, respectively, and $(10) million and $(3) million for the first six months of 2015 and 2014, respectively related to Raytheon|Websense, including historical RCP acquisitions. These amounts are included in Raytheon|Websense Acquisition Accounting Adjustments.

Integrated Defense Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	% Change	Jun 28, 2015	Jun 29, 2014	% Change
Total net sales	$1,698	$1,549	9.6%	$3,131	$3,030	3.3%
Total operating expenses
Cost of sales—labor	526	543	(3.1)%	1,018	1,091	(6.7)%
Cost of sales—materials and subcontractors	621	574	8.2%	1,157	1,040	11.3%
Other cost of sales and other operating expenses	336	213	57.7%	546	454	20.3%
Total operating expenses	1,483	1,330	11.5%	2,721	2,585	5.3%
Operating income	$215	$219	(1.8)%	$410	$445	(7.9)%
Operating margin	12.7%	14.1%		13.1%	14.7%

Change in Operating Income (in millions)	Three Months Ended Jun 28, 2015 Versus Three Months Ended Jun 29, 2014			Six Months Ended Jun 28, 2015 Versus Six Months Ended Jun 29, 2014
Volume		$26			$23
Net change in EAC adjustments		(5)			9
Mix and other performance		(25)			(67)
Total change in operating income		$(4)			$(35)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	% Change	Jun 28, 2015	Jun 29, 2014	% Change
Bookings	$2,801	$657	326.3%	$4,284	$1,837	133.2%

Total Net Sales—The increase in total net sales of $149 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to $212 million of higher net sales on an international Patriot program awarded in the second quarter of 2015, driven by the recognition of previously deferred precontract costs and program activity in the quarter, and $90 million of higher net sales from an international Patriot program awarded in the fourth quarter of 2014, partially offset by lower net sales of $147 million from the scheduled completion of certain production phases on various Patriot programs for international customers.

The increase in total net sales of $101 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to higher net sales of $212 million from the international Patriot program awarded in the second quarter of 2015, $161 million of higher net sales from the international Patriot program awarded in the fourth quarter of 2014, and $90 million of higher net sales from an international air and missile defense system program awarded in the fourth quarter of 2013. The higher net sales were partially offset by lower net sales of $276 million from the scheduled completion of certain production phases on various Patriot programs for international customers and $107 million from the scheduled completion of certain production phases on our missile defense radar programs.

Total Operating Expenses—The increase in total operating expenses of $153 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to an increase in other cost of sales and other operating expenses of $123 million, and an increase in materials and subcontractors costs of $47 million. The increase in other cost of sales and other operating expenses was primarily due to a change in previously deferred precontract costs of $101 million related to the international Patriot program awarded in the second quarter of 2015. The increase in materials and subcontractors costs was primarily due to the activity on the international Patriot program awarded in the fourth quarter of 2014 described above in Total Net Sales.

The increase in total operating expenses of $136 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to an increase in materials and subcontractors costs of $117 million and an increase in other cost of sales and other operating expenses of $92 million, partially offset by a decrease in labor costs of $73 million. The increase in materials and subcontractors costs was primarily due to the activity on an international air and missile defense system program awarded in the fourth quarter of 2013 and the international Patriot program awarded in the fourth quarter of 2014 described above in Total Net Sales. The increase in other cost of sales and other operating expenses was primarily due to a change in previously deferred precontract costs of $101 million related to the international Patriot program awarded in the second quarter of 2015. The decrease in labor costs was primarily driven by program requirements on certain Patriot programs for domestic and international customers, partially offset by increased labor on the international Patriot program awarded in the fourth quarter of 2014.

Operating Income and Margin—Operating income in the second quarter of 2015 was relatively consistent with the second quarter of 2014. Included in operating income in the second quarter of 2015 was an EAC adjustment of $33 million to eliminate all remaining estimated incentive fees related to the AWD program due to the shipbuilder extending the planned schedule and related increase in costs to complete its portion of the program. Included in operating income in the second quarter of 2014 was an EAC adjustment of $38 million from a decrease in estimated incentive fees on the AWD program driven by an increase in expected costs by the shipbuilder to complete its portion of the program. The decrease in operating margin in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to the change in mix and other performance driven by lower volume on the various Patriot programs for international customers described above in Total Net Sales, partially offset by higher volume on an international Patriot program awarded in the second quarter of 2015 with the remaining change spread across numerous programs with no individual or common significant driver.

The decrease in operating income of $35 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to a change in mix and other performance of $67 million. The change in mix and other performance was principally driven by lower volume on the various Patriot programs for international customers described above in Total Net Sales, partially offset by higher volume on an international Patriot program awarded in the second quarter of 2015. Included in the net change in EAC adjustments in the first six months of 2015 was an EAC adjustment of $33 million to eliminate all remaining estimated incentive fees related to the AWD program due to the shipbuilder extending the planned schedule and related increase in costs to complete its portion of the program. Included in operating income in the first six months of 2014 was an EAC adjustment of $38 million from a decrease in estimated incentive fees on the AWD program driven by an increase in expected costs by the shipbuilder to complete its portion of the program. The decrease in operating margin in the first six months of 2015 compared to the first six months of 2014 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $12,544 million at June 28, 2015 compared to $11,495 million at December 31, 2014. The increase in backlog of $1,049 million or 9% at June 28, 2015 compared to December 31, 2014 was primarily due to the international Patriot bookings in 2015 described below. Bookings increased by $2,144 million in the second quarter of 2015 compared to the second quarter of 2014. In the second quarter of 2015, IDS booked $2.0 billion to provide advanced Patriot air and missile defense capability for the Kingdom of Saudi Arabia. IDS also booked $132 million to provide satellite communication ground terminals for an international customer and $77 million on the NextGen Weather Processor (NWP) program for the Federal Aviation Administration (FAA).

Bookings increased by $2,447 million in the first six months of 2015 compared to the first six months of 2014. In addition to the bookings noted above, in the first six months of 2015, IDS booked $769 million to provide advanced Patriot air and missile defense capability for the Republic of Korea. IDS also booked $213 million to provide Patriot engineering services support for

U.S. and international customers and $103 million on the Wide Area Augmentation System (WAAS) program for the FAA. In the first six months of 2014, IDS booked $587 million to provide advanced Patriot air and missile defense capability for Kuwait. IDS also booked $131 million to provide Patriot engineering services support for U.S. and international customers.

Intelligence, Information and Services
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	% Change	Jun 28, 2015	Jun 29, 2014	% Change
Total net sales	$1,496	$1,493	0.2%	$2,868	$2,922	(1.8)%
Total operating expenses
Cost of sales—labor	611	565	8.1%	1,177	1,116	5.5%
Cost of sales—materials and subcontractors	594	637	(6.8)%	1,129	1,219	(7.4)%
Other cost of sales and other operating expenses	183	168	8.9%	170	341	(50.1)%
Total operating expenses	1,388	1,370	1.3%	2,476	2,676	(7.5)%
Operating income	$108	$123	(12.2)%	$392	$246	59.3%
Operating margin	7.2%	8.2%		13.7%	8.4%

Change in Operating Income (in millions)	Three Months Ended Jun 28, 2015 Versus Three Months Ended Jun 29, 2014			Six Months Ended Jun 28, 2015 Versus Six Months Ended Jun 29, 2014
Volume		$—			$(1)
Net change in EAC adjustments		—			(1)
Mix and other performance		(15)			148
Total change in operating income		$(15)			$146

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	% Change	Jun 28, 2015	Jun 29, 2014	% Change
Bookings	$1,274	$2,030	(37.2)%	$2,207	$3,027	(27.1)%

Total Net Sales—Total net sales in the second quarter of 2015 were relatively consistent with the second quarter of 2014. Included in the change in total net sales was lower net sales of $41 million on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels and higher net sales of $26 million on cybersecurity and special missions programs, primarily driven by the fourth quarter of 2014 acquisition of Raytheon Blackbird Technologies (RBT). The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total net sales in the first six months of 2015 were relatively consistent with the first six months of 2014. Included in the change in total net sales was lower net sales of $91 million on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels and higher net sales of $55 million on cybersecurity and special missions programs, primarily driven by the fourth quarter of 2014 acquisition of RBT. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—Total operating expenses in the second quarter of 2015 were relatively consistent with the second quarter of 2014. The increase in labor costs of $46 million was primarily due to the activity associated with RBT described above in Total Net Sales with the remaining change spread across numerous programs with no individual or common significant driver. The increase in other cost of sales and other operating expenses of $15 million was primarily due to increased general and administrative expenses, driven principally by an increase in independent research and development and activity related to RBT. The decrease in materials and subcontractors costs of $43 million was driven principally by the activity on the training programs supporting the U.S. Army's Warfighter FOCUS activities described above in Total Net Sales.

The decrease in total operating expenses of $200 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to a decrease in other cost of sales and other operating expenses of $171 million driven principally by the $181 million impact from the eBorders settlement as described in Consolidated Results of Operations beginning on page 25, and a decrease in materials and subcontractors costs of $90 million driven principally by the activity on the training programs supporting the U.S. Army's Warfighter FOCUS activities described above in Total Net Sales. The decreases were partially offset by an increase in labor costs of $61 million, driven principally by the activity associated with RBT described above in Total Net Sales.

Operating Income and Margin—The decrease in operating income of $15 million and the related decrease in operating margin in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to a change in mix and other performance of $15 million spread across numerous programs with no individual or common significant driver. Operating income was reduced by approximately $4 million and $2 million for certain cybersecurity-related acquisition costs and investments in the second quarters of 2015 and 2014, respectively.

The increase in operating income of $146 million and the related increase in operating margin in the first six months of 2015 compared to the first six months of 2014 was primarily due to a change in mix and other performance of $148 million, principally driven by the $181 million impact from the eBorders settlement. The remaining change in mix and other performance in the first six months of 2015 compared to the first six months of 2014 was primarily due to the U.S. Army’s Warfighter FOCUS program, which had an impact of $10 million, driven principally by an award fee received in the first six months of 2014, and $6 million of acquisition-related costs for RBT in the first six months of 2015. Operating income was reduced by approximately $8 million (which includes the $6 million of acquisition-related costs for RBT) and $3 million for certain cybersecurity-related acquisition costs and investments in the first six months of 2015 and 2014, respectively.

Backlog and Bookings—Backlog was $5,423 million at June 28, 2015 compared to $5,825 million at December 31, 2014. The decrease in backlog of $402 million or 7% at June 28, 2015 compared to December 31, 2014 was primarily due to sales in excess of bookings in the first six months of 2015, driven principally by the Global Positioning System Next Generation Operational Control System (GPS-OCX) program and the Joint Polar Satellite System (JPSS) program for NASA. Bookings decreased by $756 million in the second quarter of 2015 compared to the second quarter of 2014. In the second quarter of 2015, IIS booked $387 million on domestic training programs and $151 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $376 million on a number of classified contracts. In the second quarter of 2014, IIS booked $521 million for a U.S. Air Force program. IIS also booked $515 million on domestic training programs and $160 million on foreign training programs in support of Warfighter FOCUS activities, approximately $160 million on a program to provide operations and maintenance services on an international radar system and $369 million on a number of classified contracts.

Bookings decreased by $820 million in the first six months of 2015 compared to the first six months of 2014. In addition to the bookings above, in the first six months of 2015, IIS booked $547 million on a number of classified contracts. In addition to the bookings above, in the first six months of 2014, IIS booked $111 million on the JPSS program for NASA. IIS also booked $59 million on domestic training programs and $45 million on foreign training programs in support of Warfighter FOCUS activities, and $529 million on a number of classified contracts, including a $195 million award for international cyber.

Missile Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	% Change	Jun 28, 2015	Jun 29, 2014	% Change
Total net sales	$1,559	$1,539	1.3%	$3,032	$3,113	(2.6)%
Total operating expenses
Cost of sales—labor	505	486	3.9%	985	983	0.2%
Cost of sales—materials and subcontractors	649	646	0.5%	1,276	1,302	(2.0)%
Other cost of sales and other operating expenses	222	217	2.3%	381	430	(11.4)%
Total operating expenses	1,376	1,349	2.0%	2,642	2,715	(2.7)%
Operating income	$183	$190	(3.7)%	$390	$398	(2.0)%
Operating margin	11.7%	12.3%		12.9%	12.8%

Change in Operating Income (in millions)	Three Months Ended Jun 28, 2015 Versus Three Months Ended Jun 29, 2014			Six Months Ended Jun 28, 2015 Versus Six Months Ended Jun 29, 2014
Volume		$4			$(9)
Net change in EAC adjustments		(28)			(24)
Mix and other performance		17			25
Total change in operating income		$(7)			$(8)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	% Change	Jun 28, 2015	Jun 29, 2014	% Change
Bookings	$2,216	$2,482	(10.7)%	$3,621	$3,565	1.6%

Total Net Sales—Total net sales in the second quarter of 2015 were relatively consistent with the second quarter of 2014. Included in total net sales was $50 million of lower net sales on the SM-3® program primarily due to the planned transition from development to production and $31 million of higher net sales on the Phalanx program principally driven by increased program requirements.

The decrease in total net sales of $81 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to $78 million of lower net sales on the SM-3® program primarily due to the planned transition from development to production.

Total Operating Expenses—Total operating expenses in the second quarter of 2015 were relatively consistent with the second quarter of 2014.

The decrease in total operating expenses of $73 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to a decrease in other cost of sales and other operating expenses of $49 million, driven principally by the timing of costs applied to contracts through rates, which had an impact of $46 million. Included in other cost of sales and other operating expenses was a $25 million favorable resolution of a contractual issue.

Operating Income and Margin—The decrease in operating income of $7 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to a net change in EAC adjustments of $28 million, partially offset by a change in mix and other performance of $17 million. The net change in EAC adjustments was primarily due to a reduction in estimated labor and materials costs to fulfill requirements on a land warfare systems program in the second quarter of 2014. The change in mix and other performance was driven principally by activity on an air warfare systems contract awarded in the second quarter of 2015. The decrease in operating margin in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to the net change in EAC adjustments and the change in mix and other performance.

Operating income in the first six months of 2015 was relatively consistent with the first six months of 2014. The net change in EAC adjustments of $24 million was principally driven by a reduction in estimated labor and materials costs to fulfill requirements on a land warfare systems program in the first six months of 2014, partially offset by a $25 million favorable resolution of a contractual issue in the first six months of 2015. Operating margin in the first six months of 2015 was relatively consistent with the first six months of 2014.

Backlog and Bookings—Backlog was $9,880 million at June 28, 2015 compared to $9,269 million at December 31, 2014. The increase in backlog of $611 million or 7% was at June 28, 2015 compared to December 31, 2014 was primarily due to bookings in excess of sales in the first six months of 2015, principally within our Air Warfare Systems product line. Bookings decreased by $266 million in the second quarter of 2015 compared to the second quarter of 2014. In the second quarter of 2015, MS booked $529 million for SM-3® for the Missile Defense Agency (MDA), $511 million on Evolved SeaSparrow Missile (ESSM) for the U.S. Navy and international customers, $363 million for Paveway™ for international customers, and $143 million for Standard Missile-6 (SM-6™) for the U.S. Navy. MS also booked $99 million on a classified program. In the second quarter of 2014, MS booked $764 million for Tube-launched, Optically-tracked, Wireless-guided (TOW) missiles for the U.S. Army, U.S. Marines and international customers, $289 million for SM-6™ for the U.S. Navy, $259 million for AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy, U.S. Air Force and international customers, $179 million for Advanced Medium-Range Air-to-Air Missiles (AMRAAM®) for the U.S. Air Force, U.S. Navy and international customers, $130 million for Phalanx weapon systems for the U.S. Navy and U.S. Army, $81 million on Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force, $79 million for Rolling Airframe Missile (RAM™) programs for the U.S. Navy and international customers, and $75 million for SM-3® for the MDA. MS also booked $140 million on a classified program.

Bookings increased by $56 million in the first six months of 2015 compared to the first six months of 2014. In addition to the bookings above, in the first six months of 2015, MS booked $539 million for AMRAAM® for the U.S. Air Force, U.S. Navy and international customers, $231 million for Tomahawk for the U.S. Navy, $110 million for SM-6™ for the U.S. Navy, and $92 million for MALD® for the U.S. Air Force. In addition to the bookings above, in the first six months of 2014, MS booked $479 million for SM-3® for the MDA, $164 million for Paveway™ for international customers, and $86 million for Maverick missiles for international customers.

Space and Airborne Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	% Change	Jun 28, 2015	Jun 29, 2014	% Change
Total net sales	$1,416	$1,505	(5.9)%	$2,774	$2,903	(4.4)%
Total operating expenses
Cost of sales—labor	561	572	(1.9)%	1,106	1,120	(1.3)%
Cost of sales—materials and subcontractors	429	485	(11.5)%	856	948	(9.7)%
Other cost of sales and other operating expenses	240	246	(2.4)%	453	443	2.3%
Total operating expenses	1,230	1,303	(5.6)%	2,415	2,511	(3.8)%
Operating income	$186	$202	(7.9)%	$359	$392	(8.4)%
Operating margin	13.1%	13.4%		12.9%	13.5%

Change in Operating Income (in millions)	Three Months Ended Jun 28, 2015 Versus Three Months Ended Jun 29, 2014			Six Months Ended Jun 28, 2015 Versus Six Months Ended Jun 29, 2014
Volume		$(11)			$(15)
Net change in EAC adjustments		(15)			(33)
Mix and other performance		10			15
Total change in operating income		$(16)			$(33)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	% Change	Jun 28, 2015	Jun 29, 2014	% Change
Bookings	$1,240	$1,581	(21.6)%	$1,871	$2,600	(28.0)%

Total Net Sales—Total net sales decreased $89 million in the second quarter of 2015 compared to the second quarter of 2014. Included in the change in total net sales was lower net sales of $41 million primarily due to reduced schedule requirements on international tactical radar systems programs and higher net sales of $80 million on classified programs. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total net sales decreased $129 million in the first six months of 2015 compared to the first six months of 2014. Included in the change in total net sales was lower net sales of $61 million primarily due to reduced schedule requirements on international tactical radar systems programs and higher net sales of $125 million on classified programs. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The decrease in total operating expenses of $73 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to a decrease in materials and subcontractors costs of $56 million driven principally by intersegment contracts supporting U.S. Army ground sensor systems programs and activity on the programs described above in Total Net Sales.

The decrease in total operating expenses of $96 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to a decrease in materials and subcontractors costs of $92 million driven principally by intersegment contracts supporting U.S. Army ground sensor systems programs and activity on the programs described above in Total Net Sales.

Operating Income and Margin—The decrease in operating income of $16 million and the related decrease in operating margin in the second quarter of 2015 compared to the second quarter of 2014 were primarily due to a net change in EAC adjustments of $15 million principally driven by an increase in expected costs in the design phase of a protected communications development program for the U.S. Air Force. Included in mix and other performance in the second quarter of 2015 was an $11 million gain on a real estate transaction. Also included in mix and other performance in the second quarters of 2015 and 2014 were $9 million and $10 million, respectively, of acquisition-related costs.

The decrease in operating income of $33 million and the related decrease in operating margin in the first six months of 2015 compared to the first six months of 2014 was primarily due to a net change in EAC adjustments of $33 million principally driven by labor and material production efficiencies on two international tactical radar systems programs in the first six months of 2014 and efficiencies on certain classified programs in the first six months of 2014. Included in mix and other performance in the first six months of 2015 was an $11 million gain on a real estate transaction. Also included in mix and other performance in the first six months of 2015 and 2014 were $18 million and $20 million, respectively, of acquisition-related costs.

Backlog and Bookings—Backlog was $6,221 million at June 28, 2015 compared to $6,930 million at December 31, 2014. The decrease in backlog of $709 million or 10% at June 28, 2015 compared to December 31, 2014 was primarily due to sales in excess of bookings in the first six months of 2015, principally within our Intelligence, Surveillance, and Reconnaissance Systems and the Tactical Airborne Systems product lines. Bookings decreased by $341 million in the second quarter of 2015 compared to the second quarter of 2014. In the second quarter of 2015, SAS booked $153 million on a multimission radar program for the U.S. Navy and an international customer, $99 million on an Active Electronically Scanned Array (AESA) radar Performance Based Logistics (PBL) contract for an international customer, and $82 million to provide communication subsystems for the U.S. Navy and an international customer. SAS also booked $250 million on a number of classified contracts. In the second quarter of 2014, SAS booked $129 million to provide radar subsystems for the U.S. Navy. SAS also booked $431 million on a number of classified contracts.

Bookings decreased by $729 million in the first six months of 2015 compared to the first six months of 2014. In addition to the bookings noted above, in the first six months of 2015, SAS booked $210 million on a number of classified contracts. In addition to the bookings noted above, in the first six months of 2014, SAS booked $116 million to provide radar components for an international customer and $81 million for software enhancements for the AESA radars for the U.S. Air Force. SAS also booked $216 million on a number of classified contracts.

Raytheon|Websense
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	% Change	Jun 28, 2015	Jun 29, 2014	% Change
Total net sales	$57	$28	103.6%	$81	$51	58.8%
Total operating expenses
Cost of sales	11	5	120.0%	17	11	54.5%
Selling and marketing	19	5	280.0%	24	8	200.0%
Research and development	21	9	133.3%	31	16	93.8%
General and administrative	7	6	16.7%	10	9	11.1%
Total operating expenses	58	25	132.0%	82	44	86.4%
Operating income (loss)	$(1)	$3	(133.3)%	$(1)	$7	(114.3)%
Operating margin	(1.8)%	10.7%		(1.2)%	13.7%

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 28, 2015	Jun 29, 2014	% Change	Jun 28, 2015	Jun 29, 2014	% Change
Bookings	$49	$22	122.7%	$68	$36	88.9%

Total Net Sales—Total net sales for the segment are net sales before any reduction for the acquisition accounting adjustments to record deferred revenue at fair value. The increase in total net sales of $29 million and $30 million in the second quarter of 2015 and the first six months of 2015, respectively, compared to the second quarter of 2014 and first six months of 2014 was primarily due to $29 million of higher sales resulting from our acquisition of Websense. Total net sales in the second quarter of 2015 and the first six months of 2015 excluded the unfavorable impact of $10 million related to the deferred revenue acquisition accounting adjustments described below in Raytheon|Websense Acquisition Accounting Adjustments.

Total Operating Expenses—We disclose our operating expenses for the segment, which excludes amortization of acquired intangible assets and certain other acquisition and acquisition related expenses, in terms of the following:

•
Cost of sales—costs associated with Web content analysis and technical support, infrastructure costs associated with maintaining our databases, costs associated with providing our Cloud offerings, and costs associated with the sale of our appliance products.

•
Selling and marketing—salaries, commissions and benefits related to personnel engaged in selling and marketing and customer support functions; costs related to public relations, advertising, promotions and travel; and other allocated costs.

•	Research and development—salaries and benefits for software developers that support the development of new products and continued enhancement of existing products, and allocated costs.

•	General and administrative expenses—salaries, benefits and related expenses for our executive, finance, and administrative personnel; third party professional service fees; and allocated costs.

Total operating expenses in the second quarter of 2015 increased $33 million compared to the second quarter of 2014. The increase in all of the categories of total operating expenses was primarily due to the acquisition of Websense. In addition, the increase in total operating expenses included $5 million of additional research and development and selling and marketing expenses for the development and launch of new commercial products. Research and development expense in the second quarter of 2015 also included $5 million related to severance and retention associated with the restructuring of Websense. Total operating expenses in the second quarter of 2015 and the second quarter of 2014 excluded $8 million and $1 million, respectively, of amortization of acquired intangible assets as described below in Raytheon|Websense Acquisition Accounting Adjustments, as well as certain other acquisition and acquisition related costs described below in Corporate.

Total operating expenses in the first six months of 2015 increased $38 million compared to the first six months of 2014. The increase in all of the categories of total operating expenses was primarily due to the acquisition of Websense. In addition, the increase in total operating expenses included $10 million of additional research and development and selling and marketing expenses for the development and launch of new commercial products. Research and development expense in the first six months of 2015 also included $5 million related to severance and retention associated with the restructuring of Websense. Total operating expenses in the first six months of 2015 and the first six months of 2014 excluded $10 million and $3 million, respectively, of amortization of acquired intangible assets as described below in Raytheon|Websense Acquisition Accounting Adjustments, as well as certain other acquisition and acquisition related costs described below in Corporate.

Operating Income and Margin—The decrease in operating income of $4 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to the increase in the research and development and sales and marketing expenses described above. Operating income in the second quarter of 2015 and the second quarter of 2014 excludes $18 million and $1 million, respectively, related to the acquisition accounting adjustments described below in Raytheon|Websense Acquisition Accounting Adjustments, as well as certain other acquisition and acquisition related costs described below in Corporate. The decrease in operating margin in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to the research and development and sales and marketing expenses and the severance, relocation and other expenses required to integrate Websense described above.

The decrease in operating income of $8 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to the increase in the research and development and sales and marketing expenses described above. Operating income in the first six months of 2015 and first six months of 2014 excludes $20 million and $3 million, respectively, related to the acquisition accounting adjustments described below in Raytheon|Websense Acquisition Accounting Adjustments, as well as certain other acquisition and acquisition related costs described below in Corporate. The decrease in operating margin in the first six months of 2015 compared to the first six months of 2014 was primarily due to the research and development and sales and marketing expenses and the severance, relocation and other expenses required to integrate Websense described above.

Backlog and Bookings—Backlog was $426 million at June 28, 2015 compared to $52 million at December 31, 2014. The increase in backlog of $374 million at June 28, 2015 compared to December 31, 2014 was primarily due to the acquisition of Websense. Bookings increased by $27 million in the second quarter of 2015 compared to the second quarter of 2014 primarily due to the acquisition of Websense.

Bookings increased by $32 million in the first six months of 2015 compared to the first six months of 2014 primarily due to the acquisition of Websense.

Raytheon|Websense Acquisition Accounting Adjustments
Raytheon|Websense Acquisition Accounting Adjustments include the adjustments to record acquired deferred revenue at fair value ("deferred revenue adjustment") and the amortization of acquired intangible assets related to the Websense acquisition and historical RCP acquisitions. These adjustments are not considered part of management's evaluation of Raytheon|Websense segment results.

The components of Raytheon|Websense Acquisition Accounting Adjustments were as follows:

	Three Months Ended		Six Months Ended
(in millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Deferred revenue adjustment(1)	$(10)	$—	$(10)	$—
Amortization of acquired intangibles	(8)	(1)	(10)	(3)
Total Raytheon|Websense Acquisition Accounting Adjustments	$(18)	$(1)	$(20)	$(3)

(1)	The deferred revenue adjustment to operating income was less than $1 million for the second quarter and first six months of 2014.

The change in our Raytheon|Websense Acquisition Accounting Adjustments of $17 million in both the second quarter and first six months of 2015 compared to second quarter and first six months of 2014, respectively, was primarily due to a $10 million increase in the deferred revenue adjustment and a $7 million increase in the intangibles amortization adjustment, both driven by the acquisition of Websense.

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

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
FAS/CAS Pension Adjustment	$48	$86	$96	$172
FAS/CAS PRB Adjustment	1	1	2	2
FAS/CAS Adjustment	$49	$87	$98	$174
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
FAS (expense)	$(292)	$(220)	$(583)	$(441)
CAS expense	340	306	679	613
FAS/CAS Pension Adjustment	$48	$86	$96	$172

The change in our FAS/CAS Pension Adjustment of $38 million in the second quarter of 2015 compared to the second quarter of 2014 was driven by a $72 million increase in our FAS expense offset by a $34 million increase in our CAS expense. The change in our FAS/CAS Pension Adjustment of $76 million in the first six months of 2015 compared to the first six months of 2014 was driven by a $142 million increase in our FAS expense offset by a $66 million increase in our CAS expense. The increase in our FAS expense in the second quarter of 2015 and in first six months of 2015 was primarily due to the lower discount rate at December 31, 2014 compared to the discount rate as of December 31, 2013 and the decrease in our long-term return on assets (ROA) assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2014. The increase in our CAS expense in the second quarter of 2015 and in first six months of 2015 was primarily due to the CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with the Pension Protection Act of 2006, to measure liabilities in determining the CAS pension expense. This was partially offset by a decrease in CAS expense as a result of the passage of the Highway and Transportation Funding Act of 2014. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expense has been included in our contracts through our overhead forward pricing rates.

Our FAS/CAS PRB Adjustment was $1 million of income in the second quarters of 2015 and 2014 and in $2 million of income in the first six months of 2015 and 2014.

Corporate
Corporate operating income consists of unallocated costs and certain other costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014	Jun 28, 2015	Jun 29, 2014
Corporate	$(35)	$(22)	$(64)	$(30)

The decrease in operating income related to Corporate of $13 million in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to $23 million of Websense acquisition and integration related expenses in the second quarter of 2015, partially offset by $17 million of Corporate stock compensation expense associated with the RSUs awarded in the second quarter of 2014 as part of our annual Restricted Stock Program. We awarded 0.2 million RSUs in the second quarter of 2014 to retiree-eligible employees. These awards vest over a specified period of time as determined by the Management Development and Compensation Committee of our Board of Directors and are compensatory in nature. The RSUs continue to vest, but do not accelerate, on the scheduled vesting dates into retirement subject to the employee's compliance with certain post-employment covenants. Due to the continued vesting provisions of the RSUs into retirement, the Company recognized all of the stock compensation expense associated with the RSUs in the in the second quarter of 2014 rather than over the vesting period of the awards.

The decrease in operating income related to Corporate of $34 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to $25 million of Websense acquisition and integration related expenses in the second quarter of 2015. Included in operating income related to Corporate in the first six months of 2015 and 2014 was $16 million and $17 million, respectively, of Corporate stock compensation expense associated with the issuance of RSU awards as described above. We awarded 0.2 million RSUs in the first six months of 2015 and 2014 to retiree-eligible employees.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at June 28, 2015 and December 31, 2014:

(In millions)	Jun 28, 2015	Dec 31, 2014
Cash and cash equivalents	$1,828	$3,222
Short-term investments	666	1,497
Working capital	3,063	4,362
Amount available under credit facilities	1,398	1,398

Operating Activities

	Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014
Net cash provided by (used in) operating activities from continuing operations	$431	$812
Net cash provided by (used in) operating activities	432	846

The decrease in net cash provided by operating activities from continuing operations of $381 million in the first six months of 2015 compared to the first six months of 2014, was primarily due to customer advances received in the first six months of 2014, an increase in tax payments as discussed below, and the timing of collections in the first six months of 2015 related to an international Patriot program awarded in the second quarter of 2015, partially offset by the eBorders settlement payment received in the first six months of 2015 and a decrease in pension contributions as discussed below.

Pension Plan Contributions—We made the following contributions to our pension and other postretirement benefit plans during the first six months of 2015 and 2014:

	Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014
Required pension contributions	$170	$464
Other postretirement benefit contributions	10	9

Tax Payments and Refunds—We made (received) the following net tax payments (refunds) during the first six months of 2015 and 2014:

	Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014
Federal	$488	$190
Foreign	12	13
State	32	23

We expect full-year net federal, foreign and state tax payments to be approximately $1,241 million in 2015.

Interest Payments—We made interest payments on our outstanding debt of $116 million and $105 million in the first six months of 2015 and 2014, respectively.

Investing Activities

	Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014
Net cash provided by (used in) investing activities	$(1,222)	$(21)

The change in net cash provided by (used in) investing activities of $1,201 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to the acquisition of Websense as described below.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014
Additions to property, plant and equipment	$143	$101
Additions to capitalized internal use software	26	26

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

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014
Purchases of short-term investments	$(148)	$(1,371)
Sales of short-term investments	209	882
Maturities of short-term investments	774	595

Acquisitions—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria. Payments for purchases of acquired companies, net of cash acquired were as follows:

	Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014
Payments for purchases of acquired companies, net of cash acquired	$(1,892)	$—

On May 29, 2015, we acquired Websense from Vista Equity Partners for approximately $1.9 billion, net of cash received, and exclusive of retention payments.

Financing Activities

	Six Months Ended
(In millions)	Jun 28, 2015	Jun 29, 2014
Net cash provided by (used in) financing activities	$(604)	$(860)

We have used cash provided by operating activities, and proceeds from the issuance of new debt as our primary sources for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash used in financing activities of $256 million in the first six months of 2015 compared to the first six months of 2014 was primarily due to our sales of noncontrolling interest described below.

Share Repurchases—In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At June 28, 2015, we had approximately $1 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units and stock option awards issued to employees.

Our share repurchases were as follows:

	Six Months Ended
(In millions)	Jun 28, 2015		Jun 29, 2014
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$500	4.6	$450	4.6
Shares repurchased to satisfy tax withholding obligations	96	0.9	83	0.9
Total share repurchases	$596	5.5	$533	5.5

In May 2010, our shareholders approved the Raytheon 2010 Stock Plan. Under the plan, we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Six Months Ended
(In millions, except per share amounts)	Jun 28, 2015	Jun 29, 2014
Cash dividends declared per share	$1.34	$1.21
Total dividends paid	391	363
In March 2015, our Board of Directors authorized an 11% increase to our annual dividend payout rate from $2.42 to $2.68 per share. Dividends are subject to quarterly approval by our Board of Directors.

Sale of noncontrolling interest in Raytheon|Websense—In connection with the Websense acquisition, we combined Websense with RCP to form Raytheon|Websense, and then sold 19.7% of the equity interest in Raytheon|Websense to Vista Equity Partners for $343 million.

CAPITAL RESOURCES
Total debt was $5.3 billion at June 28, 2015 and December 31, 2014. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $2.5 billion and $4.7 billion at June 28, 2015 and December 31, 2014, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $982 million and $715 million at June 28, 2015 and December 31, 2014, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016. Under the $1.4 billion credit facility, we can borrow, issue letters of credit, and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at June 28, 2015, borrowings would generally bear interest at LIBOR plus 79.5 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of June 28, 2015 and December 31, 2014, there were no borrowings outstanding under this credit facility. However, we had $2 million of outstanding letters of credit at June 28, 2015 and December 31, 2014, which effectively reduced our borrowing capacity under this credit facility by that amount.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the six months ended June 28, 2015 and full-year 2014. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 34.7% at June 28, 2015. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of June 28, 2015 to our short and long-term senior unsecured debt:

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

(In millions, except percentages)	Jun 28, 2015	Dec 31, 2014
Total remediation costs—undiscounted	$214	$202
Weighted average discount rate	5.4%	5.5%
Total remediation costs—discounted	$144	$131
Recoverable portion	90	80

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

(In millions)	Jun 28, 2015	Dec 31, 2014
Guarantees	$215	$266
Letters of credit	2,268	1,938
Surety bonds	265	298

Included in guarantees and letters of credit described above were $205 million and $194 million, respectively, at June 28, 2015, and $196 million and $244 million, respectively, at December 31, 2014, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to meet their obligations described above. At June 28, 2015, we believe the risk that TRS and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at June 28, 2015. At June 28, 2015 and December 31, 2014, we had an estimated liability of $10 million and $9 million, respectively, related to these guarantees and letters of credit.

The TRS joint venture agreement was amended on June 10, 2014 to allow for termination of the joint venture by either party every three years based on the scheduled date for the designation of a successor Chief Executive Officer for the joint venture which would next occur in 2016. Termination terms and related payments are subject to negotiation between Thales S.A. and Raytheon, but generally would include a net payment due for undistributed earnings of the joint venture companies since inception and a net payment based on the relative fair value of those companies excluding Air Command Systems International S.A.S. As a result, any final future termination amounts cannot be determined precisely at this time and could be different from those amounts recorded to date. However, if the joint venture were terminated as of June 28, 2015, we believe the termination payment we would be required to make based on a standard valuation approach would not be material. If a termination liability exceeds $50 million, the agreement allows the paying side to elect to make payments, inclusive of interest, in equal installments over five years to settle the liability.

The joint venture (JV) agreement between Raytheon and Vista Equity Partners provides Vista Equity Partners with certain rights to require Raytheon|Websense to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Raytheon|Websense for cash at a price equal to fair value as determined under the JV agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option any time after two years following the closing date. In the event of a put option, Vista Equity Partners could require Raytheon to purchase all (but not less than all) of Vista Equity Partners’ interest in Raytheon|Websense for cash at a price equal to fair value as determined under the JV agreement. Lastly, at any time after three years following the closing date, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Raytheon|Websense at a price equal to fair value as determined under the JV agreement.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 28, 2015, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

We do not currently expect the Greek financial crisis to have a material impact on our financial position, results of operations or liquidity. We have less than 1% of our sales in Greece and less than $100 million in U.S. dollar denominated contracts in process. We currently believe all of these amounts to be collectible; however, if circumstances change, we could be required to write off some or all of the contracts in process balance.

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

Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, we expect to continue using the cost-to-cost percentage of completion method to recognize revenue for most of our long-term contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now would be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016.

Other new pronouncements issued but not effective until after June 28, 2015 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of June 28, 2015 and December 31, 2014 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at June 28, 2015 or December 31, 2014.

As of June 28, 2015 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$591	$—	$4,792	$5,383	$5,759
Average interest rate	—	—	—	6.549%	—	4.017%	4.295%

As of December 31, 2014 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$591	$—	$4,792	$5,383	$5,936
Average interest rate	—	—	—	6.549%	—	4.017%	4.295%
In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $826 million and $926 million at June 28, 2015 and December 31, 2014, respectively. The net notional exposure of these contracts was approximately $79 million and $57 million at June 28, 2015 and December 31, 2014, respectively.
For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $10 million and $7 million were included in other assets, net, and unrealized losses of $25 million and $24 million were included in other accrued expenses at June 28, 2015 and December 31, 2014, respectively.
Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At June 28, 2015, we had short-term investments with a fair value of $666 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit which had an average maturity of three months).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of June 28, 2015.
Conclusion of Evaluation—Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 28, 2015 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the second quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
April (March 30, 2015 - April 26, 2015)	930,948	$109.20	916,031	$1.1
May (April 27, 2015 - May 24, 2015)	938,429	106.56	938,399	1.0
June (May 25, 2015 - June 28, 2015)	499,877	104.11	—	1.0
Total	2,369,254	$107.08	1,854,430

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the second quarter of 2015 includes the surrender by employees of 514,824 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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
July 23, 2015