Form 10-Q
period 2015-09-27
RAYTHEON CO/
filed 2015-10-22
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒
Number of shares of common stock outstanding as of October 19, 2015 was 301,098,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance including with respect to our liquidity and capital resources, capital expenditures, our cash tax payments and tax reserves, our pension expense and funding, the impact of new accounting pronouncements, the impact of certain European economic conditions, our unrecognized tax benefits, our expectations regarding customer contracts, and the outcome of legal and administrative proceedings, claims, investigations, and commitments and contingencies. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown risks and uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Sep 27, 2015	Dec 31, 2014
Assets
Current assets
Cash and cash equivalents	$2,453	$3,222
Short-term investments	608	1,497
Contracts in process, net	5,649	4,985
Inventories	619	414
Prepaid expenses and other current assets	199	174
Total current assets	9,528	10,292
Property, plant and equipment, net	1,934	1,935
Goodwill	14,681	13,061
Other assets, net	3,106	2,612
Total assets	$29,249	$27,900

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,215	$2,284
Accounts payable	1,334	1,250
Accrued employee compensation	1,190	1,059
Other current liabilities	1,589	1,337
Total current liabilities	6,328	5,930
Accrued retiree benefits and other long-term liabilities	6,895	6,919
Long-term debt	5,334	5,330
Commitments and contingencies (Note 9)

Redeemable noncontrolling interest (Note 7)	343	—

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 301 and 307 shares outstanding at September 27, 2015 and December 31, 2014, respectively.	3	3
Additional paid-in capital	617	1,309
Accumulated other comprehensive loss	(7,024)	(7,458)
Retained earnings	16,552	15,671
Total Raytheon Company stockholders’ equity	10,148	9,525
Noncontrolling interests in subsidiaries	201	196
Total equity	10,349	9,721
Total liabilities, redeemable noncontrolling interest and equity	$29,249	$27,900

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Net sales
Products	$4,831	$4,561	$14,112	$13,872
Services	952	913	2,807	2,811
Total net sales	5,783	5,474	16,919	16,683
Operating expenses
Cost of sales—products	3,635	3,418	10,458	10,335
Cost of sales—services	773	753	2,308	2,298
General and administrative expenses	678	540	1,968	1,740
Total operating expenses	5,086	4,711	14,734	14,373
Operating income	697	763	2,185	2,310
Non-operating (income) expense, net
Interest expense	58	53	175	158
Interest income	(3)	(3)	(9)	(8)
Other (income) expense, net	9	1	6	(5)
Total non-operating (income) expense, net	64	51	172	145
Income from continuing operations before taxes	633	712	2,013	2,165
Federal and foreign income taxes	189	193	513	552
Income from continuing operations	444	519	1,500	1,613
Income (loss) from discontinued operations, net of tax	(1)	—	—	59
Net income	443	519	1,500	1,672
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(4)	4	(3)	10
Net income attributable to Raytheon Company	$447	$515	$1,503	$1,662

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.47	$1.66	$4.91	$5.12
Income (loss) from discontinued operations, net of tax	—	—	—	0.19
Net income	1.47	1.66	4.92	5.31
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.47	$1.65	$4.91	$5.11
Income (loss) from discontinued operations, net of tax	—	—	—	0.19
Net income	1.47	1.65	4.91	5.30
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$448	$515	$1,503	$1,603
Income (loss) from discontinued operations, net of tax	(1)	—	—	59
Net income	$447	$515	$1,503	$1,662
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Net income	$443	$519	$1,500	$1,672
Other comprehensive income (loss), before tax:
Foreign exchange translation	(28)	(41)	(30)	(6)
Cash flow hedges and interest rate locks	(4)	(3)	(4)	(2)
Unrealized gains (losses) on investments and other, net	—	3	(6)	3
Pension and other postretirement benefit plans, net:
Net loss arising during period	(127)	(332)	(127)	(332)
Amortization of prior service cost included in net periodic cost	2	2	4	4
Amortization of net actuarial loss included in net income	281	224	847	670
Pension and other postretirement benefit plans, net	156	(106)	724	342
Other comprehensive income (loss), before tax	124	(147)	684	337
Income tax benefit (expense) related to items of other comprehensive income (loss)	(53)	38	(250)	(119)
Other comprehensive income (loss), net of tax	71	(109)	434	218
Total comprehensive income	514	410	1,934	1,890
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(4)	4	(3)	10
Comprehensive income attributable to Raytheon Company	$518	$406	$1,937	$1,880
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Nine Months Ended September 27, 2015 and September 28, 2014 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)		Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at December 31, 2014	$3	$1,309	$(7,458)		$15,671	$9,525	$196	$9,721
Net income					1,503	1,503	8	1,511
Other comprehensive income (loss), net of tax			434			434		434
Adjustment of noncontrolling interest to redemption value					(11)	(11)		(11)
Dividends declared					(611)	(611)		(611)
Distributions and other activity related to noncontrolling interests		(1)				(1)	(3)	(4)
Common stock plans activity		157				157		157
Share repurchases		(848)				(848)		(848)
Balance at September 27, 2015	$3	$617	$(7,024)		$16,552	$10,148	$201	$10,349

Balance at December 31, 2013	$3	$1,972	$(5,113)	—	$14,173	$11,035	$162	$11,197
Net income					1,662	1,662	10	1,672
Other comprehensive income (loss), net of tax			218			218		218
Dividends declared					(562)	(562)		(562)
Distributions and other activity related to noncontrolling interests						—	(2)	(2)
Common stock plans activity		165				165		165
Share repurchases		(734)				(734)		(734)
Balance at September 28, 2014	$3	$1,403	$(4,895)		$15,273	$11,784	$170	$11,954

(1)	Excludes redeemable noncontrolling interest which is not considered equity. See "Note 7: Raytheon|Websense Joint Venture" for additional information.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014
Cash flows from operating activities
Net income	$1,500	$1,672
(Income) loss from discontinued operations, net of tax	—	(59)
Income from continuing operations	1,500	1,613
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	353	327
Stock-based compensation	114	118
Deferred income taxes	(248)	(259)
Tax benefit from stock-based awards	(43)	(43)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(700)	(441)
Inventories	(207)	(159)
Prepaid expenses and other current assets	7	27
Accounts payable	63	(119)
Income taxes receivable/payable	3	108
Accrued employee compensation	109	73
Other current liabilities	47	(40)
Other long-term liabilities	(26)	(17)
Accrued retiree benefits	583	46
Other, net	(22)	1
Net cash provided by (used in) operating activities from continuing operations	1,533	1,235
Net cash provided by (used in) operating activities from discontinued operations	—	35
Net cash provided by (used in) operating activities	1,533	1,270
Cash flows from investing activities
Additions to property, plant and equipment	(239)	(173)
Proceeds from sales of property, plant and equipment	45	—
Additions to capitalized internal use software	(37)	(40)
Purchases of short-term investments	(658)	(2,190)
Sales of short-term investments	209	882
Maturities of short-term investments	1,336	832
Payments for purchases of acquired companies, net of cash received	(1,892)	—
Other	(6)	—
Net cash provided by (used in) investing activities	(1,242)	(689)
Cash flows from financing activities
Dividends paid	(595)	(551)
Repurchases of common stock under share repurchase programs	(750)	(650)
Repurchases of common stock to satisfy tax withholding obligations	(98)	(84)
Proceeds from exercise of stock options	—	1
Tax benefit from stock-based awards	43	43
Sale of noncontrolling interest in Raytheon|Websense	343	—
Other	(3)	(2)
Net cash provided by (used in) financing activities	(1,060)	(1,243)
Net increase (decrease) in cash and cash equivalents	(769)	(662)
Cash and cash equivalents at beginning of the year	3,222	3,296
Cash and cash equivalents at end of period	$2,453	$2,634

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

As previously announced, in May 2015, we completed a series of transactions with Vista Equity Partners by which we acquired Websense, Inc. (Websense) from Vista Equity Partners and combined it with Raytheon Cyber Products (RCP), formerly part of our Intelligence, Information and Services (IIS) segment, to create Raytheon|Websense, a new cybersecurity joint venture company (with Vista Equity Partners). In connection with these transactions, we reorganized our operating and reporting structure with Raytheon|Websense as our fifth reporting segment. The amounts, discussion and presentation of our business segments, including Corporate and eliminations for intersegment activity, set forth in this Form 10-Q, reflect our new structure. None of the changes impact our previously reported consolidated balance sheets, statements of operations or statements of cash flows. See "Note 13: Business Segment Reporting" for additional information.

Note 2: Changes in Estimates under Percentage of Completion Contract Accounting
We have a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (e.g., to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations, required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or in realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or in realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined.

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Operating income	$84	$155	$245	$365
Income from continuing operations attributable to Raytheon Company	54	101	159	237
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.18	$0.32	$0.52	$0.76

Note 3: eBorders Settlement
In March 2015, Raytheon Systems Limited (RSL) reached a settlement with the UK Home Office concluding the parties' dispute regarding the UK Home Office's July 2010 termination of RSL's eBorders contract within our IIS segment. The settlement included a cash payment from the UK Home Office to RSL of £150 million (approximately $226 million based on foreign exchange rates as of the settlement date) for the resolution of all claims and counterclaims of both parties related to the matter. After certain expenses and derecognition of the outstanding receivables, IIS recorded $181 million in operating income through a reduction in cost of sales in the first quarter of 2015. The £150 million cash payment was received in the second quarter of 2015.

Note 4: Inventories
Inventories consisted of the following:

(In millions)	Sep 27, 2015	Dec 31, 2014
Materials and purchased parts	$66	$70
Work in process	535	326
Finished goods	18	18
Total	$619	$414

We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $218 million and $126 million in inventories as work in process at September 27, 2015 and December 31, 2014, respectively.

Note 5: Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, we expect to continue using the cost-to-cost percentage of completion method to recognize revenue for most of our long-term contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now would be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

Other new pronouncements issued but not effective until after September 27, 2015 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 6: Acquisitions
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

In May 2015, we acquired Websense from Vista Equity Partners for approximately $1.9 billion, net of cash received, and exclusive of retention payments. Websense is a leader in advanced threat protection and data theft prevention across web, email, cloud and endpoint infrastructure. In connection with this acquisition, we incurred transaction and integration-related costs of $1 million and $31 million in the third quarter and first nine months of 2015, respectively, of which $1 million and $26 million, respectively, were recorded at Corporate.

During the third quarter of 2015, based on the finalization of our valuation and internal reviews, we completed the purchase price allocation for Websense, which resulted in an adjustment to goodwill of $1 million. The final purchase price allocation, net of cash acquired, for the acquisition was as follows:

(In millions)	Purchase Price Allocation
Accounts receivable (at contractually stated amounts)	$38
Other current assets	21
Property, plant and equipment	19
Goodwill	1,623
Intangible assets	501
Other non-current assets	17
Deferred revenue	(225)
Current liabilities	(51)
Long-term liabilities	(52)
Fair value of net assets acquired	$1,891

We have recorded $1.6 billion of goodwill, all of which will be allocated to the Raytheon|Websense segment, primarily related to expected synergies from combining operations and the value of the existing workforce, and none of which is expected to be deductible for tax purposes.

The following are the identifiable intangible assets acquired and the respective estimated periods over which such assets will be amortized:

(In millions, except years)	Gross Carrying Amount	Weighted Average Useful Life (in Years)
Completed technology	$439	7
Customer relationships	43	13
Trademarks and other	19	10
Fair value of intangible assets acquired	$501

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

Pro-forma financial information has not been provided for this acquisition because it is not material.

A rollforward of our goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services(1)	Missile Systems	Space and Airborne Systems	Raytheon|Websense(1)	Total
Balance at December 31, 2014	$1,797	$2,823	$4,150	$4,106	$185	$13,061
Acquisitions(2)	—	(2)	4	—	1,623	1,625
Effect of foreign exchange rates and other	(3)	(2)	—	—	—	(5)
Balance at September 27, 2015	$1,794	$2,819	$4,154	$4,106	$1,808	$14,681

(1)	In connection with the reclassification of RCP from our IIS segment, goodwill of $185 million was allocated to the Raytheon|Websense segment on a relative fair value basis.

(2)	In addition to the acquisition of Websense, we acquired Sensintel, Inc. and finalized the purchase price allocation for Raytheon Blackbird Technologies in the first nine months of 2015.

Note 7: Raytheon|Websense Joint Venture
As discussed above in "Note 6: Acquisitions", in May 2015, we acquired Websense and combined it with RCP, formerly part of our IIS segment, to create Raytheon|Websense. We then sold 19.7% of the equity interest in Raytheon|Websense to Vista Equity Partners for $343 million.

The joint venture agreement between Raytheon and Vista Equity Partners provides Vista Equity Partners with certain rights to require Raytheon|Websense to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Raytheon|Websense for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option any time after two years following the closing date. In the event of a put option, Vista Equity Partners could require Raytheon to purchase all (but not less than all) of Vista Equity Partners’ interest in Raytheon|Websense for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, at any time after three years following the closing date, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Raytheon|Websense at a price equal to fair value as determined under the joint venture agreement.

Vista Equity Partners' interest in Raytheon|Websense is presented as redeemable noncontrolling interest, outside of stockholders' equity, on the consolidated balance sheet. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date or the initial value adjusted for Vista Equity Partners' share of the cumulative impact of net income (loss) and other changes in accumulated other comprehensive income. Adjustments to the redemption value over the period from the date of acquisition to the date the redemption feature becomes puttable are immediately recorded to retained earnings. We reflect the redemption value adjustments in the EPS calculation if redemption value is in excess of the fair value of noncontrolling interest.

A rollforward of redeemable noncontrolling interest is as follows:

	Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014
Beginning balance	$—	$—
Sale of noncontrolling interest in Raytheon|Websense	343	—
Net income (loss)	(11)	—
Other comprehensive income (loss), net of tax(1)	—	—
Adjustment of noncontrolling interest to redemption value	11	—
Ending balance	$343	$—

(1)	Other comprehensive income (loss), net of tax, was a loss of less than $1 million for the nine months ended September 27, 2015.

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

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency contracts were $11 million and $30 million, respectively at September 27, 2015 and $7 million and $24 million, respectively at December 31, 2014. The fair values of these derivatives are Level 2 in the fair value hierarchy at September 27, 2015 and December 31, 2014 because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,075 million and $926 million at September 27, 2015 and December 31, 2014, respectively. The net notional exposure of these contracts was approximately $10 million and $57 million at September 27, 2015 and December 31, 2014, respectively.

Our foreign currency forward contracts contain off-set or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At both September 27, 2015 and December 31, 2014, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at September 27, 2015 or December 31, 2014.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at September 27, 2015 and December 31, 2014, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date and current rates. At September 27, 2015 and December 31, 2014, we had short-term investments of $608 million and $1,497 million, respectively, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. As of September 27, 2015, our short-term investments had an average maturity of approximately two months. The amortized cost of these securities closely approximated their fair value at September 27, 2015 and December 31, 2014. There were no securities deemed to have other than temporary declines in value for the third quarter of 2015. In the third quarter and first nine months of 2015, we recorded an unrealized loss on short-term investments of less than $1 million, net of tax, in accumulated other comprehensive loss (AOCL), and an unrealized gain on short-term investments of less than $1 million, net of tax, in AOCL, respectively. In the third quarter and first nine months of 2014, we recorded unrealized losses on short-term investments of less than $1 million, net of tax, in AOCL. We did not have any sales of short-term investments in the third quarter of 2015 or the third quarter of 2014. In the first nine months of 2015 and 2014, we recorded sales of short-term investments of $209 million and $882 million, respectively, which resulted in gains of less than $1 million recorded in other (income) expense, net. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

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

(In millions)	Sep 27, 2015	Dec 31, 2014
Carrying value of long-term debt	$5,334	$5,330
Fair value of long-term debt	5,845	5,936

In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first nine months of 2015.

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

(In millions, except percentages)	Sep 27, 2015	Dec 31, 2014
Total remediation costs—undiscounted	$223	$202
Weighted average discount rate	5.3%	5.5%
Total remediation costs—discounted	$150	$131
Recoverable portion	94	80

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

(In millions)	Sep 27, 2015	Dec 31, 2014
Guarantees	$217	$266
Letters of credit	2,136	1,938
Surety bonds	264	298

Included in guarantees and letters of credit described above were $207 million and $193 million, respectively, at September 27, 2015, and $196 million and $244 million, respectively, at December 31, 2014, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to meet their obligations described above. At September 27, 2015, we believe the risk that TRS and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 27, 2015. At September 27, 2015 and December 31, 2014, we had an estimated liability of $10 million and $9 million, respectively, related to these guarantees and letters of credit.

The TRS joint venture agreement was amended on June 10, 2014 to allow for termination of the joint venture by either party every three years based on the scheduled date for the designation of a successor Chief Executive Officer for the joint venture, which would next occur in 2016. Termination terms and related payments are subject to negotiation between Thales S.A. and Raytheon, but generally would include a net payment due for undistributed earnings of the joint venture companies since inception and a net payment based on the relative fair value of those companies excluding Air Command Systems International S.A.S. As a result, any final future termination amounts cannot be determined precisely at this time and could be different from those amounts recorded to date. However, if the joint venture were terminated as of September 27, 2015, we believe the termination payment we would be required to make based on a standard valuation approach would not be material. If a termination liability exceeds $50 million, the agreement allows the paying side to elect to make payments, inclusive of interest, in equal installments over five years to settle the liability.

We have an approximately $400 million international classified contract that did not achieve certain contractual milestones in the quarter. We are working with the customer to complete the milestones quickly and we currently do not expect to be terminated on the program. However, if we were terminated for default, it could result in a write-off currently estimated at $150–$200 million.

As discussed in "Note 7: Raytheon|Websense Joint Venture", the joint venture agreement between Raytheon Company and Vista Equity Partners provides for certain contingencies that may require Raytheon to purchase Vista Equity Partners' interest in Raytheon|Websense.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 27, 2015, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

As a U.S. Government contractor, we are subject to many levels of audit and investigation by the U.S. Government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. Government with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. Other than as specifically disclosed herein, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2004 and 2005 incurred costs at our Space and Airborne Systems (SAS) segment. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and in February and May 2013, we filed complaints in the U.S. COFC challenging the 2004 and 2005 COFDs, respectively. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.

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

Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to product warranty accruals was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Beginning balance	$30	$30	$32	$30
Provisions for warranties	(1)	(2)	—	1
Warranty services provided	(2)	(2)	(5)	(5)
Ending balance	$27	$26	$27	$26

We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 10: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014
Beginning balance	307.3	314.5
Stock plans activity	1.6	1.4
Share repurchases	(7.9)	(7.6)
Ending balance	301.0	308.3

In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At September 27, 2015, we had approximately $0.8 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units (RSUs), stock options and Long-Term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Nine Months Ended
(In millions)	Sep 27, 2015		Sep 28, 2014
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$750	7.0	$650	6.8
Shares repurchased to satisfy tax withholding obligations	98	0.9	84	0.8
Total share repurchases	$848	7.9	$734	7.6

In March 2015, our Board of Directors authorized an 11% increase to our annual dividend payout rate from $2.42 to $2.68 per share. Our Board of Directors also declared dividends of $2.01 per share during the first nine months of 2015, compared to dividends of $1.815 per share during the first nine months of 2014. Dividends are subject to quarterly approval by our Board of Directors.

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

We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included all of our outstanding unvested restricted stock awards, and unvested RSUs and LTPP awards that meet the retirement eligible criteria, in our calculation of basic and diluted EPS. We disclose EPS for common stock and unvested stock-based payment awards, and separately disclose distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested stock-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested stock-based payment awards earn dividends equally. We reflect the redemption value adjustments for redeemable noncontrolling interests in the EPS calculation if redemption value is in excess of the fair value of noncontrolling interest.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.69	$0.60	$2.03	$1.80
Undistributed earnings	0.78	1.06	2.88	3.32
Total	$1.47	$1.66	$4.91	$5.12
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.68	$0.60	$2.03	$1.79
Undistributed earnings	0.79	1.05	2.88	3.32
Total	$1.47	$1.65	$4.91	$5.11
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was a loss of less than $0.01 for the third quarters of 2015 and 2014, and earnings of less than $0.01 and earnings of $0.19 for the first nine months of 2015 and 2014, respectively.

Income attributable to participating securities was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Income from continuing operations attributable to participating securities	$6	$8	$24	$28
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	—	—	—	1
Net income attributable to participating securities	$6	$8	$24	$29

(1)
Income (loss) from discontinued operations, net of tax attributable to participating securities was a loss of less than $1 million for the third quarters of 2015 and 2014, and earnings of less than $1 million for the first nine months of 2015.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Shares for basic EPS(1)	303.9	310.9	305.8	312.9
Dilutive effect of stock options and LTPP	0.4	0.5	0.4	0.7
Shares for diluted EPS	304.3	311.4	306.2	313.6

(1)
Including 4.3 million and 5.3 million participating securities for the three months ended September 27, 2015 and September 28, 2014, respectively, and 4.9 million and 5.5 million for the nine months ended September 27, 2015 and September 28, 2014, respectively.

There were no stock options outstanding at September 27, 2015 nor included in the calculation of diluted EPS in the third quarter or first nine months of 2015, compared to less than 1 million outstanding and included in the calculation of diluted EPS in the third quarter and first nine months of 2014. There were no stock options with exercise prices greater than the average market price (anti-dilutive) that were excluded from our calculation of diluted EPS for the third quarter or first nine months of 2014.

Stock-based Compensation Plans
Restricted stock activity for the first nine months of 2015 was as follows:

(In millions)	Number of Shares
Outstanding unvested at December 31, 2014	4.5
Granted	1.2
Vested	(1.5)
Forfeited	(0.3)
Outstanding unvested at September 27, 2015	3.9
During the first nine months of 2015 and 2014, we awarded 0.2 million and 0.3 million RSUs, respectively, to retirement-eligible employees. These awards vest over a specified period of time as determined by the Management Development and Compensation Committee of our Board of Directors and are compensatory in nature. The RSUs continue to vest, but do not accelerate, on the scheduled vesting dates into retirement, subject to the employee's compliance with certain post-employment covenants. Due to the continued vesting provisions of the RSUs into retirement, the Company recognized all of the stock-based compensation expense associated with the RSUs in the first nine months of 2015 and 2014, approximately $22 million and $25 million, respectively, pretax.
During the first nine months of 2015 and 2014, we issued 0.8 million and 0.7 million shares, respectively, of our common stock in connection with the vesting of our 2012–2014 and 2011–2013 LTPP awards, respectively. During the same periods, we also granted our 2015–2017 and 2014–2016 LTPP awards with an aggregate target award of 0.2 million and 0.3 million shares, respectively, for each period.
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
In the third quarter of 2015, Raytheon|Websense established long-term incentive plans that provide for awards of unit appreciation rights and profits interests in the joint venture to Raytheon|Websense management and key employees. Awards are approved by the Board of Raytheon|Websense. These awards vest over a specified period of time and are subject to certain performance conditions of the joint venture. In the third quarter of 2015, Raytheon|Websense issued 12 thousand unit appreciation rights and 53 thousand profits interests with a grant date fair value of $418.86 per unit or interest. The fair value of the awards is determined using the Black-Scholes valuation model and compensation expense is recognized over the requisite service period when achievement of the performance conditions is considered probable. No compensation expense has been recognized for these plans to date.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes foreign exchange translation adjustments, gains and losses on derivative instruments qualified as cash flow hedges, unrealized gains (losses) on investments, and gains and losses associated with pension and other postretirement benefits (PRB). The computation of other comprehensive income (loss) and its components are presented in the consolidated statements of comprehensive income.

Other comprehensive income (loss) consisted of the following activity during the first nine months of 2015 and 2014:

	Foreign exchange translation	Cash flow hedges and interest rate locks	Unrealized gains (losses) on investments and other, net	Pension and PRB plans, net	Total

(In millions)
Balance at December 31, 2014	$(3)	$(14)	$(9)	$(7,432)	$(7,458)
Before tax amount	(30)	(4)	(6)	724	684
Tax (expense) or benefit	—	1	2	(253)	(250)
Net of tax amount	(30)	(3)	(4)	471	434
Balance at September 27, 2015	$(33)	$(17)	$(13)	$(6,961)	$(7,024)

Balance at December 31, 2013	$47	$(8)	$(9)	$(5,143)	$(5,113)
Before tax amount	(6)	(2)	3	342	337
Tax (expense) or benefit	—	1	—	(120)	(119)
Net of tax amount	(6)	(1)	3	222	218
Balance at September 28, 2014	$41	$(9)	$(6)	$(4,921)	$(4,895)
Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and PRB plans, and were $847 million and $670 million before tax in the first nine months of 2015 and 2014, respectively. This component of AOCL is included in the calculation of net periodic benefit expense (income) (see "Note 11: Pension and Other Employee Benefits" for additional details).

The defined benefit pension and PRB plans is shown net of tax benefits of $3,752 million and $4,005 million at September 27, 2015 and December 31, 2014, respectively. The cash flow hedges and interest rate locks are shown net of tax benefits of $9 million and $8 million at September 27, 2015 and December 31, 2014, respectively. The unrealized gains (losses) on investments and other are shown net of tax benefits of $4 million and $2 million at September 27, 2015 and December 31, 2014, respectively. We expect approximately $5 million of after-tax net unrealized losses on our cash flow hedges at September 27, 2015 to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

Note 11: Pension and Other Employee Benefits
We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). Our primary pension obligations relate to our domestic IRS qualified pension plans. We also provide certain health care and life insurance benefits to retired employees and to eligible employees upon retirement through PRB plans.

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Sep 27, 2015	Dec 31, 2014
Marketable securities held in trust	$508	$519

Included in marketable securities held in trust in the table above was $324 million and $328 million at September 27, 2015 and December 31, 2014, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $322 million and $327 million at September 27, 2015 and December 31, 2014, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Service cost	$142	$103	$403	$336
Interest cost	263	284	786	846
Expected return on plan assets	(382)	(384)	(1,151)	(1,186)
Amounts reflected in net funded status	23	3	38	(4)
Amortization of prior service cost included in net periodic pension expense	2	2	5	5
Amortization of net actuarial loss included in net income	281	224	846	669
Amounts reclassified during the year	283	226	851	674
Net periodic pension expense (income)	$306	$229	$889	$670

Net periodic pension expense (income) includes income of $1 million and $2 million from foreign Pension Benefits plans in the third quarters of 2015 and 2014, respectively, and income of $4 million and $7 million in the first nine months of 2015 and 2014, respectively.

The components of net periodic PRB expense (income) were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Service cost	$1	$2	$5	$5
Interest cost	8	8	23	26
Expected return on plan assets	(7)	(8)	(21)	(25)
Amounts reflected in net funded status	2	2	7	6
Amortization of prior service cost included in net periodic PRB expense	—	—	(1)	(1)
Amortization of net actuarial loss included in net income	—	—	1	1
Amounts reclassified during the year	—	—	—	—
Net periodic PRB expense (income)	$2	$2	$7	$6

Long-term pension and PRB plan liabilities were as follows:

(In millions)	Sep 27, 2015	Dec 31, 2014
Long-term pension liabilities	$6,229	$6,359
Long-term PRB plan liabilities	335	352
Total long-term pension and PRB plan liabilities	$6,564	$6,711

We made the following contributions to our pension and PRB plans:

	Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014
Required pension contributions	$298	$616
PRB contributions	15	14

We did not make any discretionary contributions to our pension plans during the first nine months of 2015 and 2014; however, we periodically evaluate whether to make discretionary contributions.

On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation with final census and investment valuation data for the end of the prior year. As a result of this update, in the third quarter of 2015, we recorded an increase to the unfunded projected benefit obligation for our pension and a decrease to the unfunded projected benefit obligation for our PRB plans of $135 million and $8 million, respectively, with a corresponding net after-tax increase of $83 million to AOCL.

Note 12: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We have participated in the IRS Compliance Assurance Process (CAP) program since 2011. In June 2015, we received notification from the IRS that they completed their review of the 2013 tax year with no changes. All IRS examinations of our tax years prior to 2013 are closed. We continue to participate in the CAP program for the 2014 and 2015 tax years. We are also under audit by multiple state and foreign tax authorities.

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

The balance of our unrecognized tax benefits, exclusive of interest, was $16 million and $104 million at September 27, 2015 and December 31, 2014, respectively, and $109 million and $118 million at September 28, 2014 and December 31, 2013, respectively, the majority of which would affect our earnings if recognized. The decrease in the balance of our unrecognized tax benefits of $88 million in the first nine months of 2015 was primarily due to the resolution of federal income tax matters related to the completion of the 2013 IRS audit review in the second quarter of 2015. The decrease of $88 million is included in income from continuing operations.

Note 13: Business Segment Reporting
Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems; Intelligence, Information and Services; Missile Systems; Space and Airborne Systems; and Raytheon|Websense. Segment total net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Eliminations includes intersegment sales and profit eliminations. Corporate operating income includes expenses that represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

As previously announced, in May 2015, we acquired Websense from Vista Equity Partners and combined it with RCP, formerly part of our IIS segment, to create Raytheon|Websense, a new cybersecurity joint venture company (with Vista Equity Partners). In connection with these transactions, we reorganized our operating and reporting structure with Raytheon|Websense as our fifth reporting segment. The amounts, discussion and presentation of our business segments, including Corporate and eliminations for intersegment activity, set forth in this Form 10-Q, reflect our new structure. The Raytheon|Websense results reflect RCP results for all periods and Websense results after the acquisition date of May 29, 2015.

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Integrated Defense Systems	$1,533	$1,428	$4,664	$4,458
Intelligence, Information and Services	1,438	1,450	4,306	4,372
Missile Systems	1,645	1,477	4,677	4,590
Space and Airborne Systems	1,446	1,509	4,220	4,412
Raytheon|Websense(1)	114	30	195	81
Eliminations	(366)	(420)	(1,106)	(1,230)
Total business segment sales	5,810	5,474	16,956	16,683
Raytheon|Websense Acquisition Accounting Adjustments(2)	(27)	—	(37)	—
Total	$5,783	$5,474	$16,919	$16,683
(1) Excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value related to Raytheon|Websense, including historical RCP acquisitions. These amounts are included in Raytheon|Websense Acquisition Accounting Adjustments.
(2) Adjustments were less than $(1) million for the third quarter and first nine months of 2014.

	Three Months Ended		Nine Months Ended
Intersegment Sales (in millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Integrated Defense Systems	$16	$27	$55	$84
Intelligence, Information and Services	195	216	573	621
Missile Systems	37	35	103	103
Space and Airborne Systems	115	140	365	414
Raytheon|Websense	3	2	10	8
Total	$366	$420	$1,106	$1,230

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Integrated Defense Systems	$212	$230	$622	$675
Intelligence, Information and Services	108	118	500	364
Missile Systems	219	190	609	588
Space and Airborne Systems	204	237	563	629
Raytheon|Websense(1)	20	5	19	12
Eliminations	(49)	(43)	(125)	(125)
Total business segment operating income	714	737	2,188	2,143
Raytheon|Websense Acquisition Accounting Adjustments	(51)	(1)	(71)	(4)
FAS/CAS Adjustment	43	42	141	216
Corporate	(9)	(15)	(73)	(45)
Total	$697	$763	$2,185	$2,310

(1)
Excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value of $(27) million and less than $(1) million for the third quarters of 2015 and 2014, respectively, and $(37) million and less than $(1) million for the first nine months of 2015 and 2014, respectively, and amortization of acquired intangible assets of $(24) million and $(1) million for the third quarters of 2015 and 2014, respectively, and $(34) million and $(4) million for the first nine months of 2015 and 2014, respectively, related to Raytheon|Websense, including historical RCP acquisitions. These amounts are included in Raytheon|Websense Acquisition Accounting Adjustments.

	Three Months Ended		Nine Months Ended
Intersegment Operating Income (in millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Integrated Defense Systems	$1	$2	$4	$6
Intelligence, Information and Services	33	23	69	62
Missile Systems	3	4	10	11
Space and Airborne Systems	12	13	36	40
Raytheon|Websense	—	1	6	6
Total	$49	$43	$125	$125

The FAS/CAS Adjustment, which is reported as a separate line in our segment results above, represents the difference between our pension and PRB expense or income under Financial Accounting Standards (FAS) in accordance with GAAP and our pension and PRB expense under U.S. Government cost accounting standards (CAS). The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended		Nine Months Ended
FAS/CAS Adjustment Income (Expense) (In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
FAS/CAS Pension Adjustment	$41	$39	$137	$211
FAS/CAS PRB Adjustment	2	3	4	5
FAS/CAS Adjustment	$43	$42	$141	$216

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Sep 27, 2015	Dec 31, 2014
Integrated Defense Systems	$4,397	$4,128
Intelligence, Information and Services	4,182	4,032
Missile Systems	6,520	6,223
Space and Airborne Systems	6,381	6,414
Raytheon|Websense(1)	2,465	211
Corporate	5,304	6,892
Total	$29,249	$27,900

(1)
Includes intangible assets of $477 million and $10 million at September 27, 2015 and December 31, 2014, respectively. Related amortization expense is included in Raytheon|Websense Acquisition Accounting Adjustments.

With respect to the unaudited consolidated financial information of Raytheon Company for the nine months ended September 27, 2015 and September 28, 2014, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated October 22, 2015, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of September 27, 2015, and the related consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended September 27, 2015 and September 28, 2014 and the consolidated statements of equity and of cash flows for the nine-month periods ended September 27, 2015 and September 28, 2014. This interim financial information is the responsibility of the Company’s management.
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
October 22, 2015

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

As previously announced, in May 2015, we acquired Websense, Inc. (Websense) from Vista Equity Partners and combined it with Raytheon Cyber Products (RCP), formerly part of our Intelligence, Information and Services (IIS) segment, to create Raytheon|Websense, a new cybersecurity joint venture company (with Vista Equity Partners). In connection with these transactions, we reorganized our operating and reporting structure with Raytheon|Websense as our fifth reporting segment. We now operate in five segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Raytheon|Websense. For a more detailed description of our IDS, IIS, MS and SAS segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Raytheon|Websense—Headquartered in Austin, TX, Raytheon|Websense is a global provider of unified web, email, mobile and data security solutions designed to protect an organization's data and users from external and internal threats, including modern cyber-threats, advanced malware attacks, information leaks, legal liability and productivity loss. Our customers deploy our subscription software solutions on standard servers or other information technology hardware, including our optimized appliances, as a software-as-a-service (otherwise referred to as a cloud-based or Cloud service) offering, or in a hybrid hardware/Cloud configuration. Our products and services are sold worldwide to provide content security to enterprise customers, small and medium sized businesses, public sector entities and internet service providers through a network of distributors, value-added resellers and original equipment manufacturers.

The amounts, discussion and presentation of our business segments, including Corporate and eliminations for intersegment activity, set forth in this Form 10-Q, reflect our new structure. The Raytheon|Websense results reflect RCP results for all periods and Websense results after the acquisition date of May 29, 2015. None of the changes impact our previously reported consolidated balance sheets, statements of operations or statements of cash flows.

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

Total Net Sales
The composition of external net sales by products and services for IDS, IIS, MS and SAS for the third quarter of 2015 was relatively consistent with the year ended December 31, 2014, which is shown in the table below. The composition of external net sales by products and services for Raytheon|Websense for the first nine months of 2015 is also shown in the table below.

External Net Sales by Products and Services (% of segment total external net sales)
	IDS	IIS	MS	SAS	Raytheon|Websense
Products	90%	50%	95%	90%	95%
Services	10%	50%	5%	10%	5%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Net sales
Products	$4,831	$4,561	83.5%	83.3%
Services	952	913	16.5%	16.7%
Total net sales	$5,783	$5,474	100.0%	100.0%

Total Net Sales - Third Quarter of 2015 vs. Third Quarter of 2014—The increase in total net sales of $309 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to higher external net sales of $166 million at MS and $116 million at IDS. The higher external net sales at MS were primarily due to higher net sales on certain air and missile defense systems programs primarily due to a contract awarded in the third quarter of 2015 and higher net sales on the tube-launched, optically-tracked, wireless-guided (TOW®) missile program principally driven by planned increases in production, with the remaining increase spread across numerous programs with no individual or common significant driver. The higher external net sales at IDS were driven principally by higher net sales on an international Patriot program awarded in the fourth quarter of 2014 and higher net sales on an international Patriot program awarded in the second quarter of 2015, partially offset by lower net sales from the scheduled completion of certain production phases on various Patriot programs for international customers. Included in the increase in total net sales in the third quarter of 2015 compared to the third quarter of 2014 was higher net sales of $100 million related to the acquisitions of Websense, including the impact of the deferred revenue adjustment recorded at Corporate, and Raytheon Blackbird Technologies (RBT).

Products and Services Net Sales - Third Quarter of 2015 vs. Third Quarter of 2014—The increase in products net sales of $270 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to higher external products net sales of $176 million at MS, driven principally by the programs described above, and higher external products net sales of $84 million at Raytheon|Websense, driven principally by the acquisition of Websense. Services net sales in the third quarter of 2015 were relatively consistent with the third quarter of 2014.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Net sales
Products	$14,112	$13,872	83.4%	83.2%
Services	2,807	2,811	16.6%	16.8%
Total net sales	$16,919	$16,683	100.0%	100.0%

Total Net Sales - First Nine Months of 2015 vs. First Nine Months of 2014—The increase in total net sales of $236 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher external net sales of $235 million at IDS. The increase in external net sales at IDS was primarily due to higher net sales from the international Patriot program awarded in the second quarter of 2015, driven by program activity and the recognition of previously deferred precontract costs, higher net sales from the international Patriot program awarded in the fourth quarter of 2014 and higher net sales from an international air and missile defense system program awarded in the fourth quarter of 2013 due to scheduled production phases. The higher net sales at IDS were partially offset by lower net sales from the scheduled completion of certain production phases on various Patriot programs for international customers and from the scheduled completion of certain production phases on our missile defense radar programs. Included in the increase in total net sales in the first nine months of 2015 compared to the first nine months of 2014 was higher net sales of $188 million related to the acquisitions of Websense, including the impact of the deferred revenue adjustment recorded at Corporate, and RBT.

Products and Services Net Sales - First Nine Months of 2015 vs. First Nine Months of 2014—The increase in products net sales of $240 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher external products net sales of $137 million at IDS, $114 million at Raytheon|Websense and $110 million at MS. The increase in external products net sales at IDS was primarily due to the programs discussed above. The increase in external products net sales at Raytheon|Websense was principally driven by the acquisition of Websense. The increase in external products net sales at MS was primarily due to higher net sales on the TOW® missile program primarily due to planned increases in production, offset by lower net sales on the Standard Missile-3 (SM-3®) program primarily due to the planned transition from development to production, with the remaining change spread across numerous programs with no individual or common significant driver. Services net sales in the first nine months of 2015 were relatively consistent with first nine months of 2014.

Sales to Major Customers - Third Quarter of 2015 vs. Third Quarter of 2014 and First Nine Months of 2015 vs. First Nine Months of 2014—The following is a breakdown of net sales to major customers:

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Sales to the U.S. Government(1)	$3,866	$3,804	67%	69%
Sales to the U.S. Department of Defense(1)	3,653	3,571	63%	65%
Total international sales(2)	1,825	1,622	32%	30%
Foreign direct commercial sales(1)	1,074	947	19%	17%
Foreign military sales through the U.S. Government	751	675	13%	12%

(1)	Excludes foreign military sales through the U.S. Government.

(2)
Includes foreign military sales through the U.S. Government. Due to rounding, the total international sales percentage may not equal the sum of the percentages for foreign direct commercial sales and foreign military sales through the U.S. Government.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Sales to the U.S. Government(1)	$11,609	$11,777	69%	71%
Sales to the U.S. Department of Defense(1)	10,914	11,046	65%	66%
Total international sales(2)	5,079	4,754	30%	28%
Foreign direct commercial sales(1)	3,027	2,646	18%	16%
Foreign military sales through the U.S. Government	2,052	2,108	12%	13%

(1)	Excludes foreign military sales through the U.S. Government.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Cost of sales
Products	$3,635	$3,418	62.9%	62.4%
Services	773	753	13.4%	13.8%
Total cost of sales	$4,408	$4,171	76.2%	76.2%

Total Cost of Sales - Third Quarter of 2015 vs. Third Quarter of 2014—The increase in total cost of sales of $237 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to higher external cost of sales of $118 million at IDS and $95 million at MS, both driven principally by the programs discussed above in Total Net Sales.

Products and Services Cost of Sales - Third Quarter of 2015 vs. Third Quarter of 2014—The increase in products cost of sales of $217 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to higher external products cost of sales of $103 million at MS and $76 million at IDS, both principally driven by the programs discussed above in Total Net Sales. Services cost of sales in the third quarter of 2015 were relatively consistent with the third quarter of 2014.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Cost of sales
Products	$10,458	$10,335	61.8%	61.9%
Services	2,308	2,298	13.6%	13.8%
Total cost of sales	$12,766	$12,633	75.5%	75.7%

Total Cost of Sales - First Nine Months of 2015 vs. First Nine Months of 2014—The increase in total cost of sales of $133 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher external costs of sales of $276 million at IDS, partially offset by lower external cost of sales of $203 million at IIS. The increase in external cost of sales at IDS was driven principally by the activity on the programs described above in Total Net Sales. The decrease in external cost of sales at IIS was driven principally by a $181 million impact from the eBorders settlement. In March 2015, Raytheon Systems Limited (RSL) reached a settlement with the UK Home Office concluding the parties' dispute regarding the UK Home Office's July 2010 termination of RSL's eBorders contract within our IIS segment. The settlement included a cash payment from the UK Home Office to RSL of £150 million (approximately $226 million based on foreign exchange rates as of the settlement date) for the resolution of all claims and counterclaims of both parties related to the matter. After certain expenses and derecognition of the outstanding receivables, IIS recorded $181 million in operating income through a reduction in cost of sales in the first quarter of 2015.

Products and Services Cost of Sales - First Nine Months of 2015 vs. First Nine Months of 2014—The increase in products cost of sales of $123 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher external products cost of sales of $205 million at IDS, $62 million of higher expense related to the FAS/CAS Adjustment as described below in Segment Results beginning on page 32, and higher external products cost of sales of $36 million at MS, partially offset by lower external products cost of sales of $230 million at IIS. The increases in external products cost of sales at IDS and MS were primarily due to the programs described above in Total Net Sales. The decrease in external products cost of sales at IIS was principally driven by a $181 million impact from the eBorders settlement described above. Services cost of sales in the first nine months of 2015 were relatively consistent with the first nine months of 2014.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Administrative and selling expenses	$495	$419	8.6%	7.7%
Research and development expenses	183	121	3.2%	2.2%
Total general and administrative expenses	$678	$540	11.8%	9.9%

The increase in administrative and selling expenses of $76 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily driven by a $43 million increase at Raytheon|Websense principally driven by the acquisition of Websense.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $8 million and $(4) million in the third quarters of 2015 and 2014, respectively.

The increase in research and development expenses of $62 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to higher independent research and development activity, principally at MS related to advanced capabilities, and increased research and development expenses of $15 million at Raytheon|Websense driven by our acquisition of Websense and the development of new commercial products.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Administrative and selling expenses	$1,457	$1,384	8.6%	8.3%
Research and development expenses	511	356	3.0%	2.1%
Total general and administrative expenses	$1,968	$1,740	11.6%	10.4%

The increase in administrative and selling expenses of $73 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily driven by a $60 million increase at Raytheon|Websense principally driven by the acquisition of Websense. Included in administrative and selling expenses in the first nine months of 2015 and 2014 was $22 million and $25 million, respectively, of stock-based compensation expense associated with the issuance of restricted stock units (RSUs) as described below in Segment Results beginning on page 32. Also included in administrative and selling expenses in the first nine months of 2015 was $26 million of Websense transaction and integration-related costs recorded at Corporate as described below in Segment Results beginning on page 32.

Net state income taxes allocated to our contracts were $37 million and $23 million in the first nine months of 2015 and 2014, respectively.

The increase in research and development expenses of $155 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher independent research and development activity, principally at MS and SAS related to advanced capabilities, and increased research and development expenses of $30 million at Raytheon|Websense driven by our acquisition of Websense and the development of new commercial products.

Total Operating Expenses

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Total operating expenses	$5,086	$4,711	$14,734	$14,373
% of Total Net Sales	87.9%	86.1%	87.1%	86.2%

The increase in total operating expenses of $375 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to the increase in cost of sales of $237 million, the primary drivers of which are described above in Total Cost of Sales.

The increase in total operating expenses of $361 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the increase in research and development expenses of $155 million, the primary drivers of which are described above in General and Administrative Expenses, and the increase in cost of sales of $133 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Operating income	$697	$763	$2,185	$2,310
% of Total Net Sales	12.1%	13.9%	12.9%	13.8%

The decrease in operating income of $66 million in the third quarter of 2015 compared to the third quarter of 2014 was due to the increase in total operating expenses of $375 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the increase in total net sales of $309 million, the primary drivers of which are described above in Total Net Sales.

The decrease in operating income of $125 million in the first nine months of 2015 compared to the first nine months of 2014 was due to the increase in total operating expenses of $361 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the increase in total net sales of $236 million, the primary drivers of which are described above in Total Net Sales.

Total Non-Operating (Income) Expense, Net

	Three Months Ended		Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Non-operating (income) expense, net
Interest expense	$58	$53	$175	$158
Interest income	(3)	(3)	(9)	(8)
Other (income) expense, net	9	1	6	(5)
Total non-operating (income) expense, net	$64	$51	$172	$145

The increase in total non-operating (income) expense, net of $13 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a $9 million change in the fair value of marketable securities held in trust associated with certain of our non-qualified deferred compensation plans, due to net losses of $9 million in the third quarter of 2015 compared to a net loss of less than $1 million in the third quarter of 2014.

The increase in total non-operating (income) expense, net of $27 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to $17 million of higher interest expense in the first nine months of 2015, principally driven by the issuance of $600 million of fixed-rate long-term debt in the fourth quarter of 2014.

Federal and Foreign Income Taxes

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Federal and foreign income taxes	$189	$193	$513	$552
Effective tax rate	29.9%	27.1%	25.5%	25.5%

Our effective tax rate in the third quarter of 2015 was 29.9% compared to 27.1% in the third quarter of 2014. The increase of 2.8% was primarily due to a 2.2% lower rate in the prior period from the revisions of estimates related to the filing of the 2013 tax return in 2014. The remaining increase of 0.6% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the third quarter of 2015 was 5.1% lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 4.2%, and the foreign rate differential, which decreased the rate by 1.4%. The remaining increase of 0.5% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the third quarter of 2014 was 7.9% lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 4.4%, and the revisions of estimates related to the filing of the 2013 tax return, specifically the domestic manufacturing deduction and U.S. Research & Development (R&D) tax credit, which decreased the rate by 2.5%. The remaining decrease of 1.0% is composed of various items which individually or collectively are not significant.

Our effective tax rate was 25.5% in both the first nine months of 2015 and the first nine months of 2014. Included in the change in the effective tax rate for first nine months of 2015 compared to the first nine months of 2014 was an increase in tax settlements in 2015, which decreased the rate by 3.7%, and a lower rate in the prior period due to a one-time tax benefit on a foreign dividend in 2014, which increased the current year rate by 3.7%.

Our effective tax rate in the first nine months of 2015 was 9.5% lower than the statutory federal rate primarily due to tax settlements, which decreased the rate by 4.5%, the domestic manufacturing deduction, which decreased the rate by 3.9%, and the foreign rate differential, which decreased the rate by 1.3%. The remaining increase of 0.2% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first nine months of 2014 was 9.5% lower than the statutory federal rate primarily due to the tax benefit on a foreign dividend, which decreased the rate by approximately 3.7%, the domestic manufacturing deduction, which decreased the rate by 3.5%, tax settlements, which decreased the rate by 0.7%, and revisions of estimates related to the filing of the 2013 tax return, specifically the domestic manufacturing deduction and U.S. R&D tax credit, which decreased the rate by 0.8%. The remaining decrease of 0.8% is composed of various items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended		Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Income from continuing operations	$444	$519	$1,500	$1,613

The decrease in income from continuing operations of $75 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a decrease of $66 million in operating income, the primary drivers of which are described above in Operating Income.

The decrease in income from continuing operations of $113 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a decrease of $125 million in operating income, the primary drivers of which are described above in Operating Income.

Income (Loss) from Discontinued Operations

	Three Months Ended		Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Income (loss) from discontinued operations	$(1)	$—	$—	$59

Income (loss) from discontinued operations in the third quarter of 2015 was relatively consistent with third quarter of 2014.
The decrease in income from discontinued operations of $59 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a gain of $52 million in the first nine months of 2014 related to the resolution of a dispute and related litigation with the U.S. Government regarding pension segment closing adjustments under CAS 413 for previously divested operations.

Net Income

	Three Months Ended		Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Net income	$443	$519	$1,500	$1,672

The decrease in net income of $76 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to the $75 million decrease in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

The decrease in net income of $172 million in the first nine months of 2015 compared to the first nine months of 2014 was due to the $113 million decrease in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations, and the $59 million decrease in income from discontinued operations, the primary drivers of which are described above in Income (Loss) from Discontinued Operations.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Income from continuing operations attributable to Raytheon Company	$448	$515	$1,503	$1,603
Diluted weighted-average shares outstanding	304.3	311.4	306.2	313.6
Diluted EPS from continuing operations attributable to Raytheon Company	$1.47	$1.65	$4.91	$5.11

The decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.18 in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to the decrease in income from continuing operations described above, partially offset by a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

The decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.20 in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the decrease in income from continuing operations described above, partially offset by a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Beginning balance	303.6	310.6	307.3	314.5
Stock plans activity	(0.2)	(0.2)	1.6	1.4
Share repurchases	(2.4)	(2.1)	(7.9)	(7.6)
Ending balance	301.0	308.3	301.0	308.3

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders was a loss of less than $0.01 for the third quarters of 2015 and 2014, and earnings of less than $0.01 and earnings of $0.19 for the first nine months of 2015 and 2014, respectively. The decrease of $0.19 in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the resolution of a dispute and related litigation with the U.S. Government in the second quarter of 2014 described above in Income (Loss) from Discontinued Operations.

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Net income attributable to Raytheon Company	$447	$515	$1,503	$1,662
Diluted weighted-average shares outstanding	304.3	311.4	306.2	313.6
Diluted EPS attributable to Raytheon Company	$1.47	$1.65	$4.91	$5.30

The decrease in diluted EPS attributable to Raytheon Company common stockholders of $0.18 in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to the $0.18 decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

The decrease in diluted EPS attributable to Raytheon Company common stockholders of $0.39 in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the $0.20 decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders and the $0.19 decrease in diluted EPS from discontinued operations, both of which are described above.

SEGMENT RESULTS
As previously announced, in May 2015, we completed a series of transactions with Vista Equity Partners by which we acquired Websense from Vista Equity Partners and combined it with RCP, formerly part of our IIS segment, to create Raytheon|Websense, a new cybersecurity joint venture company (with Vista Equity Partners). In connection with these transactions, we reorganized our operating and reporting structure with Raytheon|Websense as our fifth reporting segment. We report our results in the following segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Raytheon|Websense.

The amounts, discussion and presentation of our business segments, including Corporate and eliminations for intersegment activity, set forth in this Form 10-Q, reflect our new structure. The Raytheon|Websense results reflect RCP results for all periods and Websense results after the acquisition date of May 29, 2015. None of the changes impact our previously reported consolidated balance sheets, statements of operations or statements of cash flows. See "Note 13: Business Segment Reporting" for additional information.

The following provides some context for viewing our segment performance through the eyes of management.

Given the nature of our business, bookings, total net sales and operating income (and the related operating margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our segment performance, and often these measures have significant interrelated effects, as described below. In addition, we disclose and discuss backlog, which represents future sales that we expect to recognize over the remaining contract period, which is generally several years. We also disclose total operating expenses and the components of total operating expenses within our segment disclosures.

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

	Three Months Ended		Nine Months Ended
Bookings (in millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Integrated Defense Systems	$798	$1,764	$5,082	$3,601
Intelligence, Information and Services	1,391	1,185	3,598	4,212
Missile Systems	1,780	1,430	5,401	4,995
Space and Airborne Systems	1,217	1,454	3,088	4,054
Raytheon|Websense	129	45	197	81
Total	$5,315	$5,878	$17,366	$16,943

Included in bookings were international bookings of $1,359 million and $1,440 million in the third quarters of 2015 and 2014, respectively, and $6,358 million and $4,781 million in the first nine months of 2015 and 2014, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 26% and 24% of total bookings in the third quarters of 2015 and 2014, respectively, and 37% and 28% of total bookings in the first nine months of 2015 and 2014, respectively.

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

	Funded Backlog		Total Backlog
Backlog (in millions)	Sep 27, 2015	Dec 31, 2014	Sep 27, 2015	Dec 31, 2014
Integrated Defense Systems	$9,603	$8,939	$11,725	$11,495
Intelligence, Information and Services	2,408	2,854	5,442	5,825
Missile Systems	7,609	6,992	9,996	9,269
Space and Airborne Systems	4,301	4,259	5,965	6,930
Raytheon|Websense(1)	440	48	443	52
Total	$24,361	$23,092	$33,571	$33,571

(1)	Raytheon|Websense total backlog excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value.

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

Total net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Integrated Defense Systems	$1,533	$1,428	$4,664	$4,458
Intelligence, Information and Services	1,438	1,450	4,306	4,372
Missile Systems	1,645	1,477	4,677	4,590
Space and Airborne Systems	1,446	1,509	4,220	4,412
Raytheon|Websense(1)	114	30	195	81
Eliminations	(366)	(420)	(1,106)	(1,230)
Total business segment sales	5,810	5,474	16,956	16,683
Raytheon|Websense Acquisition Accounting Adjustments(2)	(27)	—	(37)	—
Total	$5,783	$5,474	$16,919	$16,683
(1) Excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value related to Raytheon|Websense, including historical RCP acquisitions. These amounts are included in Raytheon|Websense Acquisition Accounting Adjustments.
(2) Adjustments were less than $(1) million for the third quarter and first nine months of 2014.

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

Changes in net EAC adjustments typically relate to the current period impact of revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. We have a Company-wide standard and disciplined quarterly EAC process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (e.g., to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations, required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or in realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or in realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. Given that we have over 15,000 individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, as discussed above, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

	Three Months Ended		Nine Months Ended
EAC Adjustments (in millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Gross favorable	$208	$277	$539	$797
Gross unfavorable	(124)	(122)	(294)	(432)
Total net EAC adjustments	$84	$155	$245	$365

There were no individual significant EAC adjustments in the third quarter of 2015 or the third quarter of 2014. Included in net EAC adjustments in the first nine months of 2015 was a $33 million unfavorable adjustment to eliminate all remaining estimated incentive fees related to the Air Warfare Destroyer (AWD) program at IDS due to the shipbuilder extending the planned schedule and related increase in costs to complete its portion of the program and a $25 million favorable resolution of a contractual issue at MS. Included in net EAC adjustments in the first nine months of 2014 was a $38 million unfavorable adjustment from a decrease in estimated incentive fees on the AWD program at IDS due to an increase in expected costs by the shipbuilder to complete its portion of the program.

The decrease in net EAC adjustments in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 was primarily due to the decrease in net EAC adjustment at SAS. Refer to the individual segment results for further information.

Changes in contract mix and other program performance refer to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes and other drivers of program performance, including margin rate increases or decreases due to EAC adjustments in prior periods. A higher or lower expected fee rate at the initial award of a contract typically correlates to the contract's risk profile, which is often specifically driven by the type of customer and related procurement regulations, the type of contract (e.g., fixed price vs. cost plus), the maturity of the product or service and the scope of work. Changes in contract mix and other performance also include all other items which are not related to volume or EAC adjustments.

Because each segment has thousands of contracts in any reporting period, changes in operating income and margin are likely to be due to normal changes in volume, net EAC adjustments, and contract mix and other performance on many contracts with no single change, or series of related changes, materially driving a segment's change in operating income or operating margin percentage.

Operating income by segment was as follows:

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Integrated Defense Systems	$212	$230	$622	$675
Intelligence, Information and Services	108	118	500	364
Missile Systems	219	190	609	588
Space and Airborne Systems	204	237	563	629
Raytheon|Websense(1)	20	5	19	12
Eliminations	(49)	(43)	(125)	(125)
Total business segment operating income	714	737	2,188	2,143
Raytheon|Websense Acquisition Accounting Adjustments	(51)	(1)	(71)	(4)
FAS/CAS Adjustment	43	42	141	216
Corporate	(9)	(15)	(73)	(45)
Total	$697	$763	$2,185	$2,310

(1)
Excludes the unfavorable impact of the acquisition accounting adjustments to record acquired deferred revenue at fair value of $(27) million and less than $(1) million for the third quarters of 2015 and 2014, respectively, and $(37) million and less than $(1) million for the first nine months of 2015 and 2014, respectively, and amortization of acquired intangible assets of $(24) million and $(1) million for the third quarters of 2015 and 2014, respectively, and $(34) million and $(4) million for the first nine months of 2015 and 2014, respectively, related to Raytheon|Websense, including historical RCP acquisitions. These amounts are included in Raytheon|Websense Acquisition Accounting Adjustments.

Integrated Defense Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	% Change	Sep 27, 2015	Sep 28, 2014	% Change
Total net sales	$1,533	$1,428	7.4%	$4,664	$4,458	4.6%
Total operating expenses
Cost of sales—labor	507	498	1.8%	1,525	1,589	(4.0)%
Cost of sales—materials and subcontractors	593	507	17.0%	1,750	1,547	13.1%
Other cost of sales and other operating expenses	221	193	14.5%	767	647	18.5%
Total operating expenses	1,321	1,198	10.3%	4,042	3,783	6.8%
Operating income	$212	$230	(7.8)%	$622	$675	(7.9)%
Operating margin	13.8%	16.1%		13.3%	15.1%

Change in Operating Income (in millions)	Three Months Ended Sep 27, 2015 Versus Three Months Ended Sep 28, 2014			Nine Months Ended Sep 27, 2015 Versus Nine Months Ended Sep 28, 2014
Volume		$22			$45
Net change in EAC adjustments		(14)			(5)
Mix and other performance		(26)			(93)
Total change in operating income		$(18)			$(53)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	% Change	Sep 27, 2015	Sep 28, 2014	% Change
Bookings	$798	$1,764	(54.8)%	$5,082	$3,601	41.1%

Total Net Sales—The increase in total net sales of $105 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to $116 million of higher net sales on an international Patriot program awarded in the fourth quarter of 2014 and $78 million of higher net sales on an international Patriot program awarded in the second quarter of 2015, partially offset by lower net sales of $103 million from the scheduled completion of certain production phases on various Patriot programs for international customers.

The increase in total net sales of $206 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to higher net sales of $290 million from the international Patriot program awarded in the second quarter of 2015, driven by program activity and the recognition of previously deferred precontract costs, $277 million of higher net sales from the international Patriot program awarded in the fourth quarter of 2014 and $135 million of higher net sales from an international air and missile defense system program awarded in the fourth quarter of 2013 due to scheduled production phases. The higher net sales were partially offset by lower net sales of $378 million from the scheduled completion of certain production phases on various Patriot programs for international customers and $154 million from the scheduled completion of certain production phases on our missile defense radar programs.

Total Operating Expenses—The increase in total operating expenses of $123 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in materials and subcontractors costs of $86 million and an increase in other cost of sales and other operating expenses of $28 million. The increase in materials and subcontractors costs was primarily due to the activity on the international Patriot programs awarded in the fourth quarter of 2014 and the second quarter of 2015, described above in Total Net Sales. The increase in other cost of sales and other operating expenses was primarily due to the international Patriot program awarded in the fourth quarter of 2014, with the remaining change spread across numerous programs with no individual or significant common driver.

The increase in total operating expenses of $259 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to an increase in materials and subcontractors costs of $203 million and an increase in other cost of sales and other operating expenses of $120 million. The increase in materials and subcontractors costs was primarily due to the activity on the international Patriot program awarded in the fourth quarter of 2014 and the international air and missile defense system program awarded in the fourth quarter of 2013 described above in Total Net Sales. The increase in other cost of sales and other operating expenses was primarily due to a change in previously deferred precontract costs of $101 million related to the international Patriot program awarded in the second quarter of 2015.

Operating Income and Margin—The decrease in operating income of $18 million and the related decrease in operating margin in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a change in mix and other performance of $26 million, driven principally by lower volume on the various Patriot programs for international customers described above in Total Net Sales.

The decrease in operating income of $53 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a change in mix and other performance of $93 million, partially offset by an increase in volume of $45 million. The change in mix and other performance was principally driven by lower volume on the various Patriot programs for international customers, partially offset by higher volume on the international Patriot program awarded in the second quarter of 2015, both of which are described above in Total Net Sales. The increase in volume was primarily due to the activity on the programs described above in Total Net Sales. Included in the net change in EAC adjustments in the first nine months of 2015 was an EAC adjustment in the second quarter of 2015 of $33 million to eliminate all remaining estimated incentive fees related to the AWD program due to the shipbuilder extending the planned schedule and related increase in costs to complete its portion of the program. Included in operating income in the first nine months of 2014 was an EAC adjustment of $38 million from a decrease in estimated incentive fees on the AWD program driven by an increase in expected costs by the shipbuilder to complete its portion of the program. The decrease in operating margin in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $11,725 million at September 27, 2015 compared to $11,495 million at December 31, 2014. The increase in backlog of $230 million at September 27, 2015 compared to December 31, 2014 was primarily due to the international Patriot bookings in 2015 described below, partially offset by sales in excess of bookings spread across our other product lines. Bookings decreased by $966 million in the third quarter of 2015 compared to the third quarter of 2014. In the third quarter of 2015, IDS booked $158 million to continue development on the Air Defense Operation Center (ADOC) for Qatar. In the third quarter of 2014, IDS booked $301 million on the Standard Terminal Automation Replacement System (STARS) program for the Federal Aviation Administration (FAA). IDS also booked $212 million to provide radar digital processors for the Patriot system to the U.S Army and international customers, $160 million to provide Patriot Guidance Enhanced Missile-Tactical (GEM-T) missiles for South Korea, $130 million on the All Electronic Tolling System (AETS) for the Massachusetts Department of Transportation (MassDOT), $109 million to provide Patriot engineering services support for U.S. and international customers, $105 million on the Wide Area Augmentation System Dual Frequency Operations (WAAS DFO) program for the FAA and $91 million to provide Patriot technical and logistics support for Taiwan.

Bookings increased by $1,481 million in the first nine months of 2015 compared to the first nine months of 2014. In addition to the bookings noted above, in the first nine months of 2015, IDS booked $2.0 billion to provide advanced Patriot air and missile defense capability for the Kingdom of Saudi Arabia and $769 million to provide advanced Patriot air and missile defense capability for the Republic of Korea. IDS also booked $213 million to provide Patriot engineering services support for U.S. and international customers, $132 million to provide satellite communication ground terminals for an international customer, $103 million on the Wide Area Augmentation System (WAAS) program for the FAA and $77 million on the NextGen Weather Processor (NWP) program for the FAA. In addition to the bookings noted above, in the first nine months of 2014, IDS booked $587 million to provide advanced Patriot air and missile defense capability for Kuwait. IDS also booked $134 million to provide Patriot engineering services support for U.S. and international customers.

Intelligence, Information and Services
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	% Change	Sep 27, 2015	Sep 28, 2014	% Change
Total net sales	$1,438	$1,450	(0.8)%	$4,306	$4,372	(1.5)%
Total operating expenses
Cost of sales—labor	567	537	5.6%	1,744	1,653	5.5%
Cost of sales—materials and subcontractors	582	638	(8.8)%	1,711	1,857	(7.9)%
Other cost of sales and other operating expenses	181	157	15.3%	351	498	(29.5)%
Total operating expenses	1,330	1,332	(0.2)%	3,806	4,008	(5.0)%
Operating income	$108	$118	(8.5)%	$500	$364	37.4%
Operating margin	7.5%	8.1%		11.6%	8.3%

Change in Operating Income (in millions)	Three Months Ended Sep 27, 2015 Versus Three Months Ended Sep 28, 2014			Nine Months Ended Sep 27, 2015 Versus Nine Months Ended Sep 28, 2014
Volume		$(4)			$(5)
Net change in EAC adjustments		(2)			(3)
Mix and other performance		(4)			144
Total change in operating income		$(10)			$136

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	% Change	Sep 27, 2015	Sep 28, 2014	% Change
Bookings	$1,391	$1,185	17.4%	$3,598	$4,212	(14.6)%

Total Net Sales—Total net sales in the third quarter of 2015 were relatively consistent with the third quarter of 2014.

Total net sales in the first nine months of 2015 were relatively consistent with the first nine months of 2014. Included in the change in total net sales was lower net sales of $109 million on training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer-determined activity levels and lower net sales of $57 million on a classified program for an international customer. Also included in the change in total net sales was higher net sales of $89 million on cybersecurity and special missions programs excluding the classified program for an international customer, primarily driven by the fourth quarter of 2014 acquisition of RBT. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—Total operating expenses in the third quarter of 2015 were relatively consistent with the third quarter of 2014. The increase in labor costs of $30 million and the increase in other cost of sales and other operating expenses of $24 million was primarily due to the fourth quarter of 2014 acquisition of RBT and activity on various classified programs. The decrease in materials and subcontractors costs of $56 million was primarily due to various mission support and modernization programs driven principally by the reduction of material requirements in support of intersegment production programs.

The decrease in total operating expenses of $202 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a decrease in other cost of sales and other operating expenses of $147 million driven principally by the $181 million impact from the eBorders settlement as described in Consolidated Results of Operations beginning on page 25 and a decrease in materials and subcontractors costs of $146 million driven principally by the activity on the training programs supporting the U.S. Army's Warfighter FOCUS activities described above in Total Net Sales. The decreases were partially offset by an increase in labor costs of $91 million, driven principally by the activity associated with RBT described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—The decrease in operating income of $10 million and the related decrease in operating margin in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a decrease in volume of $4 million spread across numerous programs with no individual or common significant driver, a change in mix and other performance of $4 million spread across numerous programs with no individual or common significant driver, and a net change in EAC adjustments of $2 million driven principally by a $19 million net change in EAC adjustments due to higher expected costs for a classified program for an international customer, partially offset by a $12 million net change in EAC adjustments due to favorable performance on various mission support and modernization programs primarily in support of intersegment production programs. Operating income was reduced by approximately $4 million and $1 million for certain cybersecurity-related acquisition costs and investments in the third quarters of 2015 and 2014, respectively.

The increase in operating income of $136 million and the related increase in operating margin in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a change in mix and other performance of $144 million, principally driven by the $181 million impact from the eBorders settlement. The remaining change in mix and other performance in the first nine months of 2015 compared to the first nine months of 2014 was spread across numerous programs with no individual or common significant driver. Operating income was reduced by approximately $12 million and $4 million for certain cybersecurity-related acquisition costs and investments in the first nine months of 2015 and 2014, respectively.

Backlog and Bookings—Backlog was $5,442 million at September 27, 2015 compared to $5,825 million at December 31, 2014. The decrease in backlog of $383 million or 7% at September 27, 2015 compared to December 31, 2014 was primarily due to sales in excess of bookings in the first nine months of 2015, driven principally by the Global Positioning System Next Generation Operational Control System (GPS-OCX) program and the Joint Polar Satellite System (JPSS) program for NASA. Bookings increased by $206 million in the third quarter of 2015 compared to the third quarter of 2014. In the third quarter of 2015, IIS booked $255 million on domestic training programs and $40 million on foreign training programs in support of Warfighter FOCUS activities, and $98 million to provide development and sustainment support for the National Cybersecurity Protection System for the U.S. Department of Homeland Security, an award which is currently under protest. IIS also booked $555 million on a number of classified contracts in the third quarter of 2015. In the third quarter of 2014, IIS booked $174 million on a contract to provide Intelligence, Surveillance and Reconnaissance support to the U.S. Air Force. IIS also booked $173 million on domestic training programs and $17 million on foreign training programs in support of Warfighter FOCUS activities and $554 million on a number of classified contracts.

Bookings decreased by $614 million in the first nine months of 2015 compared to the first nine months of 2014. In addition to the bookings above, in the first nine months of 2015, IIS booked $430 million on domestic training programs and $166 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $923 million on a number of classified contracts. In addition to the bookings above, in the first nine months of 2014, IIS booked $521 million for a U.S. Air Force program, approximately $160 million on a program to provide operations and maintenance services on an international radar system and $111 million on the JPSS program for NASA. IIS also booked $574 million on domestic training programs and $205 million on foreign training programs in support of Warfighter FOCUS activities and $898 million on a number of classified contracts, including a $195 million award for international cyber.

Missile Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	% Change	Sep 27, 2015	Sep 28, 2014	% Change
Total net sales	$1,645	$1,477	11.4%	$4,677	$4,590	1.9%
Total operating expenses
Cost of sales—labor	492	465	5.8%	1,477	1,448	2.0%
Cost of sales—materials and subcontractors	697	621	12.2%	1,973	1,923	2.6%
Other cost of sales and other operating expenses	237	201	17.9%	618	631	(2.1)%
Total operating expenses	1,426	1,287	10.8%	4,068	4,002	1.6%
Operating income	$219	$190	15.3%	$609	$588	3.6%
Operating margin	13.3%	12.9%		13.0%	12.8%

Change in Operating Income (in millions)	Three Months Ended Sep 27, 2015 Versus Three Months Ended Sep 28, 2014			Nine Months Ended Sep 27, 2015 Versus Nine Months Ended Sep 28, 2014
Volume		$17			$8
Net change in EAC adjustments		1			(23)
Mix and other performance		11			36
Total change in operating income		$29			$21

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	% Change	Sep 27, 2015	Sep 28, 2014	% Change
Bookings	$1,780	$1,430	24.5%	$5,401	$4,995	8.1%

Total Net Sales—The increase in total net sales of $168 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to $30 million of higher net sales on certain air and missile defense systems programs primarily due to a contract awarded in the third quarter of 2015 and $29 million of higher net sales on the TOW® missile program principally driven by planned increases in production, with the remaining increase spread across numerous programs with no individual or common significant driver.

Total net sales in the first nine months of 2015 were relatively consistent with the first nine months of 2014. Included in total net sales was $77 million of higher net sales on the TOW® missile program primarily due to planned increases in production and $104 million of lower net sales on the SM-3® program primarily due to the planned transition from development to production.

Total Operating Expenses—The increase in total operating expenses of $139 million in the third quarter of 2015 compared to the third quarter of 2014 was due to an increase in materials and subcontractors costs of $76 million, an increase in other cost of sales and other operating expenses of $36 million and an increase in labor costs of $27 million. The increase in materials and subcontractors costs was primarily due to the activity on the TOW® program described above in Total Net Sales, with the remaining increase spread across numerous programs with no individual or common significant driver. The increase in other cost of sales and other operating expenses was driven principally by higher independent research and development activity related to advanced capabilities, which had an impact of $31 million. The increase in labor costs was spread across numerous programs with no individual or common significant driver.

Total operating expenses in the first nine months of 2015 were relatively consistent with the first nine months of 2014.

Operating Income and Margin—The increase in operating income of $29 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in volume of $17 million, which was spread across numerous programs with no individual or common significant driver, and a change in mix and other performance of $11 million, which was spread across numerous programs with no individual or common significant driver. The increase in operating margin in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to the change in mix and other performance.

The increase in operating income of $21 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a change in mix and other performance of $36 million, partially offset by a net change in EAC adjustments of $23 million. The change in mix and other performance was spread across numerous programs with no individual or common significant driver. The net change in EAC adjustments was principally driven by favorable adjustments in the prior period due to a reduction in estimated labor and materials costs to fulfill requirements on a land warfare systems program, partially offset by a $25 million favorable resolution of a contractual issue in the first quarter of 2015. Operating margin in the first nine months of 2015 was relatively consistent with the first nine months of 2014.

Backlog and Bookings—Backlog was $9,996 million at September 27, 2015 compared to $9,269 million at December 31, 2014. The increase in backlog of $727 million or 8% at September 27, 2015 compared to December 31, 2014 was primarily due to bookings in excess of sales in the first nine months of 2015, principally within our Air Warfare Systems product line. Bookings increased by $350 million in the third quarter of 2015 compared to the third quarter of 2014. In the third quarter of 2015, MS booked $490 million for AIM-9X® Sidewinder short-range air-to-air missiles for the U.S. and international customers, $480 million for Paveway™ for the U.S. Air Force and international customers, $183 million for the Joint Standoff Weapon (JSOW) for the U.S. Navy, U.S. Air Force and an international customer and $93 million for SM-3® for the Missile Defense Agency (MDA) and an international customer. In the third quarter of 2014, MS booked $263 million for Tomahawk for the U.S. Navy and an international customer. MS also booked $244 million for the Phalanx Weapon Systems for the U.S. Navy and international customers, $149 million for the Iron Dome Tamir Co-Production program for an international customer, $117 million for Laser Guided Rockets for an international customer and $75 million for the AIM-9X® Sidewinder short range air-to-missiles for the U.S. Navy.

Bookings increased by $406 million in the first nine months of 2015 compared to the first nine months of 2014. In addition to the bookings above, in the first nine months of 2015, MS booked $539 million for Advanced Medium-Range Air-to-Air Missiles (AMRAAM®) for the U.S. Air Force, U.S. Navy and international customers, $529 million for SM-3® for the MDA, $511 million on Evolved SeaSparrow Missile (ESSM) for the U.S. Navy and international customers, $363 million for Paveway™ for international customers, $231 million for Tomahawk for the U.S. Navy, $253 million for Standard Missile-6 (SM-6™) for the U.S. Navy, and $92 million for Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force. MS also booked $99 million on a classified program. In addition to the bookings above, in the first nine months of 2014, MS booked $764 million for TOW® missiles for the U.S. Army, U.S. Marines and international customers, $554 million for SM-3® for the MDA, $289 million for SM-6™ for the U.S. Navy, $259 million for AIM-9X® Sidewinder short range air-to-air missiles for the U.S. Navy, U.S. Air Force and international customers, $179 million for AMRAAM® for the U.S. Air Force, U.S. Navy and international customers, $164 million for Paveway™ for international customers, $130 million for Phalanx weapon systems for the U.S. Navy and U.S. Army, $86 million for Maverick missiles for international customers, $81 million for MALD® for the U.S. Air Force, and $79 million for Rolling Airframe Missile (RAM™) programs for the U.S. Navy and international customers. MS also booked $140 million on a classified program.

Space and Airborne Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	% Change	Sep 27, 2015	Sep 28, 2014	% Change
Total net sales	$1,446	$1,509	(4.2)%	$4,220	$4,412	(4.4)%
Total operating expenses
Cost of sales—labor	552	534	3.4%	1,658	1,654	0.2%
Cost of sales—materials and subcontractors	471	510	(7.6)%	1,327	1,458	(9.0)%
Other cost of sales and other operating expenses	219	228	(3.9)%	672	671	0.1%
Total operating expenses	1,242	1,272	(2.4)%	3,657	3,783	(3.3)%
Operating income	$204	$237	(13.9)%	$563	$629	(10.5)%
Operating margin	14.1%	15.7%		13.3%	14.3%

Change in Operating Income (in millions)	Three Months Ended Sep 27, 2015 Versus Three Months Ended Sep 28, 2014			Nine Months Ended Sep 27, 2015 Versus Nine Months Ended Sep 28, 2014
Volume		$(3)			$(18)
Net change in EAC adjustments		(44)			(77)
Mix and other performance		14			29
Total change in operating income		$(33)			$(66)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	% Change	Sep 27, 2015	Sep 28, 2014	% Change
Bookings	$1,217	$1,454	(16.3)%	$3,088	$4,054	(23.8)%

Total Net Sales—Total net sales decreased $63 million in the third quarter of 2015 compared to the third quarter of 2014. Included in the change in total net sales was lower net sales of $41 million primarily due to reduced requirements on international tactical radar systems programs and higher net sales of $59 million on classified programs. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total net sales decreased $192 million in the first nine months of 2015 compared to the first nine months of 2014. Included in the change in total net sales was lower net sales of $102 million primarily due to reduced schedule requirements on international tactical radar systems programs and higher net sales of $184 million on classified programs. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The decrease in total operating expenses of $30 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a decrease in materials and subcontractors costs of $39 million driven principally by intersegment contracts supporting U.S. Army ground sensor systems programs, activity on the international tactical radar programs described above in Total Net Sales, and activity on numerous programs with no individual or common significant driver, partially offset by activity on the classified programs described above in Total Net Sales.

The decrease in total operating expenses of $126 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a decrease in materials and subcontractors costs of $131 million driven principally by intersegment contracts supporting U.S. Army ground sensor systems programs and activity on the international tactical radar programs described above in Total Net Sales, partially offset by activity on the classified programs described above in Total Net Sales. The remaining change in materials and subcontractors costs was spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—The decrease in operating income of $33 million and the related decrease in operating margin in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a net change in EAC adjustments of $44 million principally driven by efficiencies on certain classified programs in the third quarter of 2014 and labor and material production efficiencies on two international tactical radar systems programs in the third quarter of 2014. Included in mix and other performance in the third quarters of 2015 and 2014 were $9 million and $10 million, respectively, of acquisition-related costs.

The decrease in operating income of $66 million and the related decrease in operating margin in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to a net change in EAC adjustments of $77 million principally driven by labor and material production efficiencies on two international tactical radar systems programs in the first nine months of 2014 and efficiencies on certain classified programs in the first nine months of 2014. Included in mix and other performance in the first nine months of 2015 was an $11 million gain on a real estate transaction in the second quarter of 2015. Also included in mix and other performance in the first nine months of 2015 and 2014 were $27 million and $30 million, respectively, of acquisition-related costs.

Backlog and Bookings—Backlog was $5,965 million at September 27, 2015 compared to $6,930 million at December 31, 2014. The decrease in backlog of $965 million or 14% at September 27, 2015 compared to December 31, 2014 was primarily due to sales in excess of bookings in the first nine months of 2015, principally within our Intelligence, Surveillance and Reconnaissance Systems and the Electronic Warfare Systems product lines. Bookings decreased by $237 million in the third quarter of 2015 compared to the third quarter of 2014. In the third quarter of 2015, SAS booked $106 million for the production of Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and $92 million to provide radar spares for an international customer. SAS also booked $382 million on a number of classified contracts. In the third quarter of 2014, SAS booked $138 million to provide radar subsystems for the U.S. Navy. SAS also booked $92 million on an optical sensor satellite program for a commercial customer and $81 million to provide radar components for an international customer. In addition, SAS booked $523 million on a number of classified contracts, including $140 million and $118 million, respectively, on two major programs.

Bookings decreased by $966 million in the first nine months of 2015 compared to the first nine months of 2014. In addition to the bookings noted above, in the first nine months of 2015, SAS booked $153 million on a multi-mission radar program for the U.S. Navy and an international customer, $99 million on an AESA radar Performance Based Logistics (PBL) contract for an international customer and $82 million to provide communication subsystems for the U.S. Navy and an international customer. SAS also booked $460 million on a number of classified contracts. In addition to the bookings noted above, in the first nine months of 2014, SAS booked $129 million to provide radar subsystems for the U.S. Navy, $116 million to provide radar components for an international customer and $81 million for software enhancements for the AESA radars for the U.S. Air Force. SAS also booked $647 million on a number of classified contracts.

Raytheon|Websense
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	% Change	Sep 27, 2015	Sep 28, 2014	% Change
Total net sales	$114	$30	NM	$195	$81	NM
Total operating expenses
Cost of sales	18	7	NM	35	18	NM
Selling and marketing	38	6	NM	62	14	NM
Research and development	25	10	NM	56	26	NM
General and administrative	13	2	NM	23	11	NM
Total operating expenses	94	25	NM	176	69	NM
Operating income (loss)	$20	$5	NM	$19	$12	NM
Operating margin	17.5%	16.7%		9.7%	14.8%
NM = Not meaningful

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 27, 2015	Sep 28, 2014	% Change	Sep 27, 2015	Sep 28, 2014	% Change
Bookings	$129	$45	NM	$197	$81	NM
NM = Not meaningful

Total Net Sales—Total net sales for the segment are net sales before any reduction for the acquisition accounting adjustments to record deferred revenue at fair value. The increase in total net sales of $84 million and $114 million in the third quarter of 2015 and the first nine months of 2015, respectively, compared to the third quarter of 2014 and first nine months of 2014 was primarily due to $90 million and $120 million, respectively of higher sales resulting from the acquisition of Websense. Total net sales in the third quarter of 2015 and the first nine months of 2015 excluded the unfavorable impact of $27 million and $37 million, respectively, related to the deferred revenue acquisition accounting adjustments described below in Raytheon|Websense Acquisition Accounting Adjustments.

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

•	Research and development—salaries and benefits for software developers that support the development of new products and continued enhancement of existing products, and allocated costs.

•	General and administrative expenses—salaries, benefits and related expenses for our executive, finance and administrative personnel; third party professional service fees; and allocated costs.

Total operating expenses in the third quarter of 2015 increased $69 million compared to the third quarter of 2014. The increase in all of the categories of total operating expenses was primarily due to the acquisition of Websense. In addition, the increase in total operating expenses included $4 million of additional research and development and selling and marketing expenses for the development and launch of new commercial products. Total operating expenses excluded $24 million and $1 million of amortization of acquired intangible assets in the third quarter of 2015 and the third quarter of 2014, respectively, as described below in Raytheon|Websense Acquisition Accounting Adjustments, and $1 million of other acquisition and acquisition related costs in the third quarter of 2015 as described below in Corporate.

Total operating expenses in the first nine months of 2015 increased $107 million compared to the first nine months of 2014. The increase in all of the categories of total operating expenses was primarily due to the acquisition of Websense. In addition, the increase in total operating expenses included $14 million of additional research and development and selling and marketing expenses for the development and launch of new commercial products. Research and development expense in the first nine months of 2015 also included $5 million related to severance and retention associated with the restructuring of Websense. Total operating expenses excluded $34 million and $4 million of amortization of acquired intangible assets in the first nine months of 2015 and the first nine months of 2014, respectively, as described below in Raytheon|Websense Acquisition Accounting

Adjustments, and $26 million of other acquisition and acquisition related costs in the first nine months of 2015 as described below in Corporate.

Operating Income and Margin—The increase in operating income of $15 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an additional $20 million of income resulting from the acquisition of Websense, partially offset by the additional research and development and sales and marketing expenses for the development and launch of new commercial products. Operating income in the third quarter of 2015 and the third quarter of 2014 excludes $51 million and $1 million, respectively, related to the acquisition accounting adjustments described below in Raytheon|Websense Acquisition Accounting Adjustments and certain other acquisition and acquisition related costs described below in Corporate. The increase in operating margin in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to the acquisition of Websense.

The increase in operating income of $7 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the acquisition of Websense, partially offset by the additional research and development and sales and marketing expenses for the development and launch of new commercial products. Operating income in the first nine months of 2015 and first nine months of 2014 excludes $71 million and $4 million, respectively, related to the acquisition accounting adjustments described below in Raytheon|Websense Acquisition Accounting Adjustments, as well as certain other acquisition and acquisition related costs described below in Corporate. The decrease in operating margin in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the research and development and sales and marketing expenses required to integrate Websense described above.

Backlog and Bookings—Backlog was $443 million at September 27, 2015 compared to $52 million at December 31, 2014. The increase in backlog of $391 million at September 27, 2015 compared to December 31, 2014 was primarily due to the acquisition of Websense. Bookings increased by $84 million in the third quarter of 2015 compared to the third quarter of 2014 primarily due to the acquisition of Websense.

Bookings increased by $116 million in the first nine months of 2015 compared to the first nine months of 2014 primarily due to the acquisition of Websense.

Raytheon|Websense Acquisition Accounting Adjustments
Raytheon|Websense Acquisition Accounting Adjustments include the adjustments to record acquired deferred revenue at fair value as part of our purchase price allocation process ("deferred revenue adjustment") and the amortization of acquired intangible assets related to the Websense acquisition and historical RCP acquisitions. These adjustments are not considered part of management's evaluation of Raytheon|Websense segment results.

The components of Raytheon|Websense Acquisition Accounting Adjustments were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Deferred revenue adjustment(1)	$(27)	$—	$(37)	$—
Amortization of acquired intangibles	(24)	(1)	(34)	(4)
Total Raytheon|Websense Acquisition Accounting Adjustments	$(51)	$(1)	$(71)	$(4)

(1)	The deferred revenue adjustment to operating income was less than $1 million for the third quarter and first nine months of 2014.

The change in our Raytheon|Websense Acquisition Accounting Adjustments of $50 million in the third quarter of 2015 compared to the third quarter of 2014 was due to a $27 million increase in the deferred revenue adjustment and a $23 million increase in the intangibles amortization adjustment, both driven by the acquisition of Websense.

The change in our Raytheon|Websense Acquisition Accounting Adjustments of $67 million in the first nine months of 2015 compared to the first nine months of 2014 was due to a $37 million increase in the deferred revenue adjustment and a $30 million increase in the intangibles amortization adjustment, both driven by the acquisition of Websense.

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

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Nine Months Ended
FAS/CAS Adjustment Income (Expense) (In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
FAS/CAS Pension Adjustment	$41	$39	$137	$211
FAS/CAS PRB Adjustment	2	3	4	5
FAS/CAS Adjustment	$43	$42	$141	$216
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
FAS (expense)	$(306)	$(229)	$(889)	$(670)
CAS expense	347	268	1,026	881
FAS/CAS Pension Adjustment	$41	$39	$137	$211

The change in our FAS/CAS Pension Adjustment of $2 million in the third quarter of 2015 compared to the third quarter of 2014 was driven by a $79 million increase in our CAS expense offset by a $77 million increase in our FAS expense. The change in our FAS/CAS Pension Adjustment of $74 million in the first nine months of 2015 compared to the first nine months of 2014 was driven by a $219 million increase in our FAS expense offset by a $145 million increase in our CAS expense. The increase in our FAS expense in the third quarter of 2015 and in first nine months of 2015 was primarily due to the lower discount rate at December 31, 2014 compared to the discount rate as of December 31, 2013 and the decrease in our long-term return on assets (ROA) assumptions as described in our Annual Report on Form 10-K for the year ended December 31, 2014. The increase in our CAS expense in the third quarter of 2015 and in first nine months of 2015 was primarily due to the CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with the Pension Protection Act of 2006, to measure liabilities in determining the CAS pension expense. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expense has been included in our contracts through our overhead forward pricing rates.

As a result of the annual update of our actuarial estimate (as described in "Note 11: Pension and Other Employee Benefits"), our 2015 FAS/CAS Adjustment will change by an estimated $12 million of decreased income, $6 million of which was recorded in the third quarter and first nine months of 2015 and $6 million of which will be recorded in the fourth quarter of 2015.

Corporate
Corporate operating income consists of unallocated costs and certain other costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014	Sep 27, 2015	Sep 28, 2014
Corporate	$(9)	$(15)	$(73)	$(45)

The increase in operating income related to Corporate of $6 million in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to $8 million of Corporate stock-based compensation expense associated with the RSUs awarded in the third quarter of 2014 as part of our annual Restricted Stock Program. We awarded 0.1 million RSUs in the third quarter of 2014 to retiree-eligible employees. These awards vest over a specified period of time as determined by the Management Development and Compensation Committee of our Board of Directors and are compensatory in nature. The RSUs continue to vest, but do not accelerate, on the scheduled vesting dates into retirement subject to the employee's compliance with certain post-employment covenants. Due to the continued vesting provisions of the RSUs into retirement, the Company recognized all of the stock-based compensation expense associated with the RSUs in the in the third quarter of 2014 rather than over the vesting period of the awards.

The decrease in operating income related to Corporate of $28 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to $26 million of Websense transaction and integration-related expenses in the first nine months of 2015. Included in operating income related to Corporate in the first nine months of 2015 and 2014 was $22 million and $25 million, respectively, of Corporate stock-based compensation expense associated with the issuance of RSU awards as described above. We awarded 0.2 million and 0.3 million RSUs in the first nine months of 2015 and 2014, respectively, to retiree-eligible employees.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at September 27, 2015 and December 31, 2014:

(In millions)	Sep 27, 2015	Dec 31, 2014
Cash and cash equivalents	$2,453	$3,222
Short-term investments	608	1,497
Working capital	3,200	4,362
Amount available under credit facilities	1,400	1,398

Operating Activities

	Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014
Net cash provided by (used in) operating activities from continuing operations	$1,533	$1,235
Net cash provided by (used in) operating activities	1,533	1,270

The increase in net cash provided by operating activities from continuing operations of $298 million in the first nine months of 2015 compared to the first nine months of 2014, was primarily due to a decrease in pension contributions as discussed below, the eBorders settlement payment received in the second quarter of 2015, and the timing of vendor payments, partially offset by higher customer advances received in the first nine months of 2014 and an increase in tax payments as discussed below.

Pension Plan Contributions—We made the following contributions to our pension and PRB plans during the first nine months of 2015 and 2014:

	Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014
Required pension contributions	$298	$616
PRB contributions	15	14

Tax Payments and Refunds—We made the following net tax payments during the first nine months of 2015 and 2014:

	Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014
Federal	$798	$640
Foreign	20	10
State	37	32

We expect full-year net federal, foreign and state tax payments to be approximately $1,215 million in 2015.

Interest Payments—We made interest payments on our outstanding debt of $150 million and $138 million in the first nine months of 2015 and 2014, respectively.

Investing Activities

	Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014
Net cash provided by (used in) investing activities	$(1,242)	$(689)

The change in net cash provided by (used in) investing activities of $553 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the acquisition of Websense as described below, partially offset by our short-term investments activity as described below.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014
Additions to property, plant and equipment	$239	$173
Additions to capitalized internal use software	37	40

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

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014
Purchases of short-term investments	$(658)	$(2,190)
Sales of short-term investments	209	882
Maturities of short-term investments	1,336	832

Acquisitions—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria. Payments for purchases of acquired companies, net of cash acquired were as follows:

	Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014
Payments for purchases of acquired companies, net of cash acquired	$(1,892)	$—

In May 2015, we acquired Websense from Vista Equity Partners for approximately $1.9 billion, net of cash received, and exclusive of retention payments.

Financing Activities

	Nine Months Ended
(In millions)	Sep 27, 2015	Sep 28, 2014
Net cash provided by (used in) financing activities	$(1,060)	$(1,243)

We have used cash provided by operating activities and proceeds from the issuance of new debt as our primary sources for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash used in financing activities of $183 million in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to our sale of noncontrolling interest in Raytheon|Websense described below.

Share Repurchases—In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At September 27, 2015, we had approximately $0.8 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, RSUs, stock options and Long-Term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Nine Months Ended
(In millions)	Sep 27, 2015		Sep 28, 2014
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$750	7.0	$650	6.8
Shares repurchased to satisfy tax withholding obligations	98	0.9	84	0.8
Total share repurchases	$848	7.9	$734	7.6

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Nine Months Ended
(In millions, except per share amounts)	Sep 27, 2015	Sep 28, 2014
Cash dividends declared per share	$2.01	$1.815
Total dividends paid	595	551
In March 2015, our Board of Directors authorized an 11% increase to our annual dividend payout rate from $2.42 to $2.68 per share. Dividends are subject to quarterly approval by our Board of Directors.

Sale of Noncontrolling Interest in Raytheon|Websense—In connection with the Websense acquisition, we combined Websense with RCP to form Raytheon|Websense and then sold 19.7% of the equity interest in Raytheon|Websense to Vista Equity Partners for $343 million.

CAPITAL RESOURCES
Total debt was $5.3 billion at September 27, 2015 and December 31, 2014. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $3.1 billion and $4.7 billion at September 27, 2015 and December 31, 2014, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $975 million and $715 million at September 27, 2015 and December 31, 2014, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in December 2016. Under the $1.4 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at September 27, 2015, borrowings would generally bear interest at LIBOR plus 79.5 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of September 27, 2015 and December 31, 2014, there were no borrowings outstanding under this credit facility. However, we had $2 million of outstanding letters of credit at December 31, 2014, which effectively reduced our borrowing capacity under this credit facility by that amount. We had no outstanding letters of credit at September 27, 2015.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the nine months ended September 27, 2015 and full-year 2014. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 34.5% at September 27, 2015. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of September 27, 2015 to our short and long-term senior unsecured debt:

	Short-Term	Long-Term Senior Debt
Rating Agency	Debt Rating	Rating	Outlook	Date of Last Action
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	A3	Stable	October 2011
S&P	A-1	A	Stable	May 2014
Shelf Registrations—We have an effective shelf registration with the Securities and Exchange Commission (SEC), filed in January 2013, which covers the registration of debt securities, common stock, preferred stock and warrants.

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

(In millions, except percentages)	Sep 27, 2015	Dec 31, 2014
Total remediation costs—undiscounted	$223	$202
Weighted average discount rate	5.3%	5.5%
Total remediation costs—discounted	$150	$131
Recoverable portion	94	80

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

(In millions)	Sep 27, 2015	Dec 31, 2014
Guarantees	$217	$266
Letters of credit	2,136	1,938
Surety bonds	264	298

Included in guarantees and letters of credit described above were $207 million and $193 million, respectively, at September 27, 2015, and $196 million and $244 million, respectively, at December 31, 2014, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to meet their obligations described above. At September 27, 2015, we believe the risk that TRS and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 27, 2015. At September 27, 2015 and December 31, 2014, we had an estimated liability of $10 million and $9 million, respectively, related to these guarantees and letters of credit.

The TRS joint venture agreement was amended on June 10, 2014 to allow for termination of the joint venture by either party every three years based on the scheduled date for the designation of a successor Chief Executive Officer for the joint venture, which would next occur in 2016. Termination terms and related payments are subject to negotiation between Thales S.A. and Raytheon, but generally would include a net payment due for undistributed earnings of the joint venture companies since inception and a net payment based on the relative fair value of those companies excluding Air Command Systems International S.A.S. As a result, any final future termination amounts cannot be determined precisely at this time and could be different from those amounts recorded to date. However, if the joint venture were terminated as of September 27, 2015, we believe the termination payment we would be required to make based on a standard valuation approach would not be material. If a termination liability exceeds $50 million, the agreement allows the paying side to elect to make payments, inclusive of interest, in equal installments over five years to settle the liability.

We have an approximately $400 million international classified contract that did not achieve certain contractual milestones in the quarter. We are working with the customer to complete the milestones quickly and we currently do not expect to be terminated on the program. However, if we were terminated for default, it could result in a write-off currently estimated at $150–$200 million.

The joint venture agreement between Raytheon and Vista Equity Partners provides Vista Equity Partners with certain rights to require Raytheon|Websense to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Raytheon|Websense for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option any time after two years following the closing date. In the event of a put option, Vista Equity Partners could require Raytheon to purchase all (but not less than all) of Vista Equity Partners’ interest in Raytheon|Websense for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, at any time after three years following the closing date, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Raytheon|Websense at a price equal to fair value as determined under the joint venture agreement.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 27, 2015, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

As a U.S. Government contractor, we are subject to many levels of audit and investigation by the U.S. Government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. Government with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. Other than as specifically disclosed herein, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.
On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2004 and 2005 incurred costs at our Space and Airborne Systems (SAS) segment. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and in February and May 2013, we filed complaints in the U.S. COFC challenging the 2004 and 2005 COFDs, respectively. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.
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

Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, we expect to continue using the cost-to-cost percentage of completion method to recognize revenue for most of our long-term contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now would be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

Other new pronouncements issued but not effective until after September 27, 2015 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of September 27, 2015 and December 31, 2014 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at September 27, 2015 or December 31, 2014.

As of September 27, 2015 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$591	$—	$4,792	$5,383	$5,845
Average interest rate	—	—	—	6.549%	—	4.017%	4.295%

As of December 31, 2014 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$591	$—	$4,792	$5,383	$5,936
Average interest rate	—	—	—	6.549%	—	4.017%	4.295%

In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,075 million and $926 million at September 27, 2015 and December 31, 2014, respectively. The net notional exposure of these contracts was approximately $10 million and $57 million at September 27, 2015 and December 31, 2014, respectively.

For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $11 million and $7 million were included in other assets, net, and unrealized losses of $30 million and $24 million were included in other accrued expenses at September 27, 2015 and December 31, 2014, respectively.

Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At September 27, 2015, we had short-term investments with a fair value of $608 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit which had an average maturity of two months).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of September 27, 2015.
Conclusion of Evaluation—Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 27, 2015 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting other than the migration of our Intelligence, Information and Services segment's legacy IIS business to the Company's common Enterprise Resource Planning (ERP) systems.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We primarily engage in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which the U.S. Government funds. As a U.S. Government contractor, we are subject to many levels of audit and investigation by the U.S. Government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. Government with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. Other than as specifically disclosed in this Form 10-Q, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
July (June 29, 2015 - July 26, 2015)	5,367	$102.81	—	$1.0
August (July 27, 2015 - August 23, 2015)	313,804	108.80	310,886	1.0
September (August 24, 2015 - September 27, 2015)	2,069,793	104.45	2,069,553	0.8
Total	2,388,964	$105.02	2,380,439

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the third quarter of 2015 includes the surrender by employees of 8,525 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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
October 22, 2015