Form 10-Q
period 2016-04-03
RAYTHEON CO/
filed 2016-04-28
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒
Number of shares of common stock outstanding as of April 25, 2016 was 296,980,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance, including with respect to our liquidity and capital resources, our capital expenditures, the ability of certain affiliates to meet certain obligations, negotiations on a contract for which certain milestones have not been met, our bookings and backlog, our cash tax payments and tax reserves, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits, our expectations regarding customer contracts, the impact of acquisitions and other business arrangements, and the impact and outcome of audits and legal and administrative proceedings, claims, investigations, and commitments and contingencies. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	Apr 3, 2016	Dec 31, 2015
Assets
Current assets
Cash and cash equivalents	$1,934	$2,328
Short-term investments	711	872
Contracts in process, net	5,882	5,564
Inventories	637	635
Prepaid expenses and other current assets	195	413
Total current assets	9,359	9,812
Property, plant and equipment, net	2,018	2,005
Goodwill	14,791	14,731
Other assets, net	2,661	2,733
Total assets	$28,829	$29,281

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,136	$2,193
Accounts payable	1,304	1,402
Accrued employee compensation	803	1,154
Other current liabilities	1,506	1,377
Total current liabilities	5,749	6,126
Accrued retiree benefits and other long-term liabilities	7,108	7,140
Long-term debt	5,332	5,330
Commitments and contingencies (Note 9)

Redeemable noncontrolling interest (Note 7)	330	355

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 297 and 299 shares outstanding at April 3, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	30	398
Accumulated other comprehensive loss	(7,050)	(7,176)
Retained earnings	17,141	16,903
Total Raytheon Company stockholders’ equity	10,124	10,128
Noncontrolling interests in subsidiaries	186	202
Total equity	10,310	10,330
Total liabilities, redeemable noncontrolling interest and equity	$28,829	$29,281

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In millions, except per share amounts)	Apr 3, 2016	Mar 29, 2015
Net sales
Products	$4,789	$4,387
Services	974	901
Total net sales	5,763	5,288
Operating expenses
Cost of sales—products	3,598	3,096
Cost of sales—services	802	737
General and administrative expenses	751	615
Total operating expenses	5,151	4,448
Operating income	612	840
Non-operating (income) expense, net
Interest expense	58	58
Interest income	(4)	(4)
Other (income) expense, net	(2)	(2)
Total non-operating (income) expense, net	52	52
Income from continuing operations before taxes	560	788
Federal and foreign income taxes	156	234
Income from continuing operations	404	554
Income (loss) from discontinued operations, net of tax	1	—
Net income	405	554
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(24)	3
Net income attributable to Raytheon Company	$429	$551

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.43	$1.79
Income (loss) from discontinued operations, net of tax	—	—
Net income	1.43	1.79
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.43	$1.78
Income (loss) from discontinued operations, net of tax	—	—
Net income	1.43	1.79
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$428	$551
Income (loss) from discontinued operations, net of tax	1	—
Net income	$429	$551
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Net income	$405	$554
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Amortization of prior service cost included in net periodic cost	1	2
Amortization of net actuarial loss included in net income	246	283
Pension and other postretirement benefit plans, net	247	285
Foreign exchange translation	(33)	(69)
Cash flow hedges	4	(7)
Unrealized gains (losses) on investments and other, net	2	(6)
Other comprehensive income (loss), before tax	220	203
Income tax benefit (expense) related to items of other comprehensive income (loss)	(94)	(98)
Other comprehensive income (loss), net of tax	126	105
Total comprehensive income	531	659
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(24)	3
Comprehensive income attributable to Raytheon Company	$555	$656
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Three Months Ended April 3, 2016 and March 29, 2015 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)		Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at December 31, 2015	$3	$398	$(7,176)		$16,903	$10,128	$202	$10,330
Net income					429	429	(17)	412
Other comprehensive income (loss), net of tax			126			126		126
Adjustment of redeemable noncontrolling interest to carrying value					29	29		29
Distributions and other activity related to noncontrolling interests						—	1	1
Dividends declared		2			(220)	(218)		(218)
Common stock plans activity		64				64		64
Share repurchases		(434)				(434)		(434)
Balance at April 3, 2016	$3	$30	$(7,050)		$17,141	$10,124	$186	$10,310

Balance at December 31, 2014	$3	$1,309	$(7,458)	—	$15,671	$9,525	$196	$9,721
Net income					551	551	3	554
Other comprehensive income (loss), net of tax			105			105		105
Dividends declared					(205)	(205)		(205)
Common stock plans activity		71				71		71
Share repurchases		(340)				(340)		(340)
Balance at March 29, 2015	$3	$1,040	$(7,353)		$16,017	$9,707	$199	$9,906

(1)	Excludes redeemable noncontrolling interest which is not considered equity. See "Note 7: Forcepoint Joint Venture" for additional information.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Cash flows from operating activities
Net income	$405	$554
(Income) loss from discontinued operations, net of tax	(1)	—
Income from continuing operations	404	554
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	124	107
Stock-based compensation	54	51
Deferred income taxes	(38)	(94)
Tax benefit from stock-based awards	—	(18)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(362)	(586)
Inventories	—	(93)
Prepaid expenses and other current assets	149	(190)
Income taxes receivable/payable	189	326
Accounts payable	(43)	(112)
Accrued employee compensation	(351)	(157)
Other current liabilities	(37)	8
Accrued retiree benefits	221	267
Other, net	15	(8)
Net cash provided by (used in) operating activities from continuing operations	325	55
Net cash provided by (used in) operating activities from discontinued operations	1	1
Net cash provided by (used in) operating activities	326	56
Cash flows from investing activities
Additions to property, plant and equipment	(150)	(55)
Proceeds from sales of property, plant and equipment	1	4
Additions to capitalized internal use software	(12)	(13)
Purchases of short-term investments	—	(148)
Sales of short-term investments	—	135
Maturities of short-term investments	127	250
Payments for purchases of acquired companies, net of cash received	(57)	(6)
Other	—	(31)
Net cash provided by (used in) investing activities	(91)	136
Cash flows from financing activities
Dividends paid	(201)	(186)
Repurchases of common stock under share repurchase programs	(400)	(300)
Repurchases of common stock to satisfy tax withholding obligations	(34)	(40)
Contribution from noncontrolling interests	11	—
Tax benefit from stock-based awards	—	18
Other	(5)	—
Net cash provided by (used in) financing activities	(629)	(508)
Net increase (decrease) in cash and cash equivalents	(394)	(316)
Cash and cash equivalents at beginning of the year	2,328	3,222
Cash and cash equivalents at end of period	$1,934	$2,906

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation
We prepared the accompanying unaudited consolidated financial statements of Raytheon Company and all wholly-owned, majority-owned or otherwise controlled subsidiaries on the same basis as our annual audited financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP and with the instructions to Form 10-Q in Article 10 of Securities and Exchange Commission Regulation S-X. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and any such differences may be material to our financial statements.

As previously announced, effective January 1, 2016, we reorganized certain product areas of our Integrated Defense Systems (IDS) and Intelligence, Information and Services (IIS) businesses to more efficiently leverage our capabilities. Additionally, also effective January 1, 2016, we reclassified, with respect to our IDS, IIS, Missile Systems (MS) and Space and Airborne Systems (SAS) businesses, acquisition accounting adjustments related to the amortization of acquired intangibles and adjustments to record acquired deferred revenue at fair value, such that they are no longer reported within the business segments and are instead reported in the Acquisition Accounting Adjustments line item. Prior to January 1, 2016, only those acquisition accounting adjustments associated with our ForcepointTM business were reported in the Acquisition Accounting Adjustments line item. The amounts and presentation of our business segments, including corporate and eliminations for intersegment activity, set forth in this Form 10-Q reflect these changes. None of the changes impact our previously reported consolidated balance sheets, statements of operations or statements of cash flows. See "Note 13: Business Segment Reporting" for additional information.

Note 2: Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, the ASU requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The ASU also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. In addition, the ASU also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We have elected to early adopt the requirements of the amended standard in the current period. In accordance with U.S. GAAP, we have adopted the amendment requiring recognition of excess tax benefits and tax deficiencies in the income statement prospectively beginning in the quarter ended April 3, 2016, which could result in fluctuations in our effective tax rate period over period depending on how many awards vest in a quarter. In addition, we elected to adopt the amendment related to the presentation of excess tax benefits within operating activities on the statement of cash flows prospectively beginning in the quarter ended April 3, 2016. We have previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore there is no change related to this requirement. Furthermore, we have elected to change our accounting policy to account for forfeitures when they occur for consistency with our government recovery accounting practices on a modified retrospective basis.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. We expect the standard to have a material impact on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, we expect to continue using the cost-to-cost percentage of completion method to recognize revenue for most of our long-term contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

Other new pronouncements issued but not effective until after April 3, 2016 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 3: Changes in Estimates under Percentage of Completion Contract Accounting
We have a companywide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress toward completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (e.g., to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations, required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or in realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or in realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined.

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended
(In millions, except per share amounts)	Apr 3, 2016	Mar 29, 2015
Operating income	$21	$121
Income from continuing operations attributable to Raytheon Company	25	79
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.08	$0.26

Note 4: Earnings Per Share (EPS)
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

We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations as they are considered participating securities. As a result, we have included all of our outstanding unvested restricted stock awards (RSAs), as well as restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards that meet the retirement eligible criteria in our calculation of basic and diluted EPS. We disclose EPS for common stock and unvested stock-based payment awards, and separately disclose distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested RSAs and stock-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested stock-based payment awards earn dividends equally. We reflect the redemption value adjustments for redeemable noncontrolling interests in the EPS calculation if redemption value is in excess of the fair value of noncontrolling interest.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	Three Months Ended
	Apr 3, 2016	Mar 29, 2015
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.73	$0.67
Undistributed earnings	0.70	1.12
Total	$1.43	$1.79
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.73	$0.67
Undistributed earnings	0.70	1.11
Total	$1.43	$1.78
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was earnings of less than $0.01 for the first quarters of 2016 and 2015.

Income attributable to participating securities was as follows:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Income from continuing operations attributable to participating securities	$7	$11
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	—	—
Net income attributable to participating securities	$7	$11

(1)	Income (loss) from discontinued operations, net of tax attributable to participating securities was income of less than $1 million for the first quarters of 2016 and 2015.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Shares for basic EPS(1)	299.2	308.2
Dilutive effect of LTPP	0.4	0.4
Shares for diluted EPS	299.6	308.6

(1)	Includes 4.8 million and 5.7 million participating securities for the three months ended April 3, 2016 and March 29, 2015, respectively.

Note 5: Inventories
Inventories consisted of the following:

(In millions)	Apr 3, 2016	Dec 31, 2015
Materials and purchased parts	$68	$69
Work in process	552	551
Finished goods	17	15
Total	$637	$635

We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $191 million and $225 million in inventories as work in process at April 3, 2016 and December 31, 2015, respectively.

Note 6: Acquisitions and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

In January 2016, our Forcepoint business acquired the Stonesoft next-generation firewall (NGFW) business, including the Sidewinder proxy firewall technology. Vista Equity Partners contributed 19.7% of the purchase price, which is reflected in contributions from noncontrolling interests in our consolidated statements of cash flows. Stonesoft provides NGFW software and hardware solutions that focus on high-availability, centralized management of large networks and protection from advanced evasion techniques. The Sidewinder product provides proxy-based firewall software and hardware solutions, allowing for clear visibility and control of command filtering, protocol enforcement and application access. Stonesoft will be integrated into our Forcepoint business to expand the cloud and hybrid capabilities of the Forcepoint TRITON® security platform. In connection with this acquisition, we have preliminarily recorded $52 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, all of which is expected to be deductible for tax purposes, and $21 million of intangible assets, primarily related to technology and customer relationships, with a weighted-average life of 5 years. We expect to complete the purchase price allocation process in the second half of 2016 when we receive final valuation results and complete our review.

Pro-forma financial information has not been provided for this acquisition because it is not material.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems(1)	Intelligence, Information and Services(1)	Missile Systems	Space and Airborne Systems	Forcepoint(3)	Total
Balance at December 31, 2015	$1,704	$2,958	$4,154	$4,106	$1,809	$14,731
Acquisitions(2)	—	8	—	—	52	60
Balance at April 3, 2016	$1,704	$2,966	$4,154	$4,106	$1,861	$14,791

(1)
In connection with the January 1, 2016 reorganization of IDS and IIS, goodwill of $90 million was allocated to the IIS segment on a relative fair value basis and is reflected in the revised balances at December 31, 2015.

(2)
In addition to the acquisition of the Stonesoft NGFW business during the first quarter of 2016, we finalized the purchase price allocation for Raytheon Foreground Security at IIS, which resulted in an adjustment to goodwill of $8 million.

(3)
At April 3, 2016, Forcepoint's fair value is estimated to exceed its net book value by approximately $100 million. As discussed in "Note 7: Forcepoint Joint Venture", we are required to determine Forcepoint's fair value on a quarterly basis due to the accounting related to the redeemable noncontrolling interest.

Note 7: Forcepoint Joint Venture
In May 2015, we created Forcepoint, a new cybersecurity joint venture company (with Vista Equity Partners), through a series of transactions by which we acquired Websense, Inc. from Vista Equity Partners and combined it with Raytheon Cyber Products, formerly part of our IIS segment. We then sold 19.7% of the equity interest in the combined company to Vista Equity Partners for $343 million.

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

Vista Equity Partners' interest in Forcepoint is presented as redeemable noncontrolling interest, outside of stockholders' equity, in our consolidated balance sheets. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date, which was $307 million at April 3, 2016, or the carrying value, defined as the initial value adjusted for Vista Equity Partners' share of the cumulative impact of net income (loss) and other changes in accumulated other comprehensive income (loss), which was $330 million at April 3, 2016. Adjustments to the redemption value over the period from the date of acquisition to the date the redemption feature becomes puttable are immediately recorded to retained earnings.

A rollforward of redeemable noncontrolling interest was as follows:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Beginning balance	$355	$—
Net income (loss)	(7)	—
Other comprehensive income (loss), net of tax(1)	—	—
Contribution from noncontrolling interests	11	—
Adjustment of noncontrolling interest to carrying value	(29)	—
Ending balance	$330	$—

(1)	Other comprehensive income (loss), net of tax, was a loss of less than $1 million for the three months ended April 3, 2016.

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

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency contracts were $27 million and $40 million, respectively, at April 3, 2016 and $9 million and $29 million, respectively, at December 31, 2015. The fair values of these derivatives are Level 2 in the fair value hierarchy at April 3, 2016 and December 31, 2015 because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,193 million and $1,076 million at April 3, 2016 and December 31, 2015, respectively. The net notional exposure of these contracts was approximately $113 million and $117 million at April 3, 2016 and December 31, 2015, respectively.

Our foreign currency forward contracts contain offset or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At April 3, 2016 and December 31, 2015, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at April 3, 2016 and December 31, 2015.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at April 3, 2016 and December 31, 2015, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date and current rates. At April 3, 2016 and December 31, 2015, we had short-term investments of $711 million and $872 million, respectively, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. As of April 3, 2016, our short-term investments had an average maturity of approximately three months. The amortized cost of these securities closely approximated their fair value at April 3, 2016 and December 31, 2015. There were no securities deemed to have other than temporary declines in value for the first quarter of 2016. In the first quarters of 2016 and 2015, we recorded an unrealized gain on short-term investments of less than $1 million, net of tax, in accumulated other comprehensive loss (AOCL). We did not have any sales of short-term investments in the first quarter of 2016. In the first quarter of 2015 we recorded sales of short-term investments of $135 million which resulted in losses of less than $1 million recorded in other (income) expense, net. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

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

(In millions)	Apr 3, 2016	Dec 31, 2015
Carrying value of long-term debt	$5,332	$5,330
Fair value of long-term debt	6,046	5,826

In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first quarter of 2016.

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

(In millions, except percentages)	Apr 3, 2016	Dec 31, 2015
Total remediation costs—undiscounted	$225	$224
Weighted average discount rate	5.2%	5.2%
Total remediation costs—discounted	$157	$149
Recoverable portion	98	94

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

(In millions)	Apr 3, 2016	Dec 31, 2015
Guarantees	$215	$213
Letters of credit	2,591	2,242
Surety bonds	255	264

Included in guarantees and letters of credit described above were $205 million and $190 million, respectively, at April 3, 2016, and $203 million and $187 million, respectively, at December 31, 2015, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to meet their obligations described above. At April 3, 2016, we believe the risk that TRS and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at April 3, 2016. We had an estimated liability of $8 million at April 3, 2016 and December 31, 2015 related to these guarantees and letters of credit.

In 2001, we formed the TRS joint venture with Thales S.A. On December 24, 2015, Thales S.A. and Raytheon entered into a letter agreement relating to the joint venture agreement for the TRS joint venture (excluding Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S (TRS AMDC2), previously called Air Command Systems International S.A.S). The letter agreement contemplates that the parties will use their commercially reasonable efforts to amend the joint venture agreement on or before June 30, 2016 to reduce its existing scope of work to NATO-only business opportunities involving air command and control systems. In connection with the contemplated changes, we will reacquire Thales S.A.'s noncontrolling interest in Thales-Raytheon Systems LLC (TRS LLC) and sell our equity method interest in Thales-Raytheon Systems Company S.A.S. (TRS SAS),

with a net payment due to Thales S.A. totaling $90 million based on the relative values and undistributed earnings of TRS LLC and TRS SAS. Any gain or loss resulting from the transactions contemplated by the letter agreement will be recognized upon completion of a definitive agreement and resolution of all contingencies which is expected to occur on or before June 30, 2016. The TRS joint venture will continue to operate under the current structure until the close of the transactions.

We have an international classified contract of approximately $400 million that did not achieve certain contractual milestones in 2015. We are working with the customer to complete the milestones quickly and we currently do not expect to be terminated on the program. However, if we were terminated for default, it could result in a write-off currently estimated at approximately $200 million.

As discussed in "Note 7: Forcepoint Joint Venture", under the joint venture agreement between Raytheon Company and Vista Equity Partners, Raytheon may be required to purchase Vista Equity Partners' interest in Forcepoint.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At April 3, 2016, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5.5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

As a U.S. government contractor, we are subject to many levels of audit and investigation by the U.S. government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA); the Defense Contract Management Agency (DCMA); the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies; the Government Accountability Office; the Department of Justice (DoJ); and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DoJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. Other than as specifically disclosed herein, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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

Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to product warranty accruals was as follows:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Beginning balance	$24	$32
Provisions for warranties	3	2
Warranty services provided	(2)	(1)
Ending balance	$25	$33

We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 10: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Beginning balance	299.0	307.3
Stock plans activity	1.4	1.8
Share repurchases	(3.5)	(3.2)
Ending balance	296.9	305.9

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2013, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. Our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock in November 2015. At April 3, 2016, we had approximately $2.1 billion available under these repurchase programs. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with RSAs, RSUs, stock options and LTPP awards issued to employees.

Our share repurchases were as follows:

	Three Months Ended
(In millions)	Apr 3, 2016		Mar 29, 2015
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$400	3.2	$300	2.8
Shares repurchased to satisfy tax withholding obligations	34	0.3	40	0.4
Total share repurchases	$434	3.5	$340	3.2

In March 2016, our Board of Directors authorized a 9% increase to our annual dividend payout rate from $2.68 to $2.93 per share. Our Board of Directors also declared dividends of $0.7325 per share during the first quarter of 2016, compared to dividends of $0.67 per share during the first quarter of 2015. Dividends are subject to quarterly approval by our Board of Directors.

Stock-based Compensation Plans
RSAs and RSUs—During the first quarter of 2016, we granted 1.1 million RSAs and RSUs with a weighted-average grant-date fair value of $123.85, calculated under the intrinsic value method. These awards generally vest in equal installments on each of the second, third and fourth anniversary dates of the award's grant date.

LTPP—During the first quarter of 2016, we granted restricted stock units subject to the 2016–2018 LTPP plan with an aggregate target award of 0.2 million units and a weighted-average grant-date fair value of $123.21. The performance goals for the 2016–2018 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers. The grant-date fair value is based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award.

Forcepoint Plans—In 2015, Forcepoint established long-term incentive plans that provide for awards of unit appreciation rights and profits interests in the joint venture to Forcepoint management and key employees. Awards are approved by the Board of Forcepoint. These awards vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the joint venture. At April 3, 2016, there were 131 thousand combined units and/or profit interests authorized for awards under these plans.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes gains and losses associated with pension and other postretirement benefits (PRB), foreign exchange translation adjustments, effective portion of gains and losses on derivative instruments qualified as cash flow hedges, and unrealized gains (losses) on available-for-sale investments. The computation of other comprehensive income (loss) and its components are presented in the consolidated statements of comprehensive income.
Accumulated other comprehensive income (loss) consisted of the following activity during the first quarters of 2016 and 2015:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2015	$(7,088)	$(60)	$(16)	$(12)	$(7,176)
Before tax amount	247	(33)	4	2	220
Tax (expense) or benefit	(91)	—	(2)	(1)	(94)
Net of tax amount	156	(33)	2	1	126
Balance at April 3, 2016	$(6,932)	$(93)	$(14)	$(11)	$(7,050)

Balance at December 31, 2014	$(7,432)	$(3)	$(14)	$(9)	$(7,458)
Before tax amount	285	(69)	(7)	(6)	203
Tax (expense) or benefit	(100)	—	2	—	(98)
Net of tax amount	185	(69)	(5)	(6)	105
Balance at March 29, 2015	$(7,247)	$(72)	$(19)	$(15)	$(7,353)

(1)	The pension and PRB plans, net, is shown net of tax benefits of $3,733 million and $3,824 million at April 3, 2016 and December 31, 2015, respectively.

(2)	The cash flow hedges are shown net of tax benefits of $8 million and $10 million at April 3, 2016 and December 31, 2015, respectively.

(3)	The unrealized gains (losses) on investments and other are shown net of tax benefits of $3 million and $4 million at April 3, 2016 and December 31, 2015, respectively.
Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and PRB plans and were $246 million and $283 million before tax in the first quarters of 2016 and 2015, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income) (see "Note 11: Pension and Other Employee Benefits" for additional details).

We expect approximately $5 million of after-tax net unrealized losses on our cash flow hedges at April 3, 2016 to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

Note 11: Pension and Other Employee Benefits
We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). Our primary pension obligations relate to our domestic IRS qualified pension plans. In addition, we provide certain health care and life insurance benefits to retired employees and to eligible employees upon retirement through PRB plans.

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Apr 3, 2016	Dec 31, 2015
Marketable securities held in trust	$511	$525

Included in marketable securities held in trust in the table above was $320 million and $337 million at April 3, 2016 and December 31, 2015, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $320 million and $337 million at April 3, 2016 and December 31, 2015, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Service cost	$123	$130
Interest cost	272	261
Expected return on plan assets	(379)	(384)
Amounts reflected in net funded status	16	7
Amortization of prior service cost included in net periodic pension expense	1	2
Recognized net actuarial loss	245	282
Loss due to curtailments/settlements	3	—
Amounts reclassified during the period	249	284
Net periodic pension expense (income)	$265	$291

Net periodic pension expense (income) includes income of $1 million from foreign Pension Benefits plans in the first quarters of 2016 and 2015.

Net periodic PRB expense was $4 million and $3 million in the first quarter of 2016 and first quarter of 2015, respectively.

Long-term pension and PRB liabilities were as follows:

(In millions)	Apr 3, 2016	Dec 31, 2015
Long-term pension liabilities	$6,452	$6,474
Long-term PRB liabilities	351	352
Total long-term pension and PRB liabilities	$6,803	$6,826

We made the following contributions to our pension and PRB plans:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Required pension contributions	$43	$22
PRB contributions	5	5

We did not make any discretionary contributions to our pension plans during the first quarters of 2016 and 2015; however, we periodically evaluate whether to make discretionary contributions.

Note 12: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We have participated in the IRS Compliance Assurance Process (CAP) program since 2011. All IRS examinations of our tax years prior to 2014 are closed. We continue to participate in the CAP program for the 2014, 2015 and 2016 tax years. We are also under audit by multiple state and foreign tax authorities.

There has been no material change in our unrecognized tax benefit since December 31, 2015.

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

As previously announced, effective January 1, 2016, we reorganized certain product areas of our IDS and IIS businesses to more efficiently leverage our capabilities. Additionally, also effective January 1, 2016, we reclassified, with respect to our IDS, IIS, MS and SAS businesses, acquisition accounting adjustments related to the amortization of acquired intangibles and adjustments to record acquired deferred revenue at fair value, such that they are no longer reported within the business segments and are instead reported in the Acquisition Accounting Adjustments line item. Prior to January 1, 2016, only those acquisition accounting adjustments associated with our ForcepointTM business were reported in the Acquisition Accounting Adjustments line item. The amounts and presentation of our business segments, including corporate and eliminations for intersegment activity, set forth in this Form 10-Q reflect these changes.

Revised financial results for the year ended 2014, and fiscal quarters and year ended 2015 were as follows:

	Three Months Ended				Twelve Months Ended
Revised Total Net Sales (in millions)	Dec 31, 2015	Sep 27, 2015	Jun 28, 2015	Mar 29, 2015	Dec 31, 2015	Dec 31, 2014
Integrated Defense Systems	$1,558	$1,417	$1,565	$1,307	$5,847	$5,600
Intelligence, Information and Services	1,537	1,519	1,594	1,461	6,111	6,222
Missile Systems	1,879	1,645	1,559	1,473	6,556	6,309
Space and Airborne Systems	1,576	1,446	1,416	1,358	5,796	6,075
Forcepoint	133	114	57	24	328	104
Eliminations	(331)	(331)	(333)	(335)	(1,330)	(1,481)
Total business segment sales	6,352	5,810	5,858	5,288	23,308	22,829
Acquisition Accounting Adjustments(1)	(24)	(27)	(10)	—	(61)	(3)
Total	$6,328	$5,783	$5,848	$5,288	$23,247	$22,826
(1)    Adjustments were less than $(1) million for the first quarter of 2015.

	Three Months Ended				Twelve Months Ended
Revised Intersegment Sales (in millions)	Dec 31, 2015	Sep 27, 2015	Jun 28, 2015	Mar 29, 2015	Dec 31, 2015	Dec 31, 2014
Integrated Defense Systems	$14	$14	$18	$18	$64	$96
Intelligence, Information and Services	153	162	159	150	624	686
Missile Systems	40	37	33	33	143	140
Space and Airborne Systems	119	115	119	131	484	548
Forcepoint	5	3	4	3	15	11
Total	$331	$331	$333	$335	$1,330	$1,481

	Three Months Ended				Twelve Months Ended
Revised Operating Income (in millions)	Dec 31, 2015	Sep 27, 2015	Jun 28, 2015	Mar 29, 2015	Dec 31, 2015	Dec 31, 2014
Integrated Defense Systems	$281	$198	$202	$183	$864	$928
Intelligence, Information and Services	111	118	122	295	646	532
Missile Systems	258	219	184	207	868	801
Space and Airborne Systems	239	213	195	182	829	886
Forcepoint	11	20	(1)	—	30	11
Eliminations	(29)	(42)	(36)	(33)	(140)	(149)
Total business segment operating income	871	726	666	834	3,097	3,009
Acquisition Accounting Adjustments	(59)	(63)	(32)	(14)	(168)	(55)
FAS/CAS Adjustment	44	43	49	49	185	286
Corporate	(28)	(9)	(35)	(29)	(101)	(61)
Total	$828	$697	$648	$840	$3,013	$3,179

	Three Months Ended				Twelve Months Ended
Revised Intersegment Operating Income (in millions)	Dec 31, 2015	Sep 27, 2015	Jun 28, 2015	Mar 29, 2015	Dec 31, 2015	Dec 31, 2014
Integrated Defense Systems	$(2)	$1	$2	$1	$2	$7
Intelligence, Information and Services	13	26	15	14	68	67
Missile Systems	5	3	3	4	15	14
Space and Airborne Systems	11	12	12	12	47	52
Forcepoint	2	—	4	2	8	9
Total	$29	$42	$36	$33	$140	$149

Segment financial results for the fiscal quarters ended April 3, 2016 and March 29, 2015 were as follows:

	Three Months Ended
Total Net Sales (in millions)	Apr 3, 2016	Mar 29, 2015
Integrated Defense Systems	$1,337	$1,307
Intelligence, Information and Services	1,493	1,461
Missile Systems	1,720	1,473
Space and Airborne Systems	1,450	1,358
Forcepoint	136	24
Eliminations	(347)	(335)
Total business segment sales	5,789	5,288
Acquisition Accounting Adjustments(1)	(26)	—
Total	$5,763	$5,288
(1)    Adjustments were less than $(1) million for the first quarter of 2015.

	Three Months Ended
Intersegment Sales (in millions)	Apr 3, 2016	Mar 29, 2015
Integrated Defense Systems	$17	$18
Intelligence, Information and Services	167	150
Missile Systems	35	33
Space and Airborne Systems	125	131
Forcepoint	3	3
Total	$347	$335

	Three Months Ended
Operating Income (in millions)	Apr 3, 2016	Mar 29, 2015
Integrated Defense Systems	$147	$183
Intelligence, Information and Services	100	295
Missile Systems	192	207
Space and Airborne Systems	173	182
Forcepoint	14	—
Eliminations	(33)	(33)
Total business segment operating income	593	834
Acquisition Accounting Adjustments	(58)	(14)
FAS/CAS Adjustment	105	49
Corporate	(28)	(29)
Total	$612	$840

	Three Months Ended
Intersegment Operating Income (in millions)	Apr 3, 2016	Mar 29, 2015
Integrated Defense Systems	$—	$1
Intelligence, Information and Services	16	14
Missile Systems	3	4
Space and Airborne Systems	12	12
Forcepoint	2	2
Total	$33	$33

The FAS/CAS Adjustment, which is reported as a separate line in our segment results above, represents the difference between our pension and PRB expense or income under Financial Accounting Standards (FAS) in accordance with U.S. GAAP and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS). The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended
FAS/CAS Adjustment Income (Expense) (In millions)	Apr 3, 2016	Mar 29, 2015
FAS/CAS Pension Adjustment	$105	$48
FAS/CAS PRB Adjustment	—	1
FAS/CAS Adjustment	$105	$49

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Apr 3, 2016	Dec 31, 2015
Integrated Defense Systems(1)	$4,158	$4,132
Intelligence, Information and Services(1)	4,378	4,380
Missile Systems(1)	6,776	6,561
Space and Airborne Systems(1)	6,496	6,416
Forcepoint(1)	2,501	2,486
Corporate	4,520	5,306
Total	$28,829	$29,281

(1)	Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

With respect to the unaudited consolidated financial information of Raytheon Company for the three months ended April 3, 2016 and March 29, 2015, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated April 28, 2016, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of April 3, 2016, and the related consolidated statements of operations and of comprehensive income for the three-month periods ended April 3, 2016 and March 29, 2015 and the consolidated statements of equity and of cash flows for the three-month periods ended April 3, 2016 and March 29, 2015. This interim financial information is the responsibility of the Company’s management.
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
As discussed in Note 2 to the consolidated interim financial information, the Company changed the manner in which it accounts for the income tax effects of share-based payment transactions in 2016.
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 10, 2016, which included a paragraph that described the change in the manner of classification of deferred taxes, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
April 28, 2016

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We develop technologically advanced and integrated products, services and solutions in our core markets: sensing; effects; command, control, communications, computers, cyber and intelligence; mission support; and cybersecurity. We serve both domestic and international customers, primarily as a prime contractor or subcontractor on a broad portfolio of defense and related programs for government customers.

As previously announced, effective January 1, 2016, we reorganized certain product areas of our Integrated Defense Systems (IDS) and Intelligence, Information and Services (IIS) businesses to more efficiently leverage our capabilities. Additionally, also effective January 1, 2016, we reclassified, with respect to our IDS, IIS, Missile Systems (MS) and Space and Airborne Systems (SAS) businesses, acquisition accounting adjustments related to the amortization of acquired intangibles and adjustments to record acquired deferred revenue at fair value, such that they are no longer reported within the business segments and are instead reported in the Acquisition Accounting Adjustments line item. Prior to January 1, 2016, only those acquisition accounting adjustments associated with our ForcepointTM business were reported in the Acquisition Accounting Adjustments line item. The amounts and presentation of our business segments, including corporate and eliminations for intersegment activity, set forth in this Form 10-Q reflect these changes. None of the changes impact our previously reported consolidated balance sheets, statements of operations or statements of cash flows. See "Note 13: Business Segment Reporting" for additional information.

We operate in five segments: IDS; IIS; MS; SAS; and Forcepoint. For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS
As described in our Cautionary Note Regarding Forward-Looking Statements on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may result in differences in the number of work days in the current and comparable prior interim period and could affect period-to-period comparisons. For example, there were 65 workdays in the first quarter of 2016 compared to 61 workdays in the first quarter of 2015, an increase of approximately 7%. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.

Total Net Sales
The composition of external net sales by products and services for IDS, IIS, MS, SAS and Forcepoint for the first quarter of 2016 was relatively consistent with the year ended December 31, 2015, which is shown in the table below.

External Net Sales by Products and Services (% of segment total external net sales)
	IDS	IIS	MS	SAS	Forcepoint
Products	90%	45%	100%	95%	95%
Services	10%	55%	—%	5%	5%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	Apr 3, 2016	Mar 29, 2015
Net sales
Products	$4,789	$4,387	83.1%	83.0%
Services	974	901	16.9%	17.0%
Total net sales	$5,763	$5,288	100.0%	100.0%

Total Net Sales - First Quarter of 2016 vs. First Quarter of 2015—The increase in total net sales of $475 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to higher external net sales of $245 million at MS and $112 million at Forcepoint. The higher external net sales at MS were primarily due to higher net sales on the Paveway™ program principally driven by international requirements and higher net sales on the Advanced Medium-Range Air-to-Air Missile (AMRAAM®) program primarily due to the recognition of previously deferred precontract costs. The higher external net sales at Forcepoint were driven principally by higher sales resulting from the acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016.

Products and Services Net Sales - First Quarter of 2016 vs. First Quarter of 2015—The increase in products net sales of $402 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to higher external products net sales of $244 million at MS, driven principally by the programs described above, and higher external products net sales of $106 million at Forcepoint, driven principally by the acquisitions of Websense and Stonesoft described above. The increase in services net sales of $73 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to higher external services net sales of $41 million at IDS, driven principally by higher services net sales on radar sustainment programs for the Missile Defense Agency and various Patriot support programs.

Sales to Major Customers - First Quarter of 2016 vs. First Quarter of 2015—The following is a breakdown of net sales to major customers:

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	Apr 3, 2016	Mar 29, 2015
Sales to the U.S. government(1)	$3,908	$3,750	68%	71%
Sales to the U.S. Department of Defense(1)	3,724	3,516	65%	66%
Total international sales(2)	1,739	1,485	30%	28%
Foreign direct commercial sales(1)	1,042	804	18%	15%
Foreign military sales through the U.S. government	697	681	12%	13%

(1)	Excludes foreign military sales through the U.S. government.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	Apr 3, 2016	Mar 29, 2015
Cost of sales
Products	$3,598	$3,096	62.4%	58.5%
Services	802	737	13.9%	13.9%
Total cost of sales	$4,400	$3,833	76.3%	72.5%

Total Cost of Sales - First Quarter of 2016 vs. First Quarter of 2015—The increase in total cost of sales of $567 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to higher external cost of sales of $218 million at MS and $197 million at IIS. The increase in external cost of sales at MS was primarily due to the programs discussed above in Total Net Sales. The increase in external cost of sales at IIS was driven principally by a $181 million impact from the eBorders settlement in the first quarter of 2015. In March 2015, Raytheon Systems Limited (RSL) reached a settlement with the UK Home Office concluding the parties' dispute regarding the UK Home Office's July 2010 termination of RSL's eBorders contract within our IIS segment. The settlement included a cash payment from the UK Home Office to RSL of £150 million (approximately $226 million based on foreign exchange rates as of the settlement date) for the resolution of all claims and counterclaims of both parties related to the matter. After certain expenses and derecognition of the outstanding receivables, IIS recorded $181 million in operating income through a reduction in cost of sales.

Products and Services Cost of Sales - First Quarter of 2016 vs. First Quarter of 2015—The increase in products cost of sales of $502 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to higher external products cost of sales of $217 million at MS, driven principally by the programs described above in Total Net Sales, and higher external products cost of sales of $174 million at IIS, driven principally by the $181 million impact from the eBorders settlement in the first quarter of 2015 described above. The increase in services cost of sales of $65 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to higher external services cost of sales of $39 million at IDS, driven principally by the programs described above in Total Net Sales.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	Apr 3, 2016	Mar 29, 2015
Administrative and selling expenses	$552	$473	9.6%	8.9%
Research and development expenses	199	142	3.5%	2.7%
Total general and administrative expenses	$751	$615	13.1%	11.6%

The increase in administrative and selling expenses of $79 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily driven by a $58 million increase at Forcepoint principally driven by the acquisition of Websense.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $13 million and $15 million in the first quarters of 2016 and 2015, respectively.

The increase in research and development expenses of $57 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to increased research and development expenses of $27 million at MS, driven principally by higher independent research and development activity related to advanced technologies, and $22 million at Forcepoint driven by our acquisition of Websense and development activity related to new commercial products.

Total Operating Expenses

	Three Months Ended
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015
Total operating expenses	$5,151	$4,448
% of Total Net Sales	89.4%	84.1%

The increase in total operating expenses of $703 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to the increase in total cost of sales of $567 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015
Operating income	$612	$840
% of Total Net Sales	10.6%	15.9%

The decrease in operating income of $228 million in the first quarter of 2016 compared to the first quarter of 2015 was due to the increase in total operating expenses of $703 million, the primary drivers of which are described above in Total Operating Expenses and includes the $181 million impact from the eBorders settlement in the first quarter of 2015, partially offset by the increase in total net sales of $475 million, the primary drivers of which are described above in Total Net Sales.

Total Non-Operating (Income) Expense, Net

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Non-operating (income) expense, net
Interest expense	$58	$58
Interest income	(4)	(4)
Other (income) expense, net	(2)	(2)
Total non-operating (income) expense, net	$52	$52

Total non-operating (income) expense, net in the first quarter of 2016 was consistent with the first quarter of 2015.

Federal and Foreign Income Taxes

	Three Months Ended
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015
Federal and foreign income taxes	$156	$234
Effective tax rate	27.9%	29.7%

Our effective tax rate in the first quarter of 2016 was 27.9% compared to 29.7% in the first quarter of 2015. The decrease of 1.8% was primarily due to the tax benefit recognized upon settlement of stock-based awards due to the adoption of the new accounting standard for stock-based compensation discussed further in "Note 2: Accounting Standards", which decreased the rate by 2.9%, partially offset by the foreign rate differential which increased the rate by 1.3% and is primarily driven by the tax impact of the eBorders settlement in the first quarter of 2015. The remaining decrease of 0.2% is composed of various items which individually or collectively are not significant. The adoption of the new accounting standard could result in fluctuations in our effective tax rate period over period depending on how many awards vest in a quarter.

Our effective tax rate in the first quarter of 2016 was 7.1% lower than the statutory federal rate primarily due to the domestic manufacturing deduction which decreased the rate by 3.7%, and the tax benefit recognized upon settlement of stock-based awards as discussed above, which decreased the rate by 2.9%. The remaining decrease of 0.5% is composed of various items which individually or collectively are not significant.

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

Income from Continuing Operations

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Income from continuing operations	$404	$554

The decrease in income from continuing operations of $150 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to a decrease of $228 million in operating income, the primary drivers of which are described above in Operating Income, partially offset by a decrease of $78 million in federal and foreign income taxes, related primarily to the decrease in operating income and the change in effective tax rate described above in Federal and Foreign Income Taxes.

Net Income

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Net income	$405	$554

The decrease in net income of $149 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to the $150 million decrease in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted Earnings Per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended
(In millions, except per share amounts)	Apr 3, 2016	Mar 29, 2015
Income from continuing operations attributable to Raytheon Company	$428	$551
Diluted weighted-average shares outstanding	299.6	308.6
Diluted EPS from continuing operations attributable to Raytheon Company	$1.43	$1.78

The decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.35 in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to the decrease in income from continuing operations described above, partially offset by a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Beginning balance	299.0	307.3
Stock plans activity	1.4	1.8
Share repurchases	(3.5)	(3.2)
Ending balance	296.9	305.9

Diluted EPS from Discontinued Operations Attributable to Raytheon Company Common Stockholders
Diluted EPS from discontinued operations attributable to Raytheon Company common stockholders was earnings of less than $0.01 for the first quarters of 2016 and 2015.

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended
(In millions, except per share amounts)	Apr 3, 2016	Mar 29, 2015
Net income attributable to Raytheon Company	$429	$551
Diluted weighted-average shares outstanding	299.6	308.6
Diluted EPS attributable to Raytheon Company	$1.43	$1.79

The decrease in diluted EPS attributable to Raytheon Company common stockholders of $0.36 in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to the $0.35 decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

SEGMENT RESULTS
We report our results in the following segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Forcepoint.

As previously announced, effective January 1, 2016, we reorganized certain product areas of our IDS and IIS businesses to more efficiently leverage our capabilities. Additionally, also effective January 1, 2016, we reclassified, with respect to our IDS, IIS, MS and SAS businesses, acquisition accounting adjustments related to the amortization of acquired intangibles and adjustments to record acquired deferred revenue at fair value, such that they are no longer reported within the business segments and are instead reported in the Acquisition Accounting Adjustments line item. Prior to January 1, 2016, only those acquisition accounting adjustments associated with our ForcepointTM business were reported in the Acquisition Accounting Adjustments line item. The amounts and presentation of our business segments, including corporate and eliminations for intersegment activity, set forth in this Form 10-Q reflect these changes. None of the changes impact our previously reported consolidated balance sheets, statements of operations or statements of cash flows. See "Note 13: Business Segment Reporting" for additional information.

Revised financial results for the year ended 2014, and fiscal quarters and year ended 2015 were as follows:

	Three Months Ended				Twelve Months Ended
Revised Total Net Sales (in millions)	Dec 31, 2015	Sep 27, 2015	Jun 28, 2015	Mar 29, 2015	Dec 31, 2015	Dec 31, 2014
Integrated Defense Systems	$1,558	$1,417	$1,565	$1,307	$5,847	$5,600
Intelligence, Information and Services	1,537	1,519	1,594	1,461	6,111	6,222
Missile Systems	1,879	1,645	1,559	1,473	6,556	6,309
Space and Airborne Systems	1,576	1,446	1,416	1,358	5,796	6,075
Forcepoint	133	114	57	24	328	104
Eliminations	(331)	(331)	(333)	(335)	(1,330)	(1,481)
Total business segment sales	6,352	5,810	5,858	5,288	23,308	22,829
Acquisition Accounting Adjustments(1)	(24)	(27)	(10)	—	(61)	(3)
Total	$6,328	$5,783	$5,848	$5,288	$23,247	$22,826
(1)    Adjustments were less than $(1) million for the first quarter of 2015.

	Three Months Ended				Twelve Months Ended
Revised Operating Income (in millions)	Dec 31, 2015	Sep 27, 2015	Jun 28, 2015	Mar 29, 2015	Dec 31, 2015	Dec 31, 2014
Integrated Defense Systems	$281	$198	$202	$183	$864	$928
Intelligence, Information and Services	111	118	122	295	646	532
Missile Systems	258	219	184	207	868	801
Space and Airborne Systems	239	213	195	182	829	886
Forcepoint	11	20	(1)	—	30	11
Eliminations	(29)	(42)	(36)	(33)	(140)	(149)
Total business segment operating income	871	726	666	834	3,097	3,009
Acquisition Accounting Adjustments	(59)	(63)	(32)	(14)	(168)	(55)
FAS/CAS Adjustment	44	43	49	49	185	286
Corporate	(28)	(9)	(35)	(29)	(101)	(61)
Total	$828	$697	$648	$840	$3,013	$3,179

	Three Months Ended				Twelve Months Ended
Revised Bookings (in millions)	Dec 31, 2015	Sep 27, 2015	Jun 28, 2015	Mar 29, 2015	Dec 31, 2015	Dec 31, 2014
Integrated Defense Systems	$1,754	$657	$2,650	$1,328	$6,389	$6,174
Intelligence, Information and Services	1,371	1,532	1,425	1,088	5,416	5,984
Missile Systems	2,733	1,780	2,216	1,405	8,134	6,383
Space and Airborne Systems	1,848	1,217	1,240	631	4,936	5,410
Forcepoint	155	129	49	19	352	101
Total	$7,861	$5,315	$7,580	$4,471	$25,227	$24,052

Revised Funded Backlog (in millions)	Dec 31, 2015	Dec 31, 2014
Integrated Defense Systems	$8,961	$8,257
Intelligence, Information and Services	2,933	3,536
Missile Systems	7,998	6,992
Space and Airborne Systems	4,692	4,259
Forcepoint(1)	476	48
Total	$25,060	$23,092

(1)
Forcepoint funded backlog excludes the unfavorable impact of $86 million and less than $1 million at December 31, 2015 and December 31, 2014, respectively, related to the acquisition accounting adjustments to record acquired deferred revenue at fair value.

Revised Total Backlog (in millions)	Dec 31, 2015	Dec 31, 2014
Integrated Defense Systems	$10,629	$10,362
Intelligence, Information and Services	6,367	6,958
Missile Systems	10,885	9,269
Space and Airborne Systems	6,309	6,930
Forcepoint(1)	479	52
Total	$34,669	$33,571

(1)
Forcepoint total backlog excludes the unfavorable impact of $86 million and less than $1 million at December 31, 2015 and December 31, 2014, respectively, related to the acquisition accounting adjustments to record acquired deferred revenue at fair value.

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

Bookings are impacted by the timing and amounts of awards in a given period, which are subject to numerous factors, including the desired capability by the customer and urgency of customer needs; customer budgets and other fiscal constraints; political and economic and other environmental factors; the timing of customer negotiations; the timing of governmental approvals and notifications; and the timing of option exercises or increases in scope. In addition, due to these factors, quarterly bookings tend to fluctuate from period to period, particularly on a segment basis. As a result, we believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods and that shorter term changes in bookings may not necessarily indicate a material trend.

	Three Months Ended
Bookings (in millions)	Apr 3, 2016	Mar 29, 2015
Integrated Defense Systems	$1,017	$1,328
Intelligence, Information and Services	1,253	1,088
Missile Systems	1,632	1,405
Space and Airborne Systems	2,202	631
Forcepoint	97	19
Total	$6,201	$4,471

Included in bookings were international bookings of $1,655 million and $1,505 million in the first quarters of 2016 and 2015, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 27% and 34% of total bookings in the first quarters of 2016 and 2015, respectively.

We record bookings for not-to-exceed contract awards (e.g., undefinitized contract awards, binding letter agreements) based on reasonable estimates of expected contract definitization, which generally will not be less than 75% of the award. We subsequently adjust bookings to reflect the actual amounts definitized or, when prior to definitization, when facts and circumstances indicate that our previously estimated amounts are no longer reasonable. The timing of awards that may cover multiple fiscal years influences the size of bookings in each year. Bookings exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ) type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs and the impact is determinable.

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

	Funded Backlog		Total Backlog
Backlog (in millions)	Apr 3, 2016	Dec 31, 2015	Apr 3, 2016	Dec 31, 2015
Integrated Defense Systems	$8,776	$8,961	$10,242	$10,629
Intelligence, Information and Services	2,962	2,933	6,075	6,367
Missile Systems	8,332	7,998	10,822	10,885
Space and Airborne Systems	5,618	4,692	7,147	6,309
Forcepoint(1)	480	476	482	479
Total	$26,168	$25,060	$34,768	$34,669

(1)
Forcepoint funded and total backlog excludes the unfavorable impact of $97 million and $86 million at April 3, 2016 and December 31, 2015, respectively, related to the acquisition accounting adjustments to record acquired deferred revenue at fair value.

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

Total net sales by segment were as follows:

	Three Months Ended
Total Net Sales (in millions)	Apr 3, 2016	Mar 29, 2015
Integrated Defense Systems	$1,337	$1,307
Intelligence, Information and Services	1,493	1,461
Missile Systems	1,720	1,473
Space and Airborne Systems	1,450	1,358
Forcepoint	136	24
Eliminations	(347)	(335)
Total business segment sales	5,789	5,288
Acquisition Accounting Adjustments(1)	(26)	—
Total	$5,763	$5,288
(1)    Adjustments were less than $(1) million for the first quarter of 2015.

Total Operating Expenses—We generally disclose operating expenses for each segment in terms of the following: 1) cost of sales—labor; 2) cost of sales—materials and subcontractors; and 3) other costs of sales and other operating expenses. Included in cost of sales—labor is the incurred direct labor associated with the performance of contracts in the current period and any applicable overhead and fringe costs. Included in cost of sales—materials and subcontractors is the incurred direct materials, subcontractor costs (which could include effort performed by other Raytheon segments or locations) and applicable overhead allocations in the current period. Included in other cost of sales and other operating expenses is other direct costs not captured in labor or material and subcontractor costs, such as precontract costs previously deferred, costs previously deferred into inventory on contracts using commercial or units of delivery accounting, applicable overhead allocations, general and administrative expenses, which include administrative and selling expenses (including bid and proposal costs) and research and development expenses, other direct costs (such as ancillary services and travel expenses) and adjustments for loss contracts.

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

Changes in net EAC adjustments typically relate to the current period impact of revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. For a full description of our EAC process, refer to "Note 3: Changes in Estimates under Percentage of Completion Contract Accounting". Given that we have thousands of individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

	Three Months Ended
EAC Adjustments (in millions)	Apr 3, 2016	Mar 29, 2015
Gross favorable	$179	$181
Gross unfavorable	(158)	(60)
Total net EAC adjustments	$21	$121

Significant EAC adjustments in the first quarters of 2016 and 2015 are discussed in the Operating Income and Margin section of each business segment's discussion below. The decrease in net EAC adjustments of $100 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to the decrease in net EAC adjustments at MS and IDS. Refer to the individual segment results for further information.

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

Operating income by segment was as follows:

	Three Months Ended
Operating Income (in millions)	Apr 3, 2016	Mar 29, 2015
Integrated Defense Systems	$147	$183
Intelligence, Information and Services	100	295
Missile Systems	192	207
Space and Airborne Systems	173	182
Forcepoint	14	—
Eliminations	(33)	(33)
Total business segment operating income	593	834
Acquisition Accounting Adjustments	(58)	(14)
FAS/CAS Adjustment	105	49
Corporate	(28)	(29)
Total	$612	$840

Integrated Defense Systems
	Three Months Ended
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	% Change
Total net sales	$1,337	$1,307	2.3%
Total operating expenses
Cost of sales—labor	509	454	12.1%
Cost of sales—materials and subcontractors	453	478	(5.2)%
Other cost of sales and other operating expenses	228	192	18.8%
Total operating expenses	1,190	1,124	5.9%
Operating income	$147	$183	(19.7)%
Operating margin	11.0%	14.0%

Change in Operating Income (in millions)	Three Months Ended Apr 3, 2016 Versus Three Months Ended Mar 29, 2015
Volume		$10
Net change in EAC adjustments		(40)
Mix and other performance		(6)
Total change in operating income		$(36)

	Three Months Ended
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	% Change
Bookings	$1,017	$1,328	(23.4)%

Total Net Sales—The increase in total net sales of $30 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to $105 million of higher net sales on an international Patriot program awarded in the second quarter of 2015 and $66 million of higher net sales on an international Patriot program awarded in the fourth quarter of 2014, partially offset by lower net sales of $51 million from the scheduled completion of certain production phases on an international air and missile defense systems program, $42 million from the scheduled completion of certain production phases on our missile defense radar production programs, and $32 million on an international command and control program primarily due to the EAC adjustment described below in Operating Income and Margin.

Total Operating Expenses—The increase in total operating expenses of $66 million in the first quarter of 2016 compared to the first quarter of 2015 was due to an increase in labor costs of $55 million and an increase in other cost of sales and other operating expenses of $36 million, partially offset by a decrease in materials and subcontractors costs of $25 million. The increase in labor costs was primarily due to the activity on the international Patriot programs awarded in the fourth quarter of 2014 and second quarter of 2015 described above in Total Net Sales. The increase in other cost of sales and other operating expenses was primarily due to a $22 million change in previously deferred precontract costs related to an international integrated air and missile defense systems program awarded in the first quarter of 2016. The decrease in materials and subcontractors costs was primarily due to lower activity on an international air and missile defense systems program due to scheduled production phases and lower activity spread across numerous programs with no individual or common significant driver, partially offset by increased activity on the international Patriot program awarded in the second quarter of 2015 described above in Total Net Sales.

Operating Income and Margin—The decrease in operating income of $36 million and the related decrease in operating margin in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to a net change in EAC adjustments of $40 million, driven principally by a $36 million negative profit adjustment in the first quarter of 2016 on an international command and control program driven by costs to replace or repair shelters which the subcontractor refused to remedy resulting in the subcontractor being terminated.

Backlog and Bookings—Backlog was $10,242 million at April 3, 2016 compared to $10,629 million at December 31, 2015. The decrease in backlog of $387 million at April 3, 2016 compared to December 31, 2015 was primarily due to sales in excess of bookings at our Integrated Air and Missile Defense product line. Bookings decreased by $311 million in the first quarter of 2016 compared to the first quarter of 2015. In the first quarter of 2016, IDS booked $191 million to provide Patriot engineering services support for U.S. and international customers and $84 million to provide advanced Patriot air and missile defense capability for the U.S. Army. IDS also booked $198 million on a classified program. In the first quarter of 2015, IDS booked $769 million to provide advanced Patriot air and missile defense capability for the Republic of Korea. IDS also booked $213 million to provide Patriot engineering services support for U.S. and international customers.

Intelligence, Information and Services
	Three Months Ended
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	% Change
Total net sales	$1,493	$1,461	2.2%
Total operating expenses
Cost of sales—labor	635	588	8.0%
Cost of sales—materials and subcontractors	573	580	(1.2)%
Other cost of sales and other operating expenses	185	(2)	NM
Total operating expenses	1,393	1,166	19.5%
Operating income	$100	$295	(66.1)%
Operating margin	6.7%	20.2%
NM = Not meaningful

Change in Operating Income (in millions)	Three Months Ended Apr 3, 2016 Versus Three Months Ended Mar 29, 2015
Volume		$4
Net change in EAC adjustments		(2)
Mix and other performance		(197)
Total change in operating income		$(195)

	Three Months Ended
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	% Change
Bookings	$1,253	$1,088	15.2%

Total Net Sales—The increase in total net sales of $32 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to higher net sales of $30 million on various cybersecurity and special missions programs driven by higher activity on recent acquisitions, partially offset by lower net sales of $24 million on training activities on the Air Traffic Control Optimum Training Solutions (ATCOTS) contract for the Federal Aviation Administration (FAA), which ended in 2015, with the remaining change in total net sales spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The increase in total operating expenses of $227 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to an increase in other cost of sales and other operating expenses of $187 million and an increase in labor costs of $47 million. The increase in other cost of sales and other operating expenses was driven principally by the $181 million impact from the eBorders settlement in the first quarter of 2015 as described in Consolidated Results of Operations. The increase in labor costs was spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—The decrease in operating income of $195 million and the related decrease in operating margin in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to a change in mix and other performance of $197 million, driven principally by the $181 million impact of the eBorders settlement in the first quarter of 2015. The remaining change in mix and other performance was spread across numerous programs with no individual or common significant driver.

Backlog and Bookings—Backlog was $6,075 million at April 3, 2016 compared to $6,367 million at December 31, 2015. Bookings increased by $165 million in the first quarter of 2016 compared to the first quarter of 2015. In the first quarter of 2016, IIS booked $301 million for a U.S. Air Force program and $555 million on a number of classified contracts. In the first quarter of 2015, IIS booked $103 million on the Wide Area Augmentation System (WAAS) program for the FAA and $547 million on a number of classified contracts.

Missile Systems
	Three Months Ended
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	% Change
Total net sales	$1,720	$1,473	16.8%
Total operating expenses
Cost of sales—labor	526	480	9.6%
Cost of sales—materials and subcontractors	646	627	3.0%
Other cost of sales and other operating expenses	356	159	123.9%
Total operating expenses	1,528	1,266	20.7%
Operating income	$192	$207	(7.2)%
Operating margin	11.2%	14.1%

Change in Operating Income (in millions)	Three Months Ended Apr 3, 2016 Versus Three Months Ended Mar 29, 2015
Volume		$33
Net change in EAC adjustments		(69)
Mix and other performance		21
Total change in operating income		$(15)

	Three Months Ended
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	% Change
Bookings	$1,632	$1,405	16.2%

Total Net Sales—The increase in total net sales of $247 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to $167 million of higher net sales on the Paveway program principally driven by international requirements and $83 million of higher net sales on the AMRAAM program primarily due to the recognition of previously deferred precontract costs.

Total Operating Expenses—The increase in total operating expenses of $262 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to an increase in other cost of sales and other operating expenses of $197 million and an increase in labor costs of $46 million. The increase in other cost of sales and other operating expenses was driven principally by a $94 million change in previously deferred precontract costs based on contract awards or funding and a $25 million favorable resolution of a contractual issue in the first quarter of 2015. The increase in labor costs was spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—The decrease in operating income of $15 million in the first quarter of 2016 compared to the first quarter of 2015 was due to a net change in EAC adjustments of $69 million, partially offset by an increase in volume of $33 million and a change in mix and other performance of $21 million. The net change in EAC adjustments was principally driven by a $24 million unfavorable change on a missile defense interceptor program driven primarily by a decrease in estimated incentive fees due to re-phasing incentive events and an increase in expected costs to complete the program in the first quarter of 2016, and a $25 million favorable resolution of a contractual issue in the first quarter of 2015. The increase in volume was driven principally by the programs described above in Total Net Sales. The change in mix and other performance was primarily due to increased volume on the Paveway program described above in Total Net Sales. The decrease in operating margin in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to the net change in EAC adjustments, partially offset by the change in mix and other performance.

Backlog and Bookings—Backlog was $10,822 million at April 3, 2016 compared to $10,885 million at December 31, 2015. Bookings increased by $227 million in the first quarter of 2016 compared to the first quarter of 2015. In the first quarter of 2016, MS booked $646 million for AMRAAM for the U.S. Air Force, U.S. Navy and international customers, $272 million for Standard Missile-6 (SM-6™) for the U.S. Navy and $225 million for Paveway for the U.S. Air Force and international customers. In the first quarter of 2015, MS booked $539 million for AMRAAM for the U.S. Air Force, U.S. Navy and international customers, $231 million for Tomahawk for the U.S. Navy, $110 million for SM-6 for the U.S. Navy and $92 million for Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force.

Space and Airborne Systems
	Three Months Ended
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	% Change
Total net sales	$1,450	$1,358	6.8%
Total operating expenses
Cost of sales—labor	600	607	(1.2)%
Cost of sales—materials and subcontractors	392	333	17.7%
Other cost of sales and other operating expenses	285	236	20.8%
Total operating expenses	1,277	1,176	8.6%
Operating income	$173	$182	(4.9)%
Operating margin	11.9%	13.4%

Change in Operating Income (in millions)	Three Months Ended Apr 3, 2016 Versus Three Months Ended Mar 29, 2015
Volume		$15
Net change in EAC adjustments		11
Mix and other performance		(35)
Total change in operating income		$(9)

	Three Months Ended
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	% Change
Bookings	$2,202	$631	249.0%

Total Net Sales—The increase in total net sales of $92 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to higher net sales of $129 million on classified programs, including an international classified program awarded in the first quarter of 2016. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The increase in total operating expenses of $101 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to an increase in materials and subcontractors costs of $59 million and an increase in other costs of sales and other operating expenses of $49 million. The increase in materials and subcontractors costs was primarily driven by the activity described above in Total Net Sales. The increase in other cost of sales and other operating expenses was primarily due to the amount of previously deferred precontract costs based on contract awards or funding, which had an impact of $50 million. In the first quarter of 2016, we eliminated intra-segment charging between SAS product lines for work performed on other SAS product lines’ contracts. First quarter of 2015 operating expense amounts have been retroactively reclassified to reflect these changes resulting in a $31 million and $62 million increase in other cost of sales and other operating expenses and labor costs, respectively, and a corresponding $93 million decrease in materials and subcontractors costs.

Operating Income and Margin—The decrease in operating income of $9 million in the first quarter of 2016 compared to the first quarter of 2015 was due to a change in mix and other performance of $35 million, partially offset by an increase in volume of $15 million and a net change in EAC adjustments of $11 million. The change in mix and other performance was primarily driven by international F-15 Radar programs, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in volume was principally driven by the programs described above in Total Net Sales. The net change in EAC adjustments was primarily driven by efficiencies on two international tactical radar systems programs in the first quarter of 2016 and efficiencies on the classified programs described above in Total Net Sales. The decrease in operating margin in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

Backlog and Bookings—Backlog was $7,147 million at April 3, 2016 compared to $6,309 million at December 31, 2015. The increase in backlog of $838 million or 13% at April 3, 2016 compared to December 31, 2015 was primarily due to bookings in excess of sales in the first quarter of 2016, principally within our Intelligence, Surveillance and Reconnaissance Systems product line. Bookings increased by $1,571 million in the first quarter of 2016 compared to the first quarter of 2015. In the first quarter of 2016, SAS booked over $650 million on an international classified program, $553 million on the Joint Polar Satellite System (JPSS) program for NASA, and $470 million on a number of domestic classified contracts. In the first quarter of 2015, SAS booked $210 million on a number of classified contracts.

Forcepoint
	Three Months Ended
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	% Change
Total net sales	$136	$24	NM
Total operating expenses
Cost of sales	24	6	NM
Selling and marketing	48	5	NM
Research and development	32	10	NM
General and administrative	18	3	NM
Total operating expenses	122	24	NM
Operating income (loss)	$14	$—	NM
Operating margin	10.3%	—%
NM = Not meaningful

	Three Months Ended
(In millions, except percentages)	Apr 3, 2016	Mar 29, 2015	% Change
Bookings	$97	$19	NM
NM = Not meaningful

Total Net Sales—The increase in total net sales of $112 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to $105 million of higher sales resulting from the acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016. Total net sales in the first quarter of 2016 excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

Total Operating Expenses—We disclose our operating expenses for Forcepoint, which excludes amortization of acquired intangible assets, in terms of the following:

•
Cost of sales—labor and overhead costs associated with analytic and technical support services; infrastructure costs associated with maintaining our databases; and labor, materials and overhead costs associated with providing our product offerings.

•
Selling and marketing—labor costs related to personnel engaged in selling and marketing and customer support functions; costs related to public relations, advertising, promotions and travel; and related overhead costs.

•	Research and development—labor costs for the development and management of new and existing products, and related overhead costs.

•	General and administrative expenses—labor costs for our executive, finance and administrative personnel; third party professional service fees; and related overhead costs.

Total operating expenses in the first quarter of 2016 increased $98 million compared to the first quarter of 2015. The increase in all of the categories of total operating expenses was primarily due to the acquisition of Websense. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments.

Operating Income and Margin—The increase in operating income of $14 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to the acquisition of Websense. Operating income excludes the acquisition accounting adjustments described below in Acquisition Accounting Adjustments. The increase in operating margin in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to the acquisition of Websense.

Backlog and Bookings—Backlog was $482 million at April 3, 2016 compared to $479 million at December 31, 2015. Bookings increased by $78 million in the first quarter of 2016 compared to the first quarter of 2015 primarily due to the acquisition of Websense.

Acquisition Accounting Adjustments
Acquisition Accounting Adjustments include the adjustments to record acquired deferred revenue at fair value as part of our purchase price allocation process ("deferred revenue adjustment") and the amortization of acquired intangible assets related to historical acquisitions. These adjustments are not considered part of management's evaluation of segment results.

The components of Acquisition Accounting Adjustments were as follows:

	Three Months Ended
(in millions)	Apr 3, 2016	Mar 29, 2015
Deferred revenue adjustment(1)	$(26)	$—
Amortization of acquired intangibles	(32)	(14)
Total Acquisition Accounting Adjustments	$(58)	$(14)

(1)	The deferred revenue adjustment to operating income was less than $1 million for the first quarter of 2015.

The deferred revenue adjustment for the first quarter of 2016 and the first quarter of 2015 all relates to the Forcepoint segment.

Amortization of acquired intangibles by segment was as follows:

	Three Months Ended
(in millions)	Apr 3, 2016	Mar 29, 2015
Integrated Defense Systems	$—	$—
Intelligence, Information and Services	5	3
Missile Systems	—	—
Space and Airborne Systems	5	9
Forcepoint	22	2
Total	$32	$14

The change in our Acquisition Accounting Adjustments of $44 million in the first quarter of 2016 compared to the first quarter of 2015 was due to a $26 million increase in the deferred revenue adjustment and an $18 million increase in the intangibles amortization adjustment, both principally driven by the acquisition of Websense in the second quarter of 2015.

FAS/CAS Adjustment
The FAS/CAS Adjustment represents the difference between our pension and other postretirement benefit (PRB) expense or income under Financial Accounting Standards (FAS) requirements under U.S. Generally Accepted Accounting Principles (GAAP) and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS). The results of each segment only include pension and PRB expense under CAS that we generally recover through the pricing of our products and services to the U.S. government.

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended
FAS/CAS Adjustment Income (Expense) (In millions)	Apr 3, 2016	Mar 29, 2015
FAS/CAS Pension Adjustment	$105	$48
FAS/CAS PRB Adjustment	—	1
FAS/CAS Adjustment	$105	$49
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
FAS (expense)	$(265)	$(291)
CAS expense	370	339
FAS/CAS Pension Adjustment	$105	$48

The change in our FAS/CAS Pension Adjustment of $57 million in the first quarter of 2016 compared to the first quarter of 2015 was driven by a $31 million increase in our CAS expense and a $26 million decrease in our FAS expense. The increase in our CAS expense in the first quarter of 2016 was primarily due to the CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with the Pension Protection Act of 2006, to measure liabilities in determining the CAS pension expense. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expense has been included in our contracts through our overhead forward pricing rates. The decrease in our FAS expense in the first quarter of 2016 was primarily due to the higher discount rate at December 31, 2015 compared to the discount rate at December 31, 2014.

Corporate
Corporate operating income consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Corporate	$(28)	$(29)

Operating income related to Corporate in the first quarter of 2016 was relatively consistent with the first quarter of 2015.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at April 3, 2016 and December
31, 2015:

(In millions)	Apr 3, 2016	Dec 31, 2015
Cash and cash equivalents	$1,934	$2,328
Short-term investments	711	872
Working capital	3,610	3,686
Amount available under credit facilities	1,250	1,250

Operating Activities

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Net cash provided by (used in) operating activities from continuing operations	$325	$55
Net cash provided by (used in) operating activities	326	56

The increase in net cash provided by operating activities from continuing operations of $270 million in the first quarter of 2016 compared to the first quarter of 2015, was primarily due to the timing of collections and tax refunds received in the first quarter of 2016, partially offset by the timing of payroll payments.

Pension Plan Contributions—We made the following contributions to our pension and PRB plans during the first quarters of 2016 and 2015:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Required pension contributions	$43	$22
PRB contributions	5	5

Tax Payments and Refunds—We made or (received) the following net tax payments or (refunds) during the first quarters of 2016 and 2015:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Federal	$(165)	$(7)
Foreign	2	2
State	9	11

We expect full-year net federal, foreign and state tax payments to be approximately $768 million in 2016.

Interest Payments—We made interest payments on our outstanding debt of $33 million in the first quarters of 2016 and 2015.

Investing Activities

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Net cash provided by (used in) investing activities	$(91)	$136

The change in net cash provided by (used in) investing activities of $227 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to our short-term investments activity and additions to property, plant and equipment, both described below.

Additions to Property Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Additions to property, plant and equipment	$150	$55
Additions to capitalized internal use software	12	13

We expect our property, plant and equipment and internal use software expenditures to be between approximately $415–$475 million and $60–$80 million, respectively, in 2016, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Purchases of short-term investments	$—	$(148)
Sales of short-term investments	—	135
Maturities of short-term investments	127	250

Acquisitions—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria. Payments for purchases of acquired companies, net of cash acquired, were as follows:

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Payments for purchases of acquired companies, net of cash acquired	$(57)	$(6)

The increase of $51 million in payments for purchases of acquired companies, net of cash acquired, was due to Forcepoint's acquisition of the Stonesoft next-generation firewall (NGFW) business, including the Sidewinder proxy firewall technology, in January 2016. Vista Equity Partners contributed 19.7% of the purchase price, which is reflected in contributions from noncontrolling interests in financing activities in our consolidated statements of cash flows.

Financing Activities

	Three Months Ended
(In millions)	Apr 3, 2016	Mar 29, 2015
Net cash provided by (used in) financing activities	$(629)	$(508)

We have used cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash used in financing activities of $121 million in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to our share repurchases as described below.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2013, our Board authorized the repurchase of up to $2.0 billion. Our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock in November 2015. At April 3, 2016, we had approximately $2.1 billion available under these repurchase programs. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards (RSAs), restricted stock units (RSUs), stock options and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Three Months Ended
(In millions)	Apr 3, 2016		Mar 29, 2015
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$400	3.2	$300	2.8
Shares repurchased to satisfy tax withholding obligations	34	0.3	40	0.4
Total share repurchases	$434	3.5	$340	3.2

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Three Months Ended
(In millions, except per share amounts)	Apr 3, 2016	Mar 29, 2015
Cash dividends declared per share	$0.7325	$0.67
Total dividends paid	201	186
In March 2016, our Board of Directors authorized a 9% increase to our annual dividend payout rate from $2.68 to $2.93 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $5.3 billion at April 3, 2016 and December 31, 2015. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $2.6 billion and $3.2 billion at April 3, 2016 and December 31, 2015, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $670 million and $1,040 million at April 3, 2016 and December 31, 2015, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020 and terminated the previous $1.4 billion credit facility entered into in December 2011. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at April 3, 2016, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from 20 separate highly rated lenders, each committing no more than 10% of the facility. As of April 3, 2016 and December 31, 2015 there were no borrowings outstanding under the $1.25 billion credit facility. We had no outstanding letters of credit at April 3, 2016 or December 31, 2015.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the three months ended April 3, 2016 and full-year 2015. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 34.5% at April 3, 2016. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor’s (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of April 3, 2016 to our short-term and long-term senior unsecured debt:

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

(In millions, except percentages)	Apr 3, 2016	Dec 31, 2015
Total remediation costs—undiscounted	$225	$224
Weighted average discount rate	5.2%	5.2%
Total remediation costs—discounted	$157	$149
Recoverable portion	98	94

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

(In millions)	Apr 3, 2016	Dec 31, 2015
Guarantees	$215	$213
Letters of credit	2,591	2,242
Surety bonds	255	264

Included in guarantees and letters of credit described above were $205 million and $190 million, respectively, at April 3, 2016, and $203 million and $187 million, respectively, at December 31, 2015, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to meet their obligations described above. At April 3, 2016, we believe the risk that TRS and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at April 3, 2016. We had an estimated liability of $8 million at April 3, 2016 and December 31, 2015 related to these guarantees and letters of credit.

In 2001, we formed the TRS joint venture with Thales S.A. On December 24, 2015, Thales S.A. and Raytheon entered into a letter agreement relating to the joint venture agreement for the TRS joint venture (excluding Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S (TRS AMDC2), previously called Air Command Systems International S.A.S). The letter agreement contemplates that the parties will use their commercially reasonable efforts to amend the joint venture agreement on or before June 30, 2016 to reduce its existing scope of work to NATO-only business opportunities involving air command and control systems. In connection with the contemplated changes, we will reacquire Thales S.A.'s noncontrolling interest in Thales-Raytheon Systems LLC (TRS LLC) and sell our equity method interest in Thales-Raytheon Systems Company S.A.S. (TRS SAS), with a net payment due to Thales S.A. totaling $90 million based on the relative values and undistributed earnings of TRS LLC and TRS SAS. Any gain or loss resulting from the transactions contemplated by the letter agreement will be recognized upon completion of a definitive agreement and resolution of all contingencies which is expected to occur on or before June 30, 2016. The TRS joint venture will continue to operate under the current structure until the close of the transactions.

We have an international classified contract of approximately $400 million that did not achieve certain contractual milestones in 2015. We are working with the customer to complete the milestones quickly and we currently do not expect to be terminated on the program. However, if we were terminated for default, it could result in a write-off currently estimated at approximately $200 million.

The joint venture agreement between Raytheon and Vista Equity Partners relating to Forcepoint provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option any time after two years following the closing date. In the event of a put option, Vista Equity Partners could require Raytheon to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, at any time after three years following the closing date, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At April 3, 2016, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5.5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

As a U.S. government contractor, we are subject to many levels of audit and investigation by the U.S. government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA); the Defense Contract Management Agency (DCMA); the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies; the Government Accountability Office; the Department of Justice (DoJ); and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DoJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. Other than as specifically disclosed herein, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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

Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, the ASU requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The ASU also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. In addition, the ASU also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We have elected to early adopt the requirements of the amended standard in the current period. In accordance with U.S. GAAP, we have adopted the amendment requiring recognition of excess tax benefits and tax deficiencies in the income statement prospectively beginning in the quarter ended April 3, 2016, which could result in fluctuations in our effective tax rate period over period depending on how many awards vest in a quarter. In addition, we elected to adopt the amendment related to the presentation of excess tax benefits within operating activities on the statement of cash flows prospectively beginning in the quarter ended April 3, 2016. We have previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore there is no change related to this requirement. Furthermore, we have elected to change our accounting policy to account for forfeitures when they occur for consistency with our government recovery accounting practices on a modified retrospective basis.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. We expect the standard to have a material impact on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, we expect to continue using the cost-to-cost percentage of completion method to recognize revenue for most of our long-term contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

Other new pronouncements issued but not effective until after April 3, 2016 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of April 3, 2016 and December 31, 2015 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at April 3, 2016 and December 31, 2015.

Principal payments and interest rate detail for long-term debt by contractual maturity dates as of April 3, 2016 and December 31, 2015, respectively, were as follows:

(In millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$591	$—	$1,500	$3,292	$5,383	$6,046
Average interest rate	—	—	6.549%	—	3.550%	4.229%	4.295%

(In millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$591	$—	$1,500	$3,292	$5,383	$5,826
Average interest rate	—	—	6.549%	—	3.550%	4.229%	4.295%

In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,193 million and $1,076 million at April 3, 2016 and December 31, 2015, respectively. The net notional exposure of these contracts was approximately $113 million and $117 million at April 3, 2016 and December 31, 2015, respectively.

For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $27 million and $9 million were included in other assets, net, and unrealized losses of $40 million and $29 million were included in other accrued expenses at April 3, 2016 and December 31, 2015, respectively.

Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At April 3, 2016, we had short-term investments with a fair value of $711 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit which had an average maturity of three months).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of April 3, 2016.
Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of April 3, 2016 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We primarily engage in providing products and services under contracts with the U.S. government and, to a lesser degree, under direct foreign sales contracts, some of which the U.S. government funds. As a U.S. government contractor, we are subject to many levels of audit and investigation by the U.S. government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA); the Defense Contract Management Agency (DCMA); the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies; the Government Accountability Office; the Department of Justice (DoJ); and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DoJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. Other than as specifically disclosed in this Form 10-Q, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect these proceedings to result in any additional liability that would materially affect our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
January (January 1, 2016 - January 31, 2016)	4,044	$118.40	—	$2.5
February (February 1, 2016 - February 28, 2016)	1,448,810	123.80	1,448,810	2.3
March (February 29, 2016 - April 3, 2016)	1,786,136	123.66	1,784,251	2.1
Total	3,238,990	$123.72	3,233,061

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the first quarter of 2016 includes the surrender by employees of 5,929 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
In November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. Additionally, in November 2015, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock.

ITEM 6. EXHIBITS
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

10.1	Letter Agreement dated January 21, 2015 by and between the Company and Anthony F. O'Brien.*

10.2	Letter Agreement dated December 16, 2014 by and between the Company and Frank R. Jimenez.*

10.3	Amendment to Letter Agreement dated January 23, 2015 by and between the Company and Frank R. Jimenez.*

10.4
Form of Change in Control Severance Agreement between the Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of one times base salary and bonus).*

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

*	filed electronically herewith
**	furnished electronically herewith, and not filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President, Controller and Chief Accounting Officer
Principal Accounting Officer
April 28, 2016