Form 10-Q
period 2016-07-03
RAYTHEON CO/
filed 2016-07-28
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒
Number of shares of common stock outstanding as of July 25, 2016 was 295,095,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance, including with respect to our liquidity and capital resources, our capital expenditures, our bookings and backlog, our cash tax payments and tax reserves, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits, our expectations regarding customer contracts, our international sales, the impact of acquisitions and other business arrangements, and the impact and outcome of audits and legal and administrative proceedings, claims, investigations, and commitments and contingencies. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	Jul 3, 2016	Dec 31, 2015
Assets
Current assets
Cash and cash equivalents	$2,016	$2,328
Short-term investments	703	872
Contracts in process, net	6,249	5,564
Inventories	671	635
Prepaid expenses and other current assets	211	413
Total current assets	9,850	9,812
Property, plant and equipment, net	2,028	2,005
Goodwill	14,791	14,731
Other assets, net	2,429	2,733
Total assets	$29,098	$29,281

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,136	$2,193
Accounts payable	1,405	1,402
Accrued employee compensation	1,113	1,154
Other current liabilities	1,360	1,377
Total current liabilities	6,014	6,126
Accrued retiree benefits and other long-term liabilities	7,092	7,140
Long-term debt	5,333	5,330
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest (Note 8)	343	355

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 295 and 299 shares outstanding at July 3, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	—	398
Accumulated other comprehensive loss	(6,899)	(7,176)
Retained earnings	17,212	16,903
Total Raytheon Company stockholders’ equity	10,316	10,128
Noncontrolling interests in subsidiaries	—	202
Total equity	10,316	10,330
Total liabilities, redeemable noncontrolling interest and equity	$29,098	$29,281

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Net sales
Products	$5,037	$4,894	$9,826	$9,281
Services	998	954	1,972	1,855
Total net sales	6,035	5,848	11,798	11,136
Operating expenses
Cost of sales—products	3,566	3,727	7,164	6,823
Cost of sales—services	814	798	1,616	1,535
General and administrative expenses	695	675	1,446	1,290
Total operating expenses	5,075	5,200	10,226	9,648
Operating income	960	648	1,572	1,488
Non-operating (income) expense, net
Interest expense	58	59	116	117
Interest income	(4)	(2)	(8)	(6)
Other (income) expense, net	(1)	(1)	(3)	(3)
Total non-operating (income) expense, net	53	56	105	108
Income from continuing operations before taxes	907	592	1,467	1,380
Federal and foreign income taxes	202	90	358	324
Income from continuing operations	705	502	1,109	1,056
Income (loss) from discontinued operations, net of tax	(1)	1	—	1
Net income	704	503	1,109	1,057
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(5)	(2)	(29)	1
Net income attributable to Raytheon Company	$709	$505	$1,138	$1,056

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$2.39	$1.65	$3.81	$3.44
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	2.39	1.65	3.81	3.44
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$2.38	$1.65	$3.81	$3.44
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	2.38	1.65	3.81	3.44
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$710	$504	$1,138	$1,055
Income (loss) from discontinued operations, net of tax	(1)	1	—	1
Net income	$709	$505	$1,138	$1,056
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Net income	$704	$503	$1,109	$1,057
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Amortization of prior service cost included in net periodic cost	1	—	2	2
Amortization of net actuarial loss included in net income	245	283	491	566
Loss due to settlements	3	—	3	—
Pension and other postretirement benefit plans, net	249	283	496	568
Foreign exchange translation	(13)	67	(46)	(2)
Cash flow hedges	4	7	8	—
Unrealized gains (losses) on investments and other, net	—	—	2	(6)
Other comprehensive income (loss), before tax	240	357	460	560
Income tax benefit (expense) related to items of other comprehensive income (loss)	(89)	(99)	(183)	(197)
Other comprehensive income (loss), net of tax	151	258	277	363
Total comprehensive income	855	761	1,386	1,420
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(5)	(2)	(29)	1
Comprehensive income attributable to Raytheon Company	$860	$763	$1,415	$1,419
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Six Months Ended July 3, 2016 and June 28, 2015 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at December 31, 2015	$3	$398	$(7,176)	$16,903	$10,128	$202	$10,330
Net income				1,138	1,138	(15)	1,123
Other comprehensive income (loss), net of tax			277		277		277
Adjustment of redeemable noncontrolling interest to redemption value				9	9		9
Distributions and other activity related to noncontrolling interests				(205)	(205)	(187)	(392)
Dividends declared		2		(437)	(435)		(435)
Common stock plans activity		98			98		98
Share repurchases		(498)		(196)	(694)		(694)
Balance at July 3, 2016	$3	$—	$(6,899)	$17,212	$10,316	$—	$10,316

Balance at December 31, 2014	$3	$1,309	$(7,458)	$15,671	$9,525	$196	$9,721
Net income				1,056	1,056	5	1,061
Other comprehensive income (loss), net of tax			363		363		363
Adjustment of redeemable noncontrolling interest to redemption value				(5)	(5)		(5)
Distributions and other activity related to noncontrolling interests		(11)			(11)	(2)	(13)
Dividends declared				(408)	(408)		(408)
Common stock plans activity		132			132		132
Share repurchases		(596)			(596)		(596)
Balance at June 28, 2015	$3	$834	$(7,095)	$16,314	$10,056	$199	$10,255

(1)	Excludes redeemable noncontrolling interest which is not considered equity. See "Note 8: Forcepoint Joint Venture" for additional information.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015
Cash flows from operating activities
Net income	$1,109	$1,057
(Income) loss from discontinued operations, net of tax	—	(1)
Income from continuing operations	1,109	1,056
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	247	223
Stock-based compensation	89	87
Gain on sale of equity method investment	(158)	—
Deferred income taxes	(67)	(232)
Tax benefit from stock-based awards	—	(42)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(734)	(795)
Inventories	(35)	(106)
Prepaid expenses and other current assets	155	29
Income taxes receivable/payable	64	92
Accounts payable	49	(99)
Accrued employee compensation	(43)	(117)
Other current liabilities	(76)	13
Accrued retiree benefits	445	408
Other, net	26	(86)
Net cash provided by (used in) operating activities from continuing operations	1,071	431
Net cash provided by (used in) operating activities from discontinued operations	—	1
Net cash provided by (used in) operating activities	1,071	432
Cash flows from investing activities
Additions to property, plant and equipment	(237)	(143)
Proceeds from sales of property, plant and equipment	1	19
Additions to capitalized internal use software	(26)	(26)
Purchases of short-term investments	(472)	(148)
Sales of short-term investments	—	209
Maturities of short-term investments	599	774
Payments for purchases of acquired companies, net of cash received	(57)	(1,892)
Other	6	(15)
Net cash provided by (used in) investing activities	(186)	(1,222)
Cash flows from financing activities
Dividends paid	(419)	(391)
Repurchases of common stock under share repurchase programs	(602)	(500)
Repurchases of common stock to satisfy tax withholding obligations	(92)	(96)
Acquisition of noncontrolling interest in RCCS LLC	(90)	—
Contribution from noncontrolling interest in Forcepoint	11	—
Tax benefit from stock-based awards	—	42
Sale of noncontrolling interest in Forcepoint	—	343
Other	(5)	(2)
Net cash provided by (used in) financing activities	(1,197)	(604)
Net increase (decrease) in cash and cash equivalents	(312)	(1,394)
Cash and cash equivalents at beginning of the year	2,328	3,222
Cash and cash equivalents at end of period	$2,016	$1,828

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

As previously announced, effective January 1, 2016, we reorganized certain product areas of our Integrated Defense Systems (IDS) and Intelligence, Information and Services (IIS) businesses to more efficiently leverage our capabilities. Additionally, also effective January 1, 2016, we reclassified, with respect to our IDS, IIS, Missile Systems (MS) and Space and Airborne Systems (SAS) businesses, acquisition accounting adjustments related to the amortization of acquired intangibles and adjustments to record acquired deferred revenue at fair value, such that they are no longer reported within the business segments and are instead reported in the Acquisition Accounting Adjustments line item. Prior to January 1, 2016, only those acquisition accounting adjustments associated with our ForcepointTM business were reported in the Acquisition Accounting Adjustments line item. The amounts and presentation of our business segments, including corporate and eliminations for intersegment activity, set forth in this Form 10-Q reflect these changes. None of the changes impact our previously reported consolidated balance sheets, statements of operations or statements of cash flows. See "Note 14: Business Segment Reporting" for additional information.

Note 2: Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

In 2014, we established a cross-functional implementation team consisting of representatives from across all of our business segments. We utilized a bottoms-up approach to analyze the impact of the standard on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. In addition, we identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. The implementation team has reported the findings and progress of the project to management and the Audit Committee on a frequent basis over the last two years.
We have been closely monitoring FASB activity related to the new standard, as well as working with various non-authoritative groups to conclude on specific interpretative issues. In the second quarter of 2016, we made progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. Our progress was aided by the FASB issuing ASU 2016-10, Identifying Performance Obligations and Licensing, which amended the current guidance on performance obligations and provided additional clarity on this topic, and the significant progress of the non-

authoritative groups in concluding on specific interpretative issues. We also made significant progress on our contract reviews and detailed policy drafting in the second quarter of 2016. Based on our evaluation, we expect to early adopt the requirements of the new standard in the first quarter of 2017 and anticipate using the full retrospective transition method.
The impact of adopting the new standard on our 2015 and 2016 total net sales and operating income is not expected to be material. We also do not expect a material impact to our consolidated balance sheet. The immaterial impact of adopting ASU 2014-09 primarily relates to the deferral of commissions on our commercial software arrangements, which previously were expensed as incurred but under the new standard will generally be capitalized and amortized over the period of contract performance, and policy changes related to the recognition of revenue and costs on our defense contracts to better align our policies with the new standard. The impact to our results is not material because the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time under the cost-to-cost method for the majority of our contracts, which is consistent with our current revenue recognition model. Revenue on the majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit, and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date to deliver products or services that do not have an alternative use to the company. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. In addition, the number of our performance obligations under the new standard is not materially different from our contract segments under the existing standard. Lastly, the accounting for the estimate of variable amounts is not expected to be materially different compared to our current practice.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, the ASU requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The ASU also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. In addition, the ASU allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We elected to early adopt the requirements of the amended standard in the first quarter of 2016. In accordance with U.S. GAAP, we adopted the amendment requiring recognition of excess tax benefits and tax deficiencies in the income statement prospectively beginning in the first quarter of 2016, which could result in fluctuations in our effective tax rate period over period depending on how many awards vest in a quarter as well as the volatility of our stock price. In addition, we elected to adopt the amendment related to the presentation of excess tax benefits within operating activities on the statement of cash flows prospectively beginning in the first quarter of 2016. We had previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore there is no change related to this requirement. Furthermore, we elected to change our accounting policy to account for forfeitures when they occur for consistency with our government recovery accounting practices on a modified retrospective basis.

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

Other new pronouncements issued but not effective until after July 3, 2016 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Operating income	$134	$40	$155	$161
Income from continuing operations attributable to Raytheon Company	87	26	112	105
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.29	$0.09	$0.38	$0.34

Note 4: Earnings Per Share (EPS)
We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders, net income attributable to Raytheon Company, and our actual weighted-average shares outstanding rather than the numbers presented within our unaudited consolidated financial statements, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our unaudited consolidated financial statements. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

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

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.73	$0.68	$1.46	$1.35
Undistributed earnings	1.66	0.97	2.35	2.09
Total	$2.39	$1.65	$3.81	$3.44
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.73	$0.68	$1.46	$1.35
Undistributed earnings	1.65	0.97	2.35	2.09
Total	$2.38	$1.65	$3.81	$3.44
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was a loss of less than $0.01 and earnings of less than $0.01 for the second quarters of 2016 and 2015, respectively, and earnings of less than $0.01 for the first six months of 2016 and 2015.

Income attributable to participating securities was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Income from continuing operations attributable to participating securities	$9	$7	$17	$18
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	—	—	—	—
Net income attributable to participating securities	$9	$7	$17	$18

(1)
Income (loss) from discontinued operations, net of tax attributable to participating securities was a loss of less than $1 million and income of less than $1 million for the second quarters of 2016 and 2015, respectively, and income of less than $1 million for the first six months of 2016 and 2015.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Shares for basic EPS(1)	297.3	305.4	298.2	306.8
Dilutive effect of LTPP	0.3	0.3	0.4	0.4
Shares for diluted EPS	297.6	305.7	298.6	307.2

(1)
Includes 3.8 million and 4.3 million participating securities for the three months ended July 3, 2016 and June 28, 2015, respectively, and 4.3 million and 5.2 million participating securities for the six months ended July 3, 2016 and June 28, 2015, respectively.

Note 5: Inventories
Inventories consisted of the following:

(In millions)	Jul 3, 2016	Dec 31, 2015
Materials and purchased parts	$68	$69
Work in process	587	551
Finished goods	16	15
Total	$671	$635

We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $230 million and $225 million in inventories as work in process at July 3, 2016 and December 31, 2015, respectively.

Note 6: Acquisitions and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

In January 2016, our Forcepoint business acquired the Stonesoft next-generation firewall (NGFW) business, including the Sidewinder proxy firewall technology. Vista Equity Partners contributed 19.7% of the purchase price, which is reflected in contribution from noncontrolling interest in Forcepoint in our consolidated statements of cash flows. Stonesoft provides NGFW software and hardware solutions that focus on high-availability, centralized management of large networks and protection from advanced evasion techniques. The Sidewinder product provides proxy-based firewall software and hardware solutions, allowing for clear visibility and control of command filtering, protocol enforcement and application access. Stonesoft expands the cloud and hybrid capabilities of the Forcepoint TRITON® security platform. In connection with this acquisition, we have preliminarily recorded $51 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, all of which is expected to be deductible for tax purposes, and $23 million of intangible assets, primarily related to technology and customer relationships, with a weighted-average life of 5 years. We expect to complete the purchase price allocation process in the second half of 2016 when we receive final valuation results and complete our review.

Pro-forma financial information has not been provided for this acquisition because it is not material.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems(1)	Intelligence, Information and Services(1)	Missile Systems	Space and Airborne Systems	Forcepoint(2)	Total
Balance at December 31, 2015	$1,704	$2,958	$4,154	$4,106	$1,809	$14,731
Acquisitions(3)	—	8	—	—	51	59
Effect of foreign exchange rates and other	—	1	—	—	—	1
Balance at July 3, 2016	$1,704	$2,967	$4,154	$4,106	$1,860	$14,791

(1)
In connection with the January 1, 2016 reorganization of IDS and IIS, goodwill of $90 million was allocated to the IIS segment on a relative fair value basis and is reflected in the revised balances at December 31, 2015.

(2)
At July 3, 2016, Forcepoint's fair value is estimated to exceed its net book value by approximately $300 million. As discussed in "Note 8: Forcepoint Joint Venture", we are required to determine Forcepoint's fair value on a quarterly basis due to the accounting related to the redeemable noncontrolling interest.

(3)
In addition to the acquisition of the Stonesoft NGFW business during the first quarter of 2016, we finalized the purchase price allocation for Foreground Security at IIS, which resulted in an adjustment to goodwill of $8 million.

Note 7: Thales-Raytheon Systems Co. Ltd. (TRS) Joint Venture
In 2001, we formed the TRS joint venture with Thales S.A. The TRS joint venture arrangement involves three operating companies, one of which, Raytheon Command and Control Solutions LLC (RCCS LLC), previously called Thales-Raytheon Systems LLC, we control and consolidate, and the other two, Thales-Raytheon Systems Company S.A.S. (TRS SAS) and Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2), which we have accounted for using the equity method through our investment in TRS. All are reflected in our IDS segment results.

On December 24, 2015, Thales S.A. and Raytheon entered into a letter agreement relating to the joint venture agreement for the TRS joint venture, which contemplated that the parties would use their commercially reasonable efforts to amend the joint venture agreement on or before June 30, 2016 to reduce its existing scope of work. In the second quarter of 2016, Thales S.A. and Raytheon amended and restated the TRS joint venture agreement to reduce the existing joint venture arrangement to TRS AMDC2 only and limit its scope to NATO-only business opportunities involving air command and control systems, theatre missile defense and ballistic missile defense. Accordingly, TRS AMDC2 will continue to be a joint venture between Thales S.A. and Raytheon that will be accounted for using the equity method.

The amendment and restatement of the TRS joint venture agreement resulted in Raytheon acquiring Thales S.A.'s noncontrolling interest in RCCS LLC and selling our equity method investment in TRS SAS, resulting in a net cash payment to Thales S.A. of $90 million which was classified as a financing activity in our consolidated statements of cash flows. We recorded our acquisition of Thales S.A.'s noncontrolling interest in RCCS LLC at fair value, which resulted in a reduction to equity of $167 million before tax, $205 million after tax, and the sale of our equity method investment in TRS SAS at fair value, which resulted in a tax-free gain of $158 million that was recorded in operating income, consistent with the historical classification of equity method income for TRS SAS, at our IDS Segment.

Note 8: Forcepoint Joint Venture
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

Vista Equity Partners' interest in Forcepoint is presented as redeemable noncontrolling interest, outside of stockholders' equity, in our consolidated balance sheets. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date, which was $343 million at July 3, 2016, or the carrying value, defined as the initial value adjusted for Vista Equity Partners' share of the cumulative impact of net income (loss) and other changes in accumulated other comprehensive income (loss), which was $323 million at July 3, 2016. Adjustments to the redemption value over the period from the date of acquisition to the date the redemption feature becomes puttable are immediately recorded to retained earnings.

A rollforward of redeemable noncontrolling interest was as follows:

	Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015
Beginning balance	$355	$—
Sale of noncontrolling interest	—	343
Net income (loss)	(14)	(5)
Other comprehensive income (loss), net of tax(1)	—	—
Contribution from noncontrolling interest	11	—
Adjustment of noncontrolling interest to redemption value	(9)	5
Ending balance	$343	$343

(1)	Other comprehensive income (loss), net of tax, was a loss of less than $1 million and income of less than $1 million for the six months ended July 3, 2016 and June 28, 2015, respectively.

Note 9: Derivatives and Other Financial Instruments
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

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency contracts were $38 million and $47 million, respectively, at July 3, 2016 and $9 million and $29 million, respectively, at December 31, 2015. The fair values of these derivatives are Level 2 in the fair value hierarchy at July 3, 2016 and December 31, 2015 because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,666 million and $1,076 million at July 3, 2016 and December 31, 2015, respectively. The net notional exposure of these contracts was approximately $261 million and $117 million at July 3, 2016 and December 31, 2015, respectively.

Our foreign currency forward contracts contain offset or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At July 3, 2016 and December 31, 2015, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at July 3, 2016 and December 31, 2015.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at July 3, 2016 and December 31, 2015, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date and current rates. At July 3, 2016 and December 31, 2015, we had short-term investments of $703 million and $872 million, respectively, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. As of July 3, 2016, our short-term investments had an average maturity of approximately five months. The amortized cost of these securities closely approximated their fair value at July 3, 2016 and December 31, 2015. There were no securities deemed to have other than temporary declines in value for the second quarter of 2016. In the second quarter and first six months of 2016, we recorded an unrealized loss on short-term investments of less than $1 million, net of tax, in accumulated other comprehensive loss (AOCL), and an unrealized gain on short-term investments of less than $1 million, net of tax, in AOCL, respectively. In the second quarter and first six months of 2015, we recorded an unrealized loss on short-term investments of less than $1 million, net of tax, in AOCL, and an unrealized gain on short-term investments of less than $1 million, net of tax, in AOCL, respectively. We did not have any sales of short-term investments in the second quarter and first six months of 2016. In the second quarter and first six months of 2015, we recorded sales of short-term investments of $74 million and $209 million, respectively, which resulted in gains of less than $1 million recorded in other (income) expense, net. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

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

(In millions)	Jul 3, 2016	Dec 31, 2015
Carrying value of long-term debt	$5,333	$5,330
Fair value of long-term debt	6,168	5,826

In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first six months of 2016.

Note 10: Commitments and Contingencies
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

(In millions, except percentages)	Jul 3, 2016	Dec 31, 2015
Total remediation costs—undiscounted	$219	$224
Weighted average discount rate	5.2%	5.2%
Total remediation costs—discounted	$151	$149
Recoverable portion	95	94

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

(In millions)	Jul 3, 2016	Dec 31, 2015
Guarantees	$199	$213
Letters of credit	2,567	2,242
Surety bonds	255	264

Included in guarantees and letters of credit described above were $189 million and $47 million, respectively, at July 3, 2016, and $203 million and $187 million, respectively, at December 31, 2015, related to our joint venture in TRS. The joint venture agreement for the TRS joint venture was amended and restated in the second quarter of 2016, as discussed in "Note 7: Thales-Raytheon Systems Co. Ltd. (TRS) Joint Venture", reducing the scope of the joint venture to TRS AMDC2 only. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At July 3, 2016, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at July 3, 2016. We had an estimated liability of $4 million and $8 million, respectively, at July 3, 2016 and December 31, 2015 related to these guarantees and letters of credit.

As discussed in "Note 8: Forcepoint Joint Venture", under the joint venture agreement between Raytheon Company and Vista Equity Partners, Raytheon may be required to purchase Vista Equity Partners' interest in Forcepoint.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At July 3, 2016, the aggregate amount of our offset agreements had an outstanding notional value of approximately $6.0 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery. These product warranty accruals were less than $30 million at both July 3, 2016 and December 31, 2015.

We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The amounts above exclude these costs.

Note 11: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015
Beginning balance	299.0	307.3
Stock plans activity	1.6	1.8
Share repurchases	(5.5)	(5.5)
Ending balance	295.1	303.6

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2013, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. Our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock in November 2015. At July 3, 2016, we had approximately $1.9 billion available under the 2015 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with RSAs, RSUs, stock options and LTPP awards issued to employees.

Repurchased shares are retired immediately upon repurchase. We account for treasury stock under the cost method. Upon retirement the excess over par value is charged against additional paid-in capital until reduced to zero, with the remainder recorded as a reduction to retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $196 million recorded as a reduction to retained earnings in the six months ended July 3, 2016.

Our share repurchases were as follows:

	Six Months Ended
(In millions)	Jul 3, 2016		Jun 28, 2015
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$602	4.8	$500	4.6
Shares repurchased to satisfy tax withholding obligations	92	0.7	96	0.9
Total share repurchases	$694	5.5	$596	5.5

In March 2016, our Board of Directors authorized a 9.3% increase to our annual dividend payout rate from $2.68 to $2.93 per share. Our Board of Directors also declared dividends of $1.465 per share during the first six months of 2016, compared to dividends of $1.34 per share during the first six months of 2015. Dividends are subject to quarterly approval by our Board of Directors.

As further discussed in "Note 7: Thales-Raytheon Systems Co. Ltd. (TRS) Joint Venture", in the second quarter of 2016, we recorded our acquisition of Thales S.A.'s noncontrolling interest in RCCS LLC at fair value, which resulted in a reduction to retained earnings of $167 million before tax, $205 million after tax. The $38 million of deferred tax is due to the change in outside basis difference in RCCS LLC.

Stock-based Compensation Plans
RSAs and RSUs—During the first six months of 2016, we granted 1.1 million RSAs and RSUs with a weighted-average grant-date fair value of $123.95, calculated under the intrinsic value method. These awards generally vest in equal installments on each of the second, third and fourth anniversary dates of the award's grant date.

LTPP—During the first six months of 2016, we granted RSUs subject to the 2016–2018 LTPP plan with an aggregate target award of 0.2 million units and a weighted-average grant-date fair value of $123.31. The performance goals for the 2016–2018 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers. The grant-date fair value is based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award.

Forcepoint Plans—In 2015, Forcepoint established long-term incentive plans that provide for awards of unit appreciation rights and profits interests in the joint venture to Forcepoint management and key employees. Awards are approved by the Board of Forcepoint. These awards vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the joint venture. In certain limited circumstances other vesting conditions may apply and the expense attributable to these vesting conditions was $2 million for both the second quarter and first six months of 2016. At July 3, 2016, there were 131 thousand combined units and/or profits interests authorized for award under these plans.

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
Accumulated other comprehensive income (loss) consisted of the following activity during the first six months of 2016 and 2015:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2015	$(7,088)	$(60)	$(16)	$(12)	$(7,176)
Before tax amount	496	(46)	8	2	460
Tax (expense) or benefit	(178)	—	(4)	(1)	(183)
Net of tax amount	318	(46)	4	1	277
Balance at July 3, 2016	$(6,770)	$(106)	$(12)	$(11)	$(6,899)

Balance at December 31, 2014	$(7,432)	$(3)	$(14)	$(9)	$(7,458)
Before tax amount	568	(2)	—	(6)	560
Tax (expense) or benefit	(199)	—	—	2	(197)
Net of tax amount	369	(2)	—	(4)	363
Balance at June 28, 2015	$(7,063)	$(5)	$(14)	$(13)	$(7,095)

(1)	The pension and PRB plans, net, is shown net of tax benefits of $3,646 million and $3,824 million at July 3, 2016 and December 31, 2015, respectively.

(2)	The cash flow hedges are shown net of tax benefits of $6 million and $10 million at July 3, 2016 and December 31, 2015, respectively.

(3)	The unrealized gains (losses) on investments and other, net are shown net of tax benefits of $3 million and $4 million at July 3, 2016 and December 31, 2015, respectively.

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and PRB plans and were $491 million and $566 million before tax in the first six months of 2016 and 2015, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income) (see "Note 12: Pension and Other Employee Benefits" for additional details).

We expect approximately $8 million of after-tax net unrealized losses on our cash flow hedges at July 3, 2016 to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

Note 12: Pension and Other Employee Benefits
We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). Our primary pension obligations relate to our domestic Internal Revenue Service (IRS) qualified pension plans. In addition, we provide certain health care and life insurance benefits to retired employees and to eligible employees upon retirement through PRB plans.

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Jul 3, 2016	Dec 31, 2015
Marketable securities held in trust	$530	$525

Included in marketable securities held in trust in the table above was $335 million and $337 million at July 3, 2016 and December 31, 2015, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $338 million and $337 million at July 3, 2016 and December 31, 2015, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Service cost	$123	$131	$246	$261
Interest cost	273	262	545	523
Expected return on plan assets	(380)	(385)	(759)	(769)
Amounts reflected in net funded status	16	8	32	15
Amortization of prior service cost included in net periodic pension expense	1	1	2	3
Recognized net actuarial loss	245	283	490	565
Loss due to settlements	—	—	3	—
Amounts reclassified during the period	246	284	495	568
Net periodic pension expense (income)	$262	$292	$527	$583

Net periodic pension expense (income) includes income of $1 million and $2 million from foreign Pension Benefits plans in the second quarters of 2016 and 2015, respectively, and income of $2 million and $3 million in the first six months of 2016 and 2015, respectively.

Net periodic PRB expense was $3 million and $2 million in the second quarters of 2016 and 2015, respectively, and $7 million and $5 million in the first six months of 2016 and 2015, respectively.

Long-term pension and PRB liabilities were as follows:

(In millions)	Jul 3, 2016	Dec 31, 2015
Long-term pension liabilities	$6,433	$6,474
Long-term PRB liabilities	348	352
Total long-term pension and PRB liabilities	$6,781	$6,826

We made the following contributions to our pension and PRB plans:

	Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015
Required pension contributions	$79	$170
PRB contributions	10	10

We did not make any discretionary contributions to our pension plans during the first six months of 2016 and 2015; however, we periodically evaluate whether to make discretionary contributions.

Note 13: Income Taxes
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

Note 14: Business Segment Reporting
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

As previously announced, effective January 1, 2016, we reorganized certain product areas of our IDS and IIS businesses to more efficiently leverage our capabilities. Additionally, also effective January 1, 2016, we reclassified, with respect to our IDS, IIS, MS and SAS businesses, acquisition accounting adjustments related to the amortization of acquired intangibles and adjustments to record acquired deferred revenue at fair value, such that they are no longer reported within the business segments and are instead reported in the Acquisition Accounting Adjustments line item. Prior to January 1, 2016, only those acquisition accounting adjustments associated with our Forcepoint business were reported in the Acquisition Accounting Adjustments line item. The amounts and presentation of our business segments, including corporate and eliminations for intersegment activity, set forth in this Form 10-Q reflect these changes.

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Integrated Defense Systems	$1,399	$1,565	$2,736	$2,872
Intelligence, Information and Services	1,642	1,594	3,135	3,055
Missile Systems	1,656	1,559	3,376	3,032
Space and Airborne Systems	1,547	1,416	2,997	2,774
Forcepoint	138	57	274	81
Eliminations	(326)	(333)	(673)	(668)
Total business segment sales	6,056	5,858	11,845	11,146
Acquisition Accounting Adjustments	(21)	(10)	(47)	(10)
Total	$6,035	$5,848	$11,798	$11,136

	Three Months Ended		Six Months Ended
Intersegment Sales (in millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Integrated Defense Systems	$16	$18	$33	$36
Intelligence, Information and Services	165	159	332	309
Missile Systems	33	33	68	66
Space and Airborne Systems	109	119	234	250
Forcepoint	3	4	6	7
Total	$326	$333	$673	$668

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Integrated Defense Systems	$375	$202	$522	$385
Intelligence, Information and Services	124	122	224	417
Missile Systems	223	184	415	391
Space and Airborne Systems	203	195	376	377
Forcepoint	7	(1)	21	(1)
Eliminations	(34)	(36)	(67)	(69)
Total business segment operating income	898	666	1,491	1,500
Acquisition Accounting Adjustments	(51)	(32)	(109)	(46)
FAS/CAS Adjustment	109	49	214	98
Corporate	4	(35)	(24)	(64)
Total	$960	$648	$1,572	$1,488

	Three Months Ended		Six Months Ended
Intersegment Operating Income (in millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Integrated Defense Systems	$1	$2	$1	$3
Intelligence, Information and Services	16	15	32	29
Missile Systems	3	3	6	7
Space and Airborne Systems	10	12	22	24
Forcepoint	4	4	6	6
Total	$34	$36	$67	$69

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

	Three Months Ended		Six Months Ended
FAS/CAS Adjustment Income (Expense) (in millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
FAS/CAS Pension Adjustment	$108	$48	$213	$96
FAS/CAS PRB Adjustment	1	1	1	2
FAS/CAS Adjustment	$109	$49	$214	$98

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Jul 3, 2016	Dec 31, 2015
Integrated Defense Systems(1)	$4,311	$4,132
Intelligence, Information and Services(1)	4,371	4,380
Missile Systems(1)	6,893	6,561
Space and Airborne Systems(1)	6,526	6,416
Forcepoint(1)	2,495	2,486
Corporate	4,502	5,306
Total	$29,098	$29,281

(1)	Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

With respect to the unaudited consolidated financial information of Raytheon Company for the six months ended July 3, 2016 and June 28, 2015, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated July 28, 2016, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of July 3, 2016, and the related consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended July 3, 2016 and June 28, 2015 and the consolidated statements of equity and of cash flows for the six-month periods ended July 3, 2016 and June 28, 2015. This interim financial information is the responsibility of the Company’s management.
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
July 28, 2016

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

As previously announced, effective January 1, 2016, we reorganized certain product areas of our Integrated Defense Systems (IDS) and Intelligence, Information and Services (IIS) businesses to more efficiently leverage our capabilities. Additionally, also effective January 1, 2016, we reclassified, with respect to our IDS, IIS, Missile Systems (MS) and Space and Airborne Systems (SAS) businesses, acquisition accounting adjustments related to the amortization of acquired intangibles and adjustments to record acquired deferred revenue at fair value, such that they are no longer reported within the business segments and are instead reported in the Acquisition Accounting Adjustments line item. Prior to January 1, 2016, only those acquisition accounting adjustments associated with our Forcepoint business were reported in the Acquisition Accounting Adjustments line item. The amounts and presentation of our business segments, including corporate and eliminations for intersegment activity, set forth in this Form 10-Q reflect these changes. None of the changes impact our previously reported consolidated balance sheets, statements of operations or statements of cash flows. See "Note 14: Business Segment Reporting" for additional information.

We operate in five segments: IDS; IIS; MS; SAS; and Forcepoint. For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015.

In the second quarter of 2016, Thales S.A. and Raytheon amended and restated the Thales-Raytheon Systems Co. Ltd. (TRS) joint venture agreement to reduce the existing joint venture arrangement to Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2) only and limit its scope to NATO-only business opportunities involving air command and control systems, theatre missile defense and ballistic missile defense. The amendment and restatement of the TRS joint venture agreement resulted in Raytheon acquiring Thales S.A.'s noncontrolling interest in Raytheon Command and Control Solutions LLC (RCCS LLC), previously called Thales-Raytheon Systems LLC, and selling our equity method investment in Thales-Raytheon Systems Company S.A.S. (TRS SAS), which resulted in a non-cash tax-free gain of $158 million that was recorded in operating income through a reduction in cost of sales, and a net cash payment to Thales S.A. of $90 million. See "Note 7: Thales-Raytheon Systems Co. Ltd. (TRS) Joint Venture" for additional information. As a result, going forward IDS' results will no longer include the equity method income on TRS SAS, which was $11 million, $12 million and $7 million in 2015, 2014 and 2013, respectively. In addition, our earnings per share (EPS) will no longer be impacted by the noncontrolling interest in RCCS LLC, which had the impact of decreasing net income attributable to Raytheon Company by $10 million, $14 million and $17 million in 2015, 2014 and 2013, respectively.

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

Total Net Sales
The composition of external net sales by products and services for IDS, IIS, MS, SAS and Forcepoint for the second quarter of 2016 was relatively consistent with the year ended December 31, 2015, which is shown in the table below.

External Net Sales by Products and Services (% of segment total external net sales)
	IDS	IIS	MS	SAS	Forcepoint
Products	90%	45%	100%	95%	95%
Services	10%	55%	—%	5%	5%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Net sales
Products	$5,037	$4,894	83.5%	83.7%
Services	998	954	16.5%	16.3%
Total net sales	$6,035	$5,848	100.0%	100.0%

Total Net Sales - Second Quarter of 2016 vs. Second Quarter of 2015—The increase in total net sales of $187 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to higher external net sales of $141 million at SAS, $97 million at MS and $82 million at Forcepoint, partially offset by lower external net sales of $164 million at IDS. The higher external net sales at SAS were primarily due to higher net sales on classified programs, principally driven by an international classified program awarded in the first quarter of 2016. The higher external net sales at MS were primarily due to higher net sales on the Paveway™ program principally driven by international requirements. The higher external net sales at Forcepoint were driven principally by higher sales resulting from the acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016. The lower external net sales at IDS were primarily due to lower net sales on an international Patriot program awarded in the second quarter of 2015 driven by the recognition of previously deferred precontract costs in the second quarter of 2015.

Products and Services Net Sales - Second Quarter of 2016 vs. Second Quarter of 2015—The increase in products net sales of $143 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to higher external products net sales of $184 million at SAS and $93 million at MS, partially offset by lower external products net sales of $184 million at IDS. The increases in external products net sales at SAS and MS, and the decrease in external products net sales at IDS, were primarily due to the programs described above. The increase in services net sales of $44 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to higher external services net sales of $55 million at IIS, spread across numerous programs with no individual or common significant driver.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Net sales
Products	$9,826	$9,281	83.3%	83.3%
Services	1,972	1,855	16.7%	16.7%
Total net sales	$11,798	$11,136	100.0%	100.0%

Total Net Sales - First Six Months of 2016 vs. First Six Months of 2015—The increase in total net sales of $662 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to higher external net sales of $342 million at MS, $239 million at SAS and $194 million at Forcepoint, partially offset by lower external net sales of $133 million at IDS. The higher external net sales at MS were primarily due to higher net sales on the Paveway program principally driven by international requirements. The higher external net sales at SAS were driven principally by higher net sales on classified programs, principally driven by an international classified program awarded in the first quarter of 2016. The higher external net sales at Forcepoint were primarily due to higher sales resulting from the acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016. The lower external net sales at IDS were driven principally by lower net sales from the scheduled completion of certain production phases on our missile defense radar production programs and from the scheduled completion of certain production phases on a U.S. Navy combat systems program, partially offset by higher net sales on integrated air and missile defense programs, including higher net sales on an international Patriot program awarded in the fourth quarter of 2014 due to a scheduled increase in production and lower net sales from the scheduled completion of certain production phases on an international air and missile defense systems program.

Products and Services Net Sales - First Six Months of 2016 vs. First Six Months of 2015—The increase in products net sales of $545 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to higher external products net sales of $337 million at MS, $271 million at SAS and $179 million at Forcepoint, partially offset by lower external products net sales of $194 million at IDS. The increases in external products net sales at MS and SAS, and the decrease in external products net sales at IDS, were primarily due to the programs described above. The increase in external products net sales at Forcepoint was driven principally by the acquisitions of Websense and Stonesoft described above. The increase in services net sales of $117 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to higher external services net sales of $69 million at IIS, spread across numerous mission support and modernization programs with no individual or common significant driver, and higher external services net sales of $61 million at IDS, driven principally by higher services net sales on radar sustainment programs for the Missile Defense Agency (MDA) and various Patriot support programs.

Sales to Major Customers - Second Quarter of 2016 vs. Second Quarter of 2015 and First Six Months of 2016 vs. First Six Months of 2015

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Sales to the U.S. government(1)	$4,015	$3,993	67%	68%
Sales to the U.S. Department of Defense(1)	3,794	3,745	63%	64%
Total international sales(2)	1,907	1,769	32%	30%
Foreign direct commercial sales(1)	1,186	1,149	20%	20%
Foreign military sales through the U.S. government	721	620	12%	11%

(1)	Excludes foreign military sales through the U.S. government.

(2)
Includes foreign military sales through the U.S. government. Due to rounding, the total international sales percentage may not equal the sum of the percentages for foreign direct commercial sales and foreign military sales through the U.S. government.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Sales to the U.S. government(1)	$7,923	$7,743	67%	70%
Sales to the U.S. Department of Defense(1)	7,518	7,261	64%	65%
Total international sales(2)	3,646	3,254	31%	29%
Foreign direct commercial sales(1)	2,228	1,953	19%	18%
Foreign military sales through the U.S. government	1,418	1,301	12%	12%

(1)	Excludes foreign military sales through the U.S. government.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Cost of sales
Products	$3,566	$3,727	59.1%	63.7%
Services	814	798	13.5%	13.6%
Total cost of sales	$4,380	$4,525	72.6%	77.4%

Total Cost of Sales - Second Quarter of 2016 vs. Second Quarter of 2015—The decrease in total cost of sales of $145 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to lower external cost of sales at IDS of $328 million, partially offset by higher external cost of sales of $136 million at SAS. The decrease in external cost of sales at IDS was driven principally by a tax-free $158 million gain from the sale of our equity method investment in TRS SAS as described in MD&A Overview on page 23, and by the programs discussed above in Total Net Sales. The increase in external cost of sales at SAS was primarily due to the programs discussed above in Total Net Sales.

Products and Services Cost of Sales - Second Quarter of 2016 vs. Second Quarter of 2015—The decrease in products cost of sales of $161 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to lower products cost of sales of $341 million at IDS, partially offset by higher products cost of sales of $170 million at SAS. The decrease in products cost of sales at IDS was driven principally by the tax-free $158 million gain from the sale of our equity method investment in TRS SAS as described in MD&A Overview on page 23, and by the programs described above in Total Net Sales. The increase in products cost of sales at SAS was primarily due to the programs described above in Total Net Sales. Services cost of sales in the second quarter of 2016 was relatively consistent with the second quarter of 2015.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Cost of sales
Products	$7,164	$6,823	60.7%	61.3%
Services	1,616	1,535	13.7%	13.8%
Total cost of sales	$8,780	$8,358	74.4%	75.1%

Total Cost of Sales - First Six Months of 2016 vs. First Six Months of 2015—The increase in total cost of sales of $422 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to higher external cost of sales of $265 million at MS, $250 million at IIS, and $233 million at SAS, partially offset by lower external cost of sales of $258 million at IDS and $116 million of lower expense related to the FAS/CAS adjustment as described below in Segment Results beginning on page 30. The increases in external cost of sales at MS and SAS were primarily due to the programs described above in Total Net Sales. The increase in external cost of sales at IIS was driven principally by a $181 million impact from the eBorders settlement in the first quarter of 2015. In March 2015, Raytheon Systems Limited (RSL) reached a settlement with the U.K. Home Office concluding the parties' dispute regarding the U.K. Home Office's July 2010 termination of RSL's eBorders contract within our IIS segment. The settlement included a cash payment from the U.K. Home Office to RSL of £150 million (approximately $226 million based on foreign exchange rates as of the settlement date) for the resolution of all claims and counterclaims of both parties related to the matter. After certain expenses and derecognition of the outstanding receivables, IIS recorded $181 million in operating income through a reduction in cost of sales. The decrease in external cost of sales at IDS was driven principally by the tax-free $158 million gain from the sale of our equity method investment in TRS SAS as described in MD&A Overview on page 23, and by the programs described above in Total Net Sales.

Products and Services Cost of Sales - First Six Months of 2016 vs. First Six Months of 2015—The increase in products cost of sales of $341 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to higher external products cost of sales of $261 million at SAS, $260 million at MS and $184 million at IIS, partially offset by lower external products cost of sales of $310 million at IDS and $94 million of lower expense related to the FAS/CAS adjustment. The increases in external products cost of sales at MS and SAS were primarily due to the programs described above in Total Net Sales. The increase in external products cost of sales at IIS was driven principally by the $181 million impact from the eBorders settlement in the first quarter of 2015 described above. The lower products cost of sales at IDS was principally driven by the tax-free $158 million gain from the sale of our equity method investment in TRS SAS as described in MD&A Overview on page 23, and by the programs described above in Total Net Sales. The increase in services cost of sales of $81 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to higher external services cost of sales of $66 million at IIS, spread across numerous mission support and modernization programs with no individual or common significant driver, and higher external services cost of sales of $52 million at IDS, driven principally by the programs described above in Total Net Sales.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Administrative and selling expenses	$514	$489	8.5%	8.4%
Research and development expenses	181	186	3.0%	3.2%
Total general and administrative expenses	$695	$675	11.5%	11.6%

The increase in administrative and selling expenses of $25 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily driven by a $46 million increase at Forcepoint principally driven by the acquisition of Websense, partially offset by $23 million of Websense acquisition and integration related expenses recorded at Corporate in the second quarter of 2015.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $(2) million and $14 million in the second quarters of 2016 and 2015, respectively.

Research and development expenses in the second quarter of 2016 were relatively consistent with the second quarter of 2015.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Administrative and selling expenses	$1,066	$962	9.0%	8.6%
Research and development expenses	380	328	3.2%	2.9%
Total general and administrative expenses	$1,446	$1,290	12.3%	11.6%

The increase in administrative and selling expenses of $104 million in the first six months of 2016 compared to the first six months of 2015 was primarily driven by a $104 million increase at Forcepoint principally driven by the acquisition of Websense.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $11 million and $29 million in the first six months of 2016 and 2015, respectively.

The increase in research and development expenses of $52 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to increased research and development expenses of $33 million at Forcepoint driven by our acquisition of Websense and development activity related to new commercial products, and $28 million at MS, driven principally by higher independent research and development activity related to advanced technologies.

Total Operating Expenses

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Total operating expenses	$5,075	$5,200	$10,226	$9,648
% of Total Net Sales	84.1%	88.9%	86.7%	86.6%

The decrease in total operating expenses of $125 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to the decrease in total cost of sales of $145 million, the primary drivers of which are described above in Total Cost of Sales.

The increase in total operating expenses of $578 million in the first six months of 2016 compared to the first six months of 2015 was due to the increase in total cost of sales of $422 million, the primary drivers of which are described above in Total Cost of Sales, and the increase in general and administrative expenses of $156 million, the primary drivers of which are described above in General and Administrative Expenses.

Operating Income

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Operating income	$960	$648	$1,572	$1,488
% of Total Net Sales	15.9%	11.1%	13.3%	13.4%

The increase in operating income of $312 million in the second quarter of 2016 compared to the second quarter of 2015 was due to the increase in total net sales of $187 million, the primary drivers of which are described above in Total Net Sales, and the decrease in total operating expenses of $125 million, the primary drivers of which are described above in Total Operating Expenses and includes the tax-free $158 million gain from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in MD&A Overview on page 23.

The increase in operating income of $84 million in the first six months of 2016 compared to the first six months of 2015 was due to the increase in total net sales of $662 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $578 million, the primary drivers of which are described above in Total Operating Expenses.

Total Non-Operating (Income) Expense, Net

	Three Months Ended		Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Non-operating (income) expense, net
Interest expense	$58	$59	$116	$117
Interest income	(4)	(2)	(8)	(6)
Other (income) expense, net	(1)	(1)	(3)	(3)
Total non-operating (income) expense, net	$53	$56	$105	$108

Total non-operating (income) expense, net in the second quarter and first six months of 2016 was relatively consistent with the second quarter and first six months of 2015.

Federal and Foreign Income Taxes

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Federal and foreign income taxes	$202	$90	$358	$324
Effective tax rate	22.3%	15.2%	24.4%	23.5%

Our effective tax rate in the second quarter of 2016 was 22.3% compared to 15.2% in the second quarter of 2015. The increase of 7.1% was primarily due to tax settlements of $88 million in 2015, which decreased the 2015 rate by 14.8%, and the domestic manufacturing deduction, which increased the rate by 2.1%, partially offset by the tax-free gain related to the sale of our equity method investment in TRS SAS as described in MD&A Overview on page 23, which decreased the rate by 6.1% and the tax benefit recognized upon settlement of stock-based awards due to the adoption of the new accounting standard for stock-based compensation in the first quarter of 2016 as discussed further in "Note 2: Accounting Standards", which decreased the rate by 3.1%. The remaining decrease of 0.6% is composed of various items which individually or collectively are not significant. The adoption of the new accounting standard could result in fluctuations in our effective tax rate period over period depending on how many awards vest in a quarter as well as the volatility of our stock price.

Our effective tax rate in the second quarter of 2016 was 12.7% lower than the statutory federal rate primarily due to the tax-free gain related to the sale of our equity method investment in TRS SAS as described in MD&A Overview on page 23, which decreased the rate by 6.1%, the tax benefit recognized upon settlement of stock-based awards as discussed above, which decreased the rate by 3.1%, the domestic manufacturing deduction, which decreased the rate by 2.3%, and the research and development (R&D) tax credit, which decreased the rate by 1.0%. The remaining decrease of 0.2% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the second quarter of 2015 was 19.8% lower than the statutory federal rate primarily due to tax settlements of $88 million which decreased the rate by 14.8%, the domestic manufacturing deduction, which decreased the rate by 4.3%, and the foreign rate differential, which decreased the rate by 1.1%. The remaining increase of 0.4% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2016 was 24.4% compared to 23.5% in the first six months of 2015. The increase of 0.9% was primarily due to tax settlements of $88 million in 2015, which decreased the 2015 rate by 6.5%, and the foreign rate differential, which increased the rate by 1.3%, partially offset by the tax-free gain related to the sale of our equity method investment in TRS SAS as described in MD&A Overview on page 23, which decreased the rate by 3.8%, and the tax benefit recognized upon settlement of stock-based awards as discussed above, which decreased the rate by 3.0%. The remaining decrease of 0.1% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2016 was 10.6% lower than the statutory federal rate primarily due to the tax-free gain related to the sale of our equity method investment in TRS SAS as described in MD&A Overview on page 23, which decreased the rate by 3.8%, the tax benefit recognized upon settlement of stock-based awards as discussed above, which decreased the rate by 3.0%, the domestic manufacturing deduction, which decreased the rate by 2.8%, and the R&D tax credit, which decreased the rate by 1.2%. The remaining increase of 0.2% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2015 was 11.5% lower than the statutory federal rate primarily due to tax settlements of $88 million which decreased the rate by 6.5%, the domestic manufacturing deduction, which decreased the rate by 3.7%, and the foreign rate differential, which decreased the rate by 1.2%. The remaining decrease of 0.1% is composed of various items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended		Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Income from continuing operations	$705	$502	$1,109	$1,056

The increase in income from continuing operations of $203 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to an increase of $312 million in operating income, the primary drivers of which are described above in Operating Income, partially offset by an increase of $112 million in federal and foreign income taxes, related primarily to the increase in operating income and the change in effective tax rate described above in Federal and Foreign Income Taxes.

The increase in income from continuing operations of $53 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to an increase of $84 million in operating income, the primary drivers of which are described above in Operating Income, partially offset by an increase of $34 million in federal and foreign income taxes, related primarily to the increase in operating income and the change in effective tax rate described above in Federal and Foreign Income Taxes.

Net Income

	Three Months Ended		Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Net income	$704	$503	$1,109	$1,057

The increase in net income of $201 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to the $203 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

The increase in net income of $52 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to the $53 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted EPS from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Income from continuing operations attributable to Raytheon Company	$710	$504	$1,138	$1,055
Diluted weighted-average shares outstanding	297.6	305.7	298.6	307.2
Diluted EPS from continuing operations attributable to Raytheon Company	$2.38	$1.65	$3.81	$3.44

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.73 in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to the increase in income from continuing operations described above and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.37 in the first six months of 2016 compared to the first six months of 2015 was primarily due to the increase in income from continuing operations described above and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Beginning balance	296.9	305.9	299.0	307.3
Stock plans activity	0.2	—	1.6	1.8
Share repurchases	(2.0)	(2.3)	(5.5)	(5.5)
Ending balance	295.1	303.6	295.1	303.6

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Net income attributable to Raytheon Company	$709	$505	$1,138	$1,056
Diluted weighted-average shares outstanding	297.6	305.7	298.6	307.2
Diluted EPS attributable to Raytheon Company	$2.38	$1.65	$3.81	$3.44

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.73 in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to the $0.73 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.37 in the first six months of 2016 compared to the first six months of 2015 was primarily due to the $0.37 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

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

	Three Months Ended		Six Months Ended
Bookings (in millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Integrated Defense Systems	$1,273	$2,650	$2,290	$3,978
Intelligence, Information and Services	1,599	1,425	2,852	2,513
Missile Systems	1,906	2,216	3,538	3,621
Space and Airborne Systems	2,217	1,240	4,419	1,871
Forcepoint	123	49	220	68
Total	$7,118	$7,580	$13,319	$12,051

Included in bookings were international bookings of $2,212 million and $3,494 million in the second quarters of 2016 and 2015, respectively, and $3,867 million and $4,999 million in the first six months of 2016 and 2015, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 31% and 46% of total bookings in the second quarters of 2016 and 2015, respectively, and 29% and 41% of total bookings in the first six months of 2016 and 2015, respectively.

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

	Funded Backlog		Total Backlog
Backlog (in millions)	Jul 3, 2016	Dec 31, 2015	Jul 3, 2016	Dec 31, 2015
Integrated Defense Systems	$8,584	$8,961	$9,959	$10,629
Intelligence, Information and Services	2,745	2,933	6,060	6,367
Missile Systems	8,646	7,998	10,943	10,885
Space and Airborne Systems	5,691	4,692	7,877	6,309
Forcepoint(1)	469	476	471	479
Total	$26,135	$25,060	$35,310	$34,669

(1)
Forcepoint funded and total backlog excludes the unfavorable impact of $76 million and $86 million at July 3, 2016 and December 31, 2015, respectively, related to the acquisition accounting adjustments to record acquired deferred revenue at fair value.

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

Total net sales by segment were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Integrated Defense Systems	$1,399	$1,565	$2,736	$2,872
Intelligence, Information and Services	1,642	1,594	3,135	3,055
Missile Systems	1,656	1,559	3,376	3,032
Space and Airborne Systems	1,547	1,416	2,997	2,774
Forcepoint	138	57	274	81
Eliminations	(326)	(333)	(673)	(668)
Total business segment sales	6,056	5,858	11,845	11,146
Acquisition Accounting Adjustments	(21)	(10)	(47)	(10)
Total	$6,035	$5,848	$11,798	$11,136

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

	Three Months Ended		Six Months Ended
EAC Adjustments (in millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Gross favorable	$228	$150	$407	$331
Gross unfavorable	(94)	(110)	(252)	(170)
Total net EAC adjustments	$134	$40	$155	$161

Significant EAC adjustments in the second quarters and first six months of 2016 and 2015 are discussed in the Operating Income and Margin section of each business segment's discussion below. The increase in net EAC adjustments of $94 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to the increase in net EAC adjustments at IDS and SAS. Total net EAC adjustments in the first six months of 2016 were relatively consistent with the first six months of 2015. Refer to the individual segment results for further information.

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

Operating income by segment was as follows:

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Integrated Defense Systems	$375	$202	$522	$385
Intelligence, Information and Services	124	122	224	417
Missile Systems	223	184	415	391
Space and Airborne Systems	203	195	376	377
Forcepoint	7	(1)	21	(1)
Eliminations	(34)	(36)	(67)	(69)
Total business segment operating income	898	666	1,491	1,500
Acquisition Accounting Adjustments	(51)	(32)	(109)	(46)
FAS/CAS Adjustment	109	49	214	98
Corporate	4	(35)	(24)	(64)
Total	$960	$648	$1,572	$1,488

Integrated Defense Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	% Change	Jul 3, 2016	Jun 28, 2015	% Change
Total net sales	$1,399	$1,565	(10.6)%	$2,736	$2,872	(4.7)%
Total operating expenses
Cost of sales—labor	498	486	2.5%	1,007	940	7.1%
Cost of sales—materials and subcontractors	482	557	(13.5)%	935	1,035	(9.7)%
Other cost of sales and other operating expenses	44	320	(86.3)%	272	512	(46.9)%
Total operating expenses	1,024	1,363	(24.9)%	2,214	2,487	(11.0)%
Operating income	$375	$202	85.6%	$522	$385	35.6%
Operating margin	26.8%	12.9%		19.1%	13.4%

Change in Operating Income (in millions)	Three Months Ended July 3, 2016 Versus Three Months Ended Jun 28, 2015			Six Months Ended July 3, 2016 Versus Six Months Ended Jun 28, 2015
Volume		$(27)			$(17)
Net change in EAC adjustments		59			19
Mix and other performance		141			135
Total change in operating income		$173			$137

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	% Change	Jul 3, 2016	Jun 28, 2015	% Change
Bookings	$1,273	$2,650	(52.0)%	$2,290	$3,978	(42.4)%

Total Net Sales—The decrease in total net sales of $166 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to lower net sales of $111 million on an international Patriot program awarded in the second quarter of 2015 driven by the recognition of previously deferred precontract costs in the second quarter of 2015.

The decrease in total net sales of $136 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to lower net sales of $78 million from the scheduled completion of certain production phases on our missile defense radar production programs and $47 million from the scheduled completion of certain production phases on a U.S. Navy combat systems program, partially offset by higher net sales of $42 million on integrated air and missile defense programs, including $115 million of higher net sales on an international Patriot program awarded in the fourth quarter of 2014 due to a scheduled increase in production and $99 million of lower net sales from the scheduled completion of certain production phases on an international air and missile defense systems program.

Total Operating Expenses—The decrease in total operating expenses of $339 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to a decrease in other cost of sales and other operating expenses of $276 million and a decrease in materials and subcontractors costs of $75 million. The decrease in other cost of sales and other operating expenses was principally driven by the tax-free $158 million gain from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in MD&A Overview on page 23, and a change in previously deferred precontract costs of $101 million in the second quarter of 2015 related to the international Patriot program awarded in the second quarter of 2015. The decrease in materials and subcontractors costs was primarily due to lower activity on an international air and missile defense systems program due to scheduled production phases.

The decrease in total operating expenses of $273 million in the first six months of 2016 compared to the first six months of 2015 was due to a decrease in other cost of sales and other operating expenses of $240 million and a decrease in materials and subcontractors costs of $100 million, partially offset by an increase in labor costs of $67 million. The decrease in other cost of sales and other operating expenses was principally driven by the tax-free $158 million gain from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in MD&A Overview on page 23, and a change in previously deferred precontract costs of $101 million in the second quarter of 2015 related to the international Patriot program awarded in the second quarter of 2015. The decrease in materials and subcontractors costs was primarily due to lower activity on an international air and missile defense systems program as described above in Total Net Sales. The increase in labor costs was primarily due to the activity on the international Patriot program awarded in the fourth quarter of 2014 described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $173 million and the related increase in operating margin in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to a change in mix and other performance of $141 million, principally driven by the tax-free $158 million gain from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in MD&A Overview on page 23. Included in the net change in EAC adjustments was a negative profit adjustment of $33 million in the second quarter of 2015 to eliminate all remaining estimated incentive fees related to the Air Warfare Destroyer (AWD) program due to the shipbuilder extending the planned schedule and related increase in costs to complete its portion of the program and a $29 million favorable change in net EAC adjustments driven by labor and material production efficiencies on integrated air and missile defense programs.

The increase in operating income of $137 million and the related increase in operating margin in the first six months of 2016 compared to the first six months of 2015 was primarily due to a change in mix and other performance of $135 million driven principally by the tax-free $158 million gain from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in MD&A Overview on page 23. Included in the net change in EAC adjustments was a $43 million favorable change in net EAC adjustments driven by labor and material production efficiencies on integrated air and missile defense programs, a negative profit adjustment of $36 million in the first quarter of 2016 on an international command and control program driven by costs to replace or repair shelters which the subcontractor refused to remedy resulting in the subcontractor being terminated and a negative profit adjustment of $33 million in the second quarter of 2015 on the AWD program as described above.

Backlog and Bookings—Backlog was $9,959 million at July 3, 2016 compared to $10,629 million at December 31, 2015. The decrease in backlog of $670 million or 6% at July 3, 2016 compared to December 31, 2015 was primarily due to sales in excess of bookings at our Integrated Air and Missile Defense product line. Bookings decreased by $1,377 million in the second quarter of 2016 compared to the second quarter of 2015. In the second quarter of 2016, IDS booked $487 million to provide advanced Patriot air and missile defense capabilities for Kuwait. IDS also booked $354 million on the Aegis weapon system for the U.S. Navy and international customers and $117 million for in-service support for the Collins class submarine for the Royal Australian Navy. In the second quarter of 2015, IDS booked $2.0 billion to provide advanced Patriot air and missile defense capabilities for the Kingdom of Saudi Arabia. IDS also booked $132 million to provide satellite communication ground terminals for an international customer.

Bookings decreased by $1,688 million in the first six months of 2016 compared to the first six months of 2015. In addition to the bookings noted above, in the first six months of 2016, IDS booked $191 million to provide Patriot engineering services support for U.S. and international customers and $84 million to provide advanced Patriot air and missile defense capability for the U.S. Army. IDS also booked $198 million on a classified program. In addition to the bookings noted above, in the first six months of 2015, IDS booked $769 million to provide advanced Patriot air and missile defense capability for the Republic of Korea. IDS also booked $213 million to provide Patriot engineering services support for U.S. and international customers.

Intelligence, Information and Services
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	% Change	Jul 3, 2016	Jun 28, 2015	% Change
Total net sales	$1,642	$1,594	3.0%	$3,135	$3,055	2.6%
Total operating expenses
Cost of sales—labor	648	636	1.9%	1,283	1,224	4.8%
Cost of sales—materials and subcontractors	615	645	(4.7)%	1,188	1,225	(3.0)%
Other cost of sales and other operating expenses	255	191	33.5%	440	189	132.8%
Total operating expenses	1,518	1,472	3.1%	2,911	2,638	10.3%
Operating income	$124	$122	1.6%	$224	$417	(46.3)%
Operating margin	7.6%	7.7%		7.1%	13.6%

Change in Operating Income (in millions)	Three Months Ended July 3, 2016 Versus Three Months Ended Jun 28, 2015			Six Months Ended July 3, 2016 Versus Six Months Ended Jun 28, 2015
Volume		$3			$7
Net change in EAC adjustments		(4)			(6)
Mix and other performance		3			(194)
Total change in operating income		$2			$(193)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	% Change	Jul 3, 2016	Jun 28, 2015	% Change
Bookings	$1,599	$1,425	12.2%	$2,852	$2,513	13.5%

Total Net Sales—The increase in total net sales of $48 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to higher net sales of $77 million on various cybersecurity and special missions programs with no individual or common significant driver. The increase in total net sales was partially offset by lower net sales of $25 million on training activities on the Air Traffic Control Optimum Training Solutions (ATCOTS) contract for the Federal Aviation Administration (FAA), which ended in 2015.

The increase in total net sales of $80 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to higher net sales of $106 million on various cybersecurity and special missions programs with no individual or common significant driver, partially offset by lower net sales of $50 million on the ATCOTS contract for the FAA, which ended in 2015.

Total Operating Expenses—The increase in total operating expenses of $46 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to an increase in other cost of sales and other operating expenses of $64 million, driven principally by activity on the various cybersecurity and special missions programs described above in Total Net Sales.

The increase in total operating expenses of $273 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to an increase in other cost of sales and other operating expenses of $251 million, driven principally by the $181 million impact from the eBorders settlement in the first quarter of 2015 as described in Consolidated Results of Operations beginning on page 23, and activity on the various cybersecurity and special missions programs described above in Total Net Sales.

Operating Income and Margin—Operating income and margin in the second quarter of 2016 were relatively consistent with the second quarter of 2015.

The decrease in operating income of $193 million and the related decrease in operating margin in the first six months of 2016 compared to the first six months of 2015 was primarily due to a change in mix and other performance of $194 million, driven principally by the $181 million impact of the eBorders settlement in the first quarter of 2015 as described in Consolidated Results of Operations beginning on page 23.

Backlog and Bookings—Backlog was $6,060 million at July 3, 2016 compared to $6,367 million at December 31, 2015. Bookings increased by $174 million in the second quarter of 2016 compared to the second quarter of 2015. In the second quarter of 2016, IIS booked $445 million on domestic training programs and $129 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $453 million on a number of classified contracts. In the second quarter of 2015, IIS booked $387 million on domestic training programs, $151 million on foreign training programs in support of Warfighter FOCUS activities and $77 million on the NextGen Weather Processor (NWP) program for the FAA. IIS also booked $376 million on a number of classified contracts.

Bookings increased by $339 million in the first six months of 2016 compared to the first six months of 2015. In addition to the bookings above, in the first six months of 2016, IIS booked $301 million for a U.S. Air Force program and $555 million on a number of classified contracts. In addition to the bookings above, in the first six months of 2015, IIS booked $103 million on the Wide Area Augmentation System (WAAS) program for the FAA and $547 million on a number of classified contracts.

Missile Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	% Change	Jul 3, 2016	Jun 28, 2015	% Change
Total net sales	$1,656	$1,559	6.2%	$3,376	$3,032	11.3%
Total operating expenses
Cost of sales—labor	527	505	4.4%	1,053	985	6.9%
Cost of sales—materials and subcontractors	667	649	2.8%	1,313	1,276	2.9%
Other cost of sales and other operating expenses	239	221	8.1%	595	380	56.6%
Total operating expenses	1,433	1,375	4.2%	2,961	2,641	12.1%
Operating income	$223	$184	21.2%	$415	$391	6.1%
Operating margin	13.5%	11.8%		12.3%	12.9%

Change in Operating Income (in millions)	Three Months Ended July 3, 2016 Versus Three Months Ended Jun 28, 2015			Six Months Ended July 3, 2016 Versus Six Months Ended Jun 28, 2015
Volume		$8			$41
Net change in EAC adjustments		12			(57)
Mix and other performance		19			40
Total change in operating income		$39			$24

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	% Change	Jul 3, 2016	Jun 28, 2015	% Change
Bookings	$1,906	$2,216	(14.0)%	$3,538	$3,621	(2.3)%

Total Net Sales—The increase in total net sales of $97 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to $98 million of higher net sales on the Paveway program principally driven by international requirements.

The increase in total net sales of $344 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to $265 million of higher net sales on the Paveway program principally driven by international requirements.

Total Operating Expenses—Operating expenses in the second quarter of 2016 were relatively consistent with the second quarter of 2015.

The increase in total operating expenses of $320 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to an increase in other cost of sales and other operating expenses of $215 million and an increase in labor costs of $68 million. The increase in other cost of sales and other operating expenses was driven principally by an $86 million change in previously deferred precontract costs based on contract awards or funding, a $49 million increase in other cost of sales on the Paveway program driven by the program requirements discussed above in Total Net Sales and a $25 million favorable resolution of a contractual issue in the first quarter of 2015. The increase in labor costs was spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—The increase in operating income of $39 million and the related increase in operating margin in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to a change in mix and other performance of $19 million and a net change in EAC adjustments of $12 million. The change in mix and other performance was spread across numerous programs with no individual or common significant driver. The net change in EAC adjustments was principally driven by a favorable change in net EAC adjustments on the Paveway program due to labor and material production efficiencies.

The increase in operating income of $24 million in the first six months of 2016 compared to the first six months of 2015 was due to an increase in volume of $41 million and a change in mix and other performance of $40 million, partially offset by a net change in EAC adjustments of $57 million. The increase in volume and the change in mix and other performance were driven principally by the Paveway program described above in Total Net Sales. The net change in EAC adjustments was principally driven by a $29 million unfavorable change on a missile defense interceptor program driven primarily by a decrease in estimated incentive fees due to re-phasing incentive events in the first quarter of 2016 and an increase in expected cost to complete the program, and a $25 million favorable resolution of a contractual issue in the first quarter of 2015, partially offset by a $26 million favorable change in net EAC adjustments on the Paveway program due to labor and material production efficiencies. The remaining change in net EAC adjustments was spread across numerous programs with no individual or common significant driver. The decrease in operating margin in the first six months of 2016 compared to the first six months of 2015 was primarily due to the net change in EAC adjustments, partially offset by the change in mix and other performance.

Backlog and Bookings—Backlog was $10,943 million at July 3, 2016 compared to $10,885 million at December 31, 2015. Bookings decreased by $310 million in the second quarter of 2016 compared to the second quarter of 2015. In the second quarter of 2016, MS booked $298 million for AIM-9X® Sidewinder short-range air-to-air missiles for the U.S. Navy, U.S. Air Force, U.S. Army and international customers, $292 million for Paveway for the U.S. Air Force and international customers, $230 million for Standard Missile-3 (SM-3®) for the MDA and an international customer, $186 million for the Woomera Mobile Range Upgrade program for the Royal Australian Air Force, $122 million for the Miniature Air Launched Decoy (MALD®) for the U.S. Air Force, $118 million for Evolved SeaSparrow Missiles (ESSM®) for the U.S. Navy and international customers, and $109 million for Advanced Medium-Range Air-to-Air Missiles (AMRAAM®) for the U.S. Air Force, U.S. Navy, and international customers. In the second quarter of 2015, MS booked $529 million for SM-3 for the MDA, $511 million on ESSM for the U.S. Navy and international customers, $363 million for Paveway for international customers, and $143 million for Standard Missile-6 (SM-6®) for the U.S. Navy. MS also booked $99 million on a classified program.

Bookings decreased by $83 million in the first six months of 2016 compared to the first six months of 2015. In addition to the bookings above, in the first six months of 2016, MS booked $646 million for AMRAAM for the U.S. Air Force, U.S. Navy and international customers, $272 million for SM-6 for the U.S. Navy and $225 million for Paveway for the U.S. Air Force and international customers. In addition to the bookings above, in the first six months of 2015, MS booked $539 million for AMRAAM for the U.S. Air Force, U.S. Navy and international customers, $231 million for Tomahawk for the U.S. Navy, $110 million for SM-6 for the U.S. Navy and $92 million for MALD for the U.S. Air Force.

Space and Airborne Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	% Change	Jul 3, 2016	Jun 28, 2015	% Change
Total net sales	$1,547	$1,416	9.3%	$2,997	$2,774	8.0%
Total operating expenses
Cost of sales—labor	626	626	—%	1,226	1,233	(0.6)%
Cost of sales—materials and subcontractors	462	335	37.9%	854	668	27.8%
Other cost of sales and other operating expenses	256	260	(1.5)%	541	496	9.1%
Total operating expenses	1,344	1,221	10.1%	2,621	2,397	9.3%
Operating income	$203	$195	4.1%	$376	$377	(0.3)%
Operating margin	13.1%	13.8%		12.5%	13.6%

Change in Operating Income (in millions)	Three Months Ended July 3, 2016 Versus Three Months Ended Jun 28, 2015			Six Months Ended July 3, 2016 Versus Six Months Ended Jun 28, 2015
Volume		$19			$34
Net change in EAC adjustments		27			38
Mix and other performance		(38)			(73)
Total change in operating income		$8			$(1)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	% Change	Jul 3, 2016	Jun 28, 2015	% Change
Bookings	$2,217	$1,240	78.8%	$4,419	$1,871	136.2%

Total Net Sales—The increase in total net sales of $131 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to higher net sales of $153 million on classified programs, principally driven by $97 million on an international classified program awarded in the first quarter of 2016.

The increase in total net sales of $223 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to higher net sales of $282 million on classified programs, principally driven by $151 million on an international classified program awarded in the first quarter of 2016.

Total Operating Expenses—The increase in total operating expenses of $123 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to an increase in materials and subcontractors costs of $127 million, principally driven by activity on the classified programs described above in Total Net Sales. In the first quarter of 2016, we eliminated intra-segment charging between SAS product lines for work performed on other SAS product lines’ contracts. Second quarter of 2015 operating expense amounts have been retroactively reclassified to reflect these changes resulting in a $30 million and $65 million increase in other cost of sales and other operating expenses and labor costs, respectively, and a corresponding $95 million decrease in materials and subcontractors costs.

The increase in total operating expenses of $224 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to an increase in materials and subcontractors costs of $186 million and an increase in other costs of sales and other operating expenses of $45 million. The increase in materials and subcontractors costs was primarily driven by the activity on the programs described above in Total Net Sales. The increase in other cost of sales and other operating expenses was primarily due to the amount of previously deferred precontract costs based on contract awards or funding, which had an impact of $69 million, with the remaining change spread across numerous programs with no individual or common significant driver. In the first quarter of 2016, we eliminated intra-segment charging between SAS product lines for work performed on other SAS product lines’ contracts. First six months of 2015 operating expense amounts have been retroactively reclassified to reflect these changes resulting in a $61 million and $127 million increase in other cost of sales and other operating expenses and labor costs, respectively, and a corresponding $188 million decrease in materials and subcontractors costs.

Operating Income and Margin—The increase in operating income of $8 million in the second quarter of 2016 compared to the second quarter of 2015 was due to a net change in EAC adjustments of $27 million and an increase in volume of $19 million, partially offset by a change in mix and other performance of $38 million. The net change in EAC adjustments was principally driven by labor and material production efficiencies on international tactical radar systems programs and improved performance on protected communication systems programs in the second quarter of 2016. The increase in volume was principally driven by the classified programs described above in Total Net Sales. The change in mix and other performance was primarily driven by activity on a tactical radar systems program and on an international classified program awarded in the first quarter of 2016, and an $11 million gain on a real estate transaction in the second quarter of 2015. The decrease in operating margin in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

Operating income in the first six months of 2016 was relatively consistent with the first six months of 2015. The change in mix and other performance of $73 million was primarily driven by activity on a tactical radar systems program and on an international classified program awarded in the first quarter of 2016, and an $11 million gain on a real estate transaction in the second quarter of 2015. The net change in EAC adjustments of $38 million was primarily driven by labor and material production efficiencies on international tactical radar systems programs. The increase in volume of $34 million was principally driven by the classified programs described above in Total Net Sales. The decrease in operating margin in the first six months of 2016 compared to the first six months of 2015 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

Backlog and Bookings—Backlog was $7,877 million at July 3, 2016 compared to $6,309 million at December 31, 2015. The increase in backlog of $1,568 million or 25% at July 3, 2016 compared to December 31, 2015 was primarily due to bookings in excess of sales in the first six months of 2016, principally within our Electronic Warfare Systems, Space Systems and Intelligence, Surveillance and Reconnaissance Systems product lines. Bookings increased by $977 million in the second quarter of 2016 compared to the second quarter of 2015. In the second quarter of 2016, SAS booked $992 million on the Next Generation Jammer (NGJ) program for the U.S. Navy and $90 million on the next-generation Multi-Spectral Targeting System (MTS) for the U.S. Air Force. SAS also booked $424 million on a number of classified contracts. In the second quarter of 2015, SAS booked $153 million on a multimission radar program for the U.S. Navy and an international customer, $99 million on an Active Electronically Scanned Array (AESA) radar Performance Based Logistics (PBL) contract for an international customer, and $82 million to provide communication subsystems for the U.S. Navy and an international customer. SAS also booked $250 million on a number of classified contracts.

Bookings increased by $2,548 million in the first six months of 2016 compared to the first six months of 2015. In addition to the bookings noted above, in the first six months of 2016, SAS booked over $650 million on an international classified program, $553 million on the Joint Polar Satellite System (JPSS) program for NASA, and $470 million on a number of domestic classified contracts. In addition to the bookings noted above, in the first six months of 2015, SAS booked $210 million on a number of classified contracts.

Forcepoint
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	% Change	Jul 3, 2016	Jun 28, 2015	% Change
Total net sales	$138	$57	NM	$274	$81	NM
Total operating expenses
Cost of sales	27	11	NM	51	17	NM
Selling and marketing	52	19	NM	100	24	NM
Research and development	32	21	NM	64	31	NM
General and administrative	20	7	NM	38	10	NM
Total operating expenses	131	58	NM	253	82	NM
Operating income (loss)	$7	$(1)	NM	$21	$(1)	NM
Operating margin	5.1%	(1.8)%		7.7%	(1.2)%
NM = Not meaningful

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 3, 2016	Jun 28, 2015	% Change	Jul 3, 2016	Jun 28, 2015	% Change
Bookings	$123	$49	NM	$220	$68	NM
NM = Not meaningful

Total Net Sales—The increase in total net sales of $81 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to $79 million of higher sales resulting from the acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

The increase in total net sales of $193 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to $184 million of higher sales resulting from the acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

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

Total operating expenses in the second quarter of 2016 increased $73 million compared to the second quarter of 2015. The increase in all of the categories of total operating expenses was primarily due to the acquisition of Websense in the second quarter of 2015. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments.

Total operating expenses in the first six months of 2016 increased $171 million compared to the first six months of 2015. The increase in all of the categories of total operating expenses was primarily due to the acquisition of Websense in the second quarter of 2015. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments.

Operating Income and Margin—The increase in operating income of $8 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to the acquisition of Websense. Operating income excludes the acquisition accounting adjustments described below in Acquisition Accounting Adjustments. The increase in operating margin in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to the acquisition of Websense.

The increase in operating income of $22 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to the acquisition of Websense. Operating income excludes the acquisition accounting adjustments described below in Acquisition Accounting Adjustments. The increase in operating margin in the first six months of 2016 compared to the first six months of 2015 was primarily due to the acquisition of Websense.

Backlog and Bookings—Backlog was $471 million at July 3, 2016 compared to $479 million at December 31, 2015. Bookings increased by $74 million in the second quarter of 2016 compared to the second quarter of 2015 primarily due to the acquisitions of Websense and Stonesoft.

Bookings increased by $152 million in the first six months of 2016 compared to the first six months of 2015 primarily due to the acquisitions of Websense and Stonesoft.

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
The components of Acquisition Accounting Adjustments were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Deferred revenue adjustment	$(21)	$(10)	$(47)	$(10)
Amortization of acquired intangibles	(30)	(22)	(62)	(36)
Total Acquisition Accounting Adjustments	$(51)	$(32)	$(109)	$(46)

The deferred revenue adjustment for the second quarters and first six months of 2016 and 2015 all relates to the Forcepoint segment.

Amortization of acquired intangibles by segment was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Integrated Defense Systems	$—	$1	$—	$1
Intelligence, Information and Services	4	3	9	6
Missile Systems	1	1	1	1
Space and Airborne Systems	4	9	9	18
Forcepoint	21	8	43	10
Total	$30	$22	$62	$36

The change in our Acquisition Accounting Adjustments of $19 million in the second quarter of 2016 compared to the second quarter of 2015 was due to an $11 million increase in the deferred revenue adjustment, principally driven by the acquisition of Stonesoft in the first quarter of 2016 and an $8 million increase in the intangibles amortization adjustment, principally driven by the acquisition of Websense in the second quarter of 2015.

The change in our Acquisition Accounting Adjustments of $63 million in the first six months of 2016 compared to the first six months of 2015 was due to a $37 million increase in the deferred revenue adjustment and a $26 million increase in the intangibles amortization adjustment, both principally driven by the acquisition of Websense in the second quarter of 2015.

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

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Six Months Ended
FAS/CAS Adjustment Income (Expense) (in millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
FAS/CAS Pension Adjustment	$108	$48	$213	$96
FAS/CAS PRB Adjustment	1	1	1	2
FAS/CAS Adjustment	$109	$49	$214	$98
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
FAS (expense)	$(262)	$(292)	$(527)	$(583)
CAS expense	370	340	740	679
FAS/CAS Pension Adjustment	$108	$48	$213	$96

The change in our FAS/CAS Pension Adjustment of $60 million in the second quarter of 2016 compared to the second quarter of 2015 was driven by a $30 million increase in our CAS expense and a $30 million decrease in our FAS expense. The change in our FAS/CAS Pension Adjustment of $117 million in the first six months of 2016 compared to the first six months of 2015 was driven by a $61 million increase in our CAS expense and a $56 million decrease in our FAS expense. The increase in our CAS expense in the second quarter and first six months of 2016 was primarily due to the CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with the Pension Protection Act of 2006, to measure liabilities in determining the CAS pension expense. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expense has been included in our contracts through our overhead forward pricing rates. The decrease in our FAS expense in the second quarter and first six months of 2016 was primarily due to the higher discount rate at December 31, 2015 compared to the discount rate at December 31, 2014.

Corporate
Corporate operating income consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015	Jul 3, 2016	Jun 28, 2015
Corporate	$4	$(35)	$(24)	$(64)

The change in operating income related to Corporate of $39 million in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to $23 million of Websense acquisition and integration related expenses in the second quarter of 2015.

The change in operating income related to Corporate of $40 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to $25 million of Websense acquisition and integration related expenses in the first six months of 2015.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at July 3, 2016 and December
31, 2015:

(In millions)	Jul 3, 2016	Dec 31, 2015
Cash and cash equivalents	$2,016	$2,328
Short-term investments	703	872
Working capital	3,836	3,686
Amount available under credit facilities	1,250	1,250

Operating Activities

	Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015
Net cash provided by (used in) operating activities from continuing operations	$1,071	$431
Net cash provided by (used in) operating activities	1,071	432

The increase in net cash provided by operating activities from continuing operations of $640 million in the first six months of 2016 compared to the first six months of 2015, was primarily due to a decrease in tax payments and pension contributions in the first six months of 2016 as discussed below, as well as the timing of vendor payments, partially offset by the eBorders settlement payment received in the second quarter of 2015.

Pension Plan Contributions—We made the following contributions to our pension and PRB plans during the first six months of 2016 and 2015:

	Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015
Required pension contributions	$79	$170
PRB contributions	10	10

Tax Payments and Refunds—We made the following net tax payments during the first six months of 2016 and 2015:

	Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015
Federal	$165	$488
Foreign	27	12
State	18	32

We expect full-year net federal, foreign and state tax payments to be approximately $794 million in 2016.

Interest Payments—We made interest payments on our outstanding debt of $116 million in both the first six months of 2016 and 2015.

Investing Activities

	Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015
Net cash provided by (used in) investing activities	$(186)	$(1,222)

The change in net cash provided by (used in) investing activities of $1,036 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to the acquisition of Websense, partially offset by our short-term investments activity, both of which are described below.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015
Additions to property, plant and equipment	$237	$143
Additions to capitalized internal use software	26	26

We expect our property, plant and equipment and internal use software expenditures to be between approximately $465–$525 million and $75–$95 million, respectively, in 2016, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015
Purchases of short-term investments	$(472)	$(148)
Sales of short-term investments	—	209
Maturities of short-term investments	599	774

Acquisitions—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria. Payments for purchases of acquired companies, net of cash acquired, were as follows:

	Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015
Payments for purchases of acquired companies, net of cash acquired	$(57)	$(1,892)

The decrease of $1,835 million in payments for purchases of acquired companies, net of cash acquired, was due to the acquisition of Websense in May 2015 from Vista Equity Partners for approximately $1.9 billion, partially offset by Forcepoint's acquisition of the Stonesoft next-generation firewall (NGFW) business, including the Sidewinder proxy firewall technology, in January 2016.

Financing Activities

	Six Months Ended
(In millions)	Jul 3, 2016	Jun 28, 2015
Net cash provided by (used in) financing activities	$(1,197)	$(604)

We have used cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash used in financing activities of $593 million in the first six months of 2016 compared to the first six months of 2015 was primarily due to the sale of noncontrolling interest in Forcepoint in the second quarter of 2015 and our share repurchases, both of which are described below, as well as the $90 million net cash payment that we made to Thales S.A. in the second quarter of 2016 related to our acquisition of Thales S.A.'s noncontrolling interest in RCCS LLC and the sale of our equity method investment in TRS SAS as described in MD&A Overview on page 23.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2013, our Board authorized the repurchase of up to $2.0 billion. Our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock in November 2015. At July 3, 2016, we had approximately $1.9 billion available under the 2015 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards (RSAs), restricted stock units (RSUs), stock options and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Six Months Ended
(In millions)	Jul 3, 2016		Jun 28, 2015
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$602	4.8	$500	4.6
Shares repurchased to satisfy tax withholding obligations	92	0.7	96	0.9
Total share repurchases	$694	5.5	$596	5.5

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Six Months Ended
(In millions, except per share amounts)	Jul 3, 2016	Jun 28, 2015
Cash dividends declared per share	$1.465	$1.34
Total dividends paid	419	391
In March 2016, our Board of Directors authorized a 9.3% increase to our annual dividend payout rate from $2.68 to $2.93 per share. Dividends are subject to quarterly approval by our Board of Directors.
Sale of Noncontrolling Interest in Forcepoint—In connection with the Websense acquisition in the second quarter of 2015, we combined Websense with Raytheon Cyber Products to form Forcepoint, and then sold 19.7% of the equity interest in Forcepoint to Vista Equity Partners for $343 million.

CAPITAL RESOURCES
Total debt was $5.3 billion at July 3, 2016 and December 31, 2015. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $2.7 billion and $3.2 billion at July 3, 2016 and December 31, 2015, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $666 million and $1,040 million at July 3, 2016 and December 31, 2015, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020 and terminated the previous $1.4 billion credit facility entered into in December 2011. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at July 3, 2016, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from 20 separate highly rated lenders, each committing no more than 10% of the facility. As of July 3, 2016 and December 31, 2015 there were no borrowings outstanding under the $1.25 billion credit facility. We had no outstanding letters of credit at July 3, 2016 or December 31, 2015.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the six months ended July 3, 2016 and full-year 2015. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 34.1% at July 3, 2016. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor’s (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of July 3, 2016 to our short-term and long-term senior unsecured debt:

	Short-Term	Long-Term Senior Debt
Rating Agency	Debt Rating	Rating	Outlook	Date of Last Action
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	A3	Stable	October 2011
S&P	A-1	A	Stable	May 2014

Shelf Registrations—We have an effective shelf registration with the SEC, filed in June 2016, which covers the registration of debt securities, common stock, preferred stock and warrants.

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

(In millions, except percentages)	Jul 3, 2016	Dec 31, 2015
Total remediation costs—undiscounted	$219	$224
Weighted average discount rate	5.2%	5.2%
Total remediation costs—discounted	$151	$149
Recoverable portion	95	94

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

(In millions)	Jul 3, 2016	Dec 31, 2015
Guarantees	$199	$213
Letters of credit	2,567	2,242
Surety bonds	255	264

Included in guarantees and letters of credit described above were $189 million and $47 million, respectively, at July 3, 2016, and $203 million and $187 million, respectively, at December 31, 2015, related to our joint venture in TRS. The joint venture agreement for the TRS joint venture was amended and restated in the second quarter of 2016, as described in MD&A Overview on page 23, reducing the scope of the joint venture to TRS AMDC2 only. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At July 3, 2016, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at July 3, 2016. We had an estimated liability of $4 million and $8 million, respectively, at July 3, 2016 and December 31, 2015 related to these guarantees and letters of credit.

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
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At July 3, 2016, the aggregate amount of our offset agreements had an outstanding notional value of approximately $6.0 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (EU), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a decline in the value of the British pound as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the EU. The British pound is the functional currency for approximately 2% of our sales. In addition, for any contracts that are not denominated in the same currency as the functional currency (for example, contracts denominated in British pounds where the functional currency is the U.S. dollar), we enter into foreign currency forward contracts to hedge our risk related to foreign currency exchange rate fluctuations. As a result, we currently do not expect the U.K.’s exit from the EU to have a material impact on our financial position, results of operations or liquidity.

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

Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

In 2014, we established a cross-functional implementation team consisting of representatives from across all of our business segments. We utilized a bottoms-up approach to analyze the impact of the standard on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. In addition, we identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. The implementation team has reported the findings and progress of the project to management and the Audit Committee on a frequent basis over the last two years.
We have been closely monitoring FASB activity related to the new standard, as well as working with various non-authoritative groups to conclude on specific interpretative issues. In the second quarter of 2016, we made progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. Our progress was aided by the FASB issuing ASU 2016-10, Identifying Performance Obligations and Licensing, which amended the current guidance on performance obligations and provided additional clarity on this topic, and the significant progress of the non-authoritative groups in concluding on specific interpretative issues. We also made significant progress on our contract reviews and detailed policy drafting in the second quarter of 2016. Based on our evaluation, we expect to early adopt the requirements of the new standard in the first quarter of 2017 and anticipate using the full retrospective transition method.
The impact of adopting the new standard on our 2015 and 2016 total net sales and operating income is not expected to be material. We also do not expect a material impact to our consolidated balance sheet. The immaterial impact of adopting ASU 2014-09 primarily relates to the deferral of commissions on our commercial software arrangements, which previously were expensed as incurred but under the new standard will generally be capitalized and amortized over the period of contract performance, and policy changes related to the recognition of revenue and costs on our defense contracts to better align our policies with the new standard. The impact to our results is not material because the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time under the cost-to-cost method for the majority of our contracts, which is consistent with our current revenue recognition model. Revenue on the majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit, and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date to deliver products or services that do not have an alternative use to the company. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. In addition, the number of our performance obligations under the new standard is not materially different from our contract segments under the existing standard. Lastly, the accounting for the estimate of variable amounts is not expected to be materially different compared to our current practice.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, the ASU requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The ASU also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. In addition, the ASU allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We elected to early adopt the requirements of the amended standard in the first quarter of 2016. In accordance with U.S. GAAP, we adopted the amendment requiring recognition of excess tax benefits and tax deficiencies in the income statement prospectively beginning in the first quarter of 2016, which could result in fluctuations in our effective tax rate period over period depending on how many awards vest in a quarter as well as the volatility of our stock price. In addition, we elected to adopt the amendment related to the presentation of excess tax benefits within operating activities on the statement of cash flows prospectively beginning in the first quarter of 2016. We had previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore there is no change related to this requirement. Furthermore, we elected to change our accounting policy to account for forfeitures when they occur for consistency with our government recovery accounting practices on a modified retrospective basis.

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

Other new pronouncements issued but not effective until after July 3, 2016 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of July 3, 2016 and December 31, 2015 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at July 3, 2016 and December 31, 2015.

Principal payments and interest rate detail for long-term debt by contractual maturity dates as of July 3, 2016 and December 31, 2015, respectively, were as follows:

(In millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$591	$—	$1,500	$3,292	$5,383	$6,168
Average interest rate	—	—	6.549%	—	3.550%	4.229%	4.295%

(In millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$591	$—	$1,500	$3,292	$5,383	$5,826
Average interest rate	—	—	6.549%	—	3.550%	4.229%	4.295%

In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,666 million and $1,076 million at July 3, 2016 and December 31, 2015, respectively. The net notional exposure of these contracts was approximately $261 million and $117 million at July 3, 2016 and December 31, 2015, respectively.

For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $38 million and $9 million were included in other assets, net, and unrealized losses of $47 million and $29 million were included in other current liabilities at July 3, 2016 and December 31, 2015, respectively.

Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At July 3, 2016, we had short-term investments with a fair value of $703 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit which had an average maturity of five months).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of July 3, 2016.
Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of July 3, 2016 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
April (April 4, 2016 - May 1, 2016)	—	$—	—	$2.1
May (May 2, 2016 - May 29, 2016)	647,519	128.10	647,267	2.0
June (May 30, 2016 - July 3, 2016)	1,304,946	131.50	903,269	1.9
Total	1,952,465	$130.37	1,550,536

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the second quarter of 2016 includes the surrender by employees of 401,929 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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
July 28, 2016