Form 10-Q
period 2016-10-02
RAYTHEON CO/
filed 2016-10-27
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒
Number of shares of common stock outstanding as of October 24, 2016 was 293,647,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance, including with respect to our liquidity and capital resources, our capital expenditures, our bookings and backlog, our cash tax payments and tax reserves, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits, our expectations regarding customer contracts, our international sales, the impact of acquisitions and other business arrangements, and the impact and outcome of audits and legal and administrative proceedings, claims, investigations and commitments and contingencies. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	Oct 2, 2016	Dec 31, 2015
Assets
Current assets
Cash and cash equivalents	$2,342	$2,328
Short-term investments	462	872
Contracts in process, net	6,469	5,564
Inventories	651	635
Prepaid expenses and other current assets	231	413
Total current assets	10,155	9,812
Property, plant and equipment, net	2,053	2,005
Goodwill	14,791	14,731
Other assets, net	2,453	2,733
Total assets	$29,452	$29,281

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,063	$2,193
Accounts payable	1,415	1,402
Accrued employee compensation	1,131	1,154
Other current liabilities	1,392	1,377
Total current liabilities	6,001	6,126
Accrued retiree benefits and other long-term liabilities	7,284	7,140
Long-term debt	5,334	5,330
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest (Note 8)	366	355

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 294 and 299 shares outstanding at October 2, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	—	398
Accumulated other comprehensive loss	(6,856)	(7,176)
Retained earnings	17,320	16,903
Total Raytheon Company stockholders’ equity	10,467	10,128
Noncontrolling interests in subsidiaries	—	202
Total equity	10,467	10,330
Total liabilities, redeemable noncontrolling interest and equity	$29,452	$29,281

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Net sales
Products	$5,058	$4,831	$14,884	$14,112
Services	975	952	2,947	2,807
Total net sales	6,033	5,783	17,831	16,919
Operating expenses
Cost of sales—products	3,725	3,635	10,889	10,458
Cost of sales—services	787	773	2,403	2,308
General and administrative expenses	715	678	2,161	1,968
Total operating expenses	5,227	5,086	15,453	14,734
Operating income	806	697	2,378	2,185
Non-operating (income) expense, net
Interest expense	58	58	174	175
Interest income	(4)	(3)	(12)	(9)
Other (income) expense, net	(4)	9	(7)	6
Total non-operating (income) expense, net	50	64	155	172
Income from continuing operations before taxes	756	633	2,223	2,013
Federal and foreign income taxes	233	189	591	513
Income from continuing operations	523	444	1,632	1,500
Income (loss) from discontinued operations, net of tax	1	(1)	1	—
Net income	524	443	1,633	1,500
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(5)	(4)	(34)	(3)
Net income attributable to Raytheon Company	$529	$447	$1,667	$1,503

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.79	$1.47	$5.60	$4.91
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	1.79	1.47	5.61	4.92
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.79	$1.47	$5.60	$4.91
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	1.79	1.47	5.60	4.91
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$528	$448	$1,666	$1,503
Income (loss) from discontinued operations, net of tax	1	(1)	1	—
Net income	$529	$447	$1,667	$1,503
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Net income	$524	$443	$1,633	$1,500
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Net loss arising during period	(174)	(127)	(174)	(127)
Amortization of prior service cost included in net periodic cost	—	2	2	4
Amortization of net actuarial loss included in net income	267	281	758	847
Loss due to settlements	1	—	4	—
Pension and other postretirement benefit plans, net	94	156	590	724
Foreign exchange translation	(32)	(28)	(78)	(30)
Cash flow hedges	8	(4)	16	(4)
Unrealized gains (losses) on investments and other, net	13	—	15	(6)
Other comprehensive income (loss), before tax	83	124	543	684
Income tax benefit (expense) related to items of other comprehensive income (loss)	(40)	(53)	(223)	(250)
Other comprehensive income (loss), net of tax	43	71	320	434
Total comprehensive income	567	514	1,953	1,934
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(5)	(4)	(34)	(3)
Comprehensive income attributable to Raytheon Company	$572	$518	$1,987	$1,937
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Nine Months Ended October 2, 2016 and September 27, 2015 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at December 31, 2015	$3	$398	$(7,176)	$16,903	$10,128	$202	$10,330
Net income (loss)				1,667	1,667	(15)	1,652
Other comprehensive income (loss), net of tax			320		320		320
Adjustment of redeemable noncontrolling interest to redemption value				(27)	(27)		(27)
Distributions and other activity related to noncontrolling interests				(205)	(205)	(187)	(392)
Dividends declared		3		(653)	(650)		(650)
Common stock plans activity		130			130		130
Share repurchases		(531)		(365)	(896)		(896)
Balance at October 2, 2016	$3	$—	$(6,856)	$17,320	$10,467	$—	$10,467

Balance at December 31, 2014	$3	$1,309	$(7,458)	$15,671	$9,525	$196	$9,721
Net income (loss)				1,503	1,503	8	1,511
Other comprehensive income (loss), net of tax			434		434		434
Adjustment of redeemable noncontrolling interest to redemption value				(11)	(11)		(11)
Distributions and other activity related to noncontrolling interests		(1)			(1)	(3)	(4)
Dividends declared				(611)	(611)		(611)
Common stock plans activity		157			157		157
Share repurchases		(848)			(848)		(848)
Balance at September 27, 2015	$3	$617	$(7,024)	$16,552	$10,148	$201	$10,349

(1)	Excludes redeemable noncontrolling interest which is not considered equity. See "Note 8: Forcepoint Joint Venture" for additional information.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015
Cash flows from operating activities
Net income	$1,633	$1,500
(Income) loss from discontinued operations, net of tax	(1)	—
Income from continuing operations	1,632	1,500
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	377	353
Stock-based compensation	120	114
Gain on sale of equity method investment	(158)	—
Deferred income taxes	(102)	(248)
Tax benefit from stock-based awards	—	(43)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(1,016)	(700)
Inventories	(15)	(207)
Prepaid expenses and other current assets	276	7
Income taxes receivable/payable	(78)	3
Accounts payable	52	63
Accrued employee compensation	(25)	109
Other current liabilities	(47)	47
Accrued retiree benefits	693	583
Other, net	2	(48)
Net cash provided by (used in) operating activities from continuing operations	1,711	1,533
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	1,711	1,533
Cash flows from investing activities
Additions to property, plant and equipment	(344)	(239)
Proceeds from sales of property, plant and equipment	25	45
Additions to capitalized internal use software	(47)	(37)
Purchases of short-term investments	(472)	(658)
Sales of short-term investments	—	209
Maturities of short-term investments	822	1,336
Payments for purchases of acquired companies, net of cash received	(57)	(1,892)
Other	(9)	(6)
Net cash provided by (used in) investing activities	(82)	(1,242)
Cash flows from financing activities
Dividends paid	(635)	(595)
Repurchases of common stock under share repurchase programs	(801)	(750)
Repurchases of common stock to satisfy tax withholding obligations	(95)	(98)
Acquisition of noncontrolling interest in RCCS LLC	(90)	—
Contribution from noncontrolling interest in Forcepoint	11	—
Tax benefit from stock-based awards	—	43
Sale of noncontrolling interest in Forcepoint	—	343
Other	(5)	(3)
Net cash provided by (used in) financing activities	(1,615)	(1,060)
Net increase (decrease) in cash and cash equivalents	14	(769)
Cash and cash equivalents at beginning of the year	2,328	3,222
Cash and cash equivalents at end of period	$2,342	$2,453

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
We have been closely monitoring FASB activity related to the new standard, as well as working with various non-authoritative groups to conclude on specific interpretative issues. In the first half of 2016, we made significant progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. Our progress was aided by the FASB issuing ASU 2016-10, Identifying Performance Obligations and Licensing, which amended the current guidance on performance obligations and provided additional clarity on this topic, and the significant progress of the non-

authoritative groups in concluding on specific interpretative issues. We also made significant progress on our contract reviews and detailed policy drafting. Based on our evaluation, we expect to early adopt the requirements of the new standard in the first quarter of 2017 and anticipate using the full retrospective transition method.
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

Other new pronouncements issued but not effective until after October 2, 2016 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Operating income	$114	$84	$269	$245
Income from continuing operations attributable to Raytheon Company	74	54	187	159
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.25	$0.18	$0.63	$0.52

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

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.73	$0.69	$2.19	$2.03
Undistributed earnings	1.06	0.78	3.41	2.88
Total	$1.79	$1.47	$5.60	$4.91
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.73	$0.68	$2.19	$2.03
Undistributed earnings	1.06	0.79	3.41	2.88
Total	$1.79	$1.47	$5.60	$4.91
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was earnings of less than $0.01 and a loss of less than $0.01 for the third quarters of 2016 and 2015, respectively, and earnings of less than $0.01 for the first nine months of 2016 and 2015.

Income attributable to participating securities was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Income from continuing operations attributable to participating securities	$7	$6	$23	$24
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	—	—	—	—
Net income attributable to participating securities	$7	$6	$23	$24

(1)
Income (loss) from discontinued operations, net of tax attributable to participating securities was income of less than $1 million and a loss of less than $1 million for the third quarters of 2016 and 2015, respectively, and income of less than $1 million for the first nine months of 2016 and 2015.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Shares for basic EPS(1)	295.2	303.9	297.2	305.8
Dilutive effect of LTPP and RSUs	0.3	0.4	0.3	0.4
Shares for diluted EPS	295.5	304.3	297.5	306.2

(1)
Includes 3.7 million and 4.3 million participating securities for the three months ended October 2, 2016 and September 27, 2015, respectively, and 4.1 million and 4.9 million participating securities for the nine months ended October 2, 2016 and September 27, 2015, respectively.

Note 5: Inventories
Inventories consisted of the following:

(In millions)	Oct 2, 2016	Dec 31, 2015
Materials and purchased parts	$66	$69
Work in process	571	551
Finished goods	14	15
Total	$651	$635

We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $209 million and $225 million in inventories as work in process at October 2, 2016 and December 31, 2015, respectively.

Note 6: Acquisitions and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

In January 2016, our Forcepoint business acquired the Stonesoft next-generation firewall (NGFW) business, including the Sidewinder proxy firewall technology. Vista Equity Partners contributed 19.7% of the purchase price, which is reflected in contribution from noncontrolling interest in Forcepoint in our consolidated statements of cash flows. Stonesoft provides NGFW software and hardware solutions that focus on high-availability, centralized management of large networks and protection from advanced evasion techniques. The Sidewinder product provides proxy-based firewall software and hardware solutions, allowing for clear visibility and control of command filtering, protocol enforcement and application access. Stonesoft expands the cloud and hybrid capabilities of Forcepoint. In connection with this acquisition, we have recorded $51 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, all of which is expected to be deductible for tax purposes, and $23 million of intangible assets, primarily related to technology and customer relationships, with a weighted-average life of 5 years. We completed the purchase price allocation process in the third quarter of 2016.

Pro-forma financial information has not been provided for this acquisition because it is not material.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems(1)	Intelligence, Information and Services(1)	Missile Systems	Space and Airborne Systems	Forcepoint(2)	Total
Balance at December 31, 2015	$1,704	$2,958	$4,154	$4,106	$1,809	$14,731
Acquisitions(3)	—	8	—	—	51	59
Effect of foreign exchange rates and other	—	1	—	—	—	1
Balance at October 2, 2016	$1,704	$2,967	$4,154	$4,106	$1,860	$14,791

(1)
In connection with the January 1, 2016 reorganization of IDS and IIS, goodwill of $90 million was allocated to the IIS segment on a relative fair value basis and is reflected in the revised balances at December 31, 2015.

(2)
At October 2, 2016, Forcepoint's fair value is estimated to exceed its net book value by approximately $480 million. As discussed in "Note 8: Forcepoint Joint Venture", we are required to determine Forcepoint's fair value on a quarterly basis due to the accounting related to the redeemable noncontrolling interest.

(3)
In addition to the acquisition of the Stonesoft NGFW business during the first quarter of 2016, we finalized the purchase price allocation for Foreground Security at IIS, which resulted in an adjustment to goodwill of $8 million.

Note 7: Thales-Raytheon Systems Co. Ltd. (TRS) Joint Venture
In 2001, we formed the TRS joint venture with Thales S.A. The TRS joint venture arrangement involved three operating companies, one of which, Raytheon Command and Control Solutions LLC (RCCS LLC), previously called Thales-Raytheon Systems LLC, we control and consolidate, and the other two, Thales-Raytheon Systems Company S.A.S. (TRS SAS) and Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2), which we accounted for using the equity method through our investment in TRS. All are reflected in our IDS segment results.

On December 24, 2015, Thales S.A. and Raytheon entered into a letter agreement relating to the joint venture agreement for the TRS joint venture, which contemplated that the parties would use their commercially reasonable efforts to amend the joint venture agreement on or before June 30, 2016 to reduce its existing scope of work. In the second quarter of 2016, Thales S.A. and Raytheon amended and restated the TRS joint venture agreement to reduce the existing joint venture arrangement to TRS AMDC2 only and limit its scope to NATO-only business opportunities involving air command and control systems, theatre missile defense and ballistic missile defense. Accordingly, TRS AMDC2 continues to be a joint venture between Thales S.A. and Raytheon that is accounted for using the equity method.

The amendment and restatement of the TRS joint venture agreement resulted in Raytheon acquiring Thales S.A.'s noncontrolling interest in RCCS LLC and selling our equity method investment in TRS SAS, resulting in a net cash payment to Thales S.A. of $90 million which was classified as a financing activity in our consolidated statements of cash flows. In the second quarter of 2016, we recorded our acquisition of Thales S.A.'s noncontrolling interest in RCCS LLC at fair value, which resulted in a reduction to equity of $167 million before tax, $205 million after tax, and the sale of our equity method investment in TRS SAS at fair value, which resulted in a tax-free gain of $158 million that was recorded in operating income through a reduction in cost of sales, consistent with the historical classification of equity method income for TRS SAS, at our IDS Segment.

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

Vista Equity Partners' interest in Forcepoint is presented as redeemable noncontrolling interest, outside of stockholders' equity, in our consolidated balance sheets. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date, which was $366 million at October 2, 2016, or the carrying value, defined as the initial value adjusted for Vista Equity Partners' share of the cumulative impact of net income (loss) and other changes in accumulated other comprehensive income (loss), which was $318 million at October 2, 2016. Adjustments to the redemption value over the period from the date of acquisition to the date the redemption feature becomes puttable, and the related tax impact, are immediately recorded to retained earnings.

A rollforward of redeemable noncontrolling interest was as follows:

	Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015
Beginning balance	$355	$—
Sale of noncontrolling interest	—	343
Net income (loss)	(19)	(11)
Other comprehensive income (loss), net of tax(1)	—	—
Contribution from noncontrolling interest	11	—
Adjustment of noncontrolling interest to redemption value (before tax)	19	11
Ending balance	$366	$343

(1)	Other comprehensive income (loss), net of tax, was a loss of less than $1 million for the nine months ended October 2, 2016 and September 27, 2015.

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

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency contracts were both $49 million at October 2, 2016 and $9 million and $29 million, respectively, at December 31, 2015. The fair values of these derivatives are Level 2 in the fair value hierarchy at October 2, 2016 and December 31, 2015 because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,619 million and $1,076 million at October 2, 2016 and December 31, 2015, respectively. The net notional exposure of these contracts was approximately $239 million and $117 million at October 2, 2016 and December 31, 2015, respectively.

Our foreign currency forward contracts contain offset or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At October 2, 2016 and December 31, 2015, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at October 2, 2016 and December 31, 2015.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at October 2, 2016 and December 31, 2015, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date and current rates. At October 2, 2016 and December 31, 2015, we had short-term investments of $462 million and $872 million, respectively, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. As of October 2, 2016, our short-term investments had an average maturity of approximately three months. The amortized cost of these securities closely approximated their fair value at October 2, 2016 and December 31, 2015. There were no securities deemed to have other than temporary declines in value for the third quarter of 2016. In the third quarter and first nine months of 2016, we recorded an unrealized loss on short-term investments of less than $1 million, net of tax, in accumulated other comprehensive loss (AOCL), and an unrealized gain on short-term investments of less than $1 million, net of tax, in AOCL, respectively. In the third quarter and first nine months of 2015, we recorded an unrealized loss on short-term investments of less than $1 million, net of tax, in AOCL, and an unrealized gain on short-term investments of less than $1 million, net of tax, in AOCL, respectively. We did not have any sales of short-term investments in the third quarter and first nine months of 2016 or the third quarter of 2015. In the first nine months of 2015, we recorded sales of short-term investments of $209 million, which resulted in gains of less than $1 million recorded in other (income) expense, net. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

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

(In millions)	Oct 2, 2016	Dec 31, 2015
Carrying value of long-term debt	$5,334	$5,330
Fair value of long-term debt	6,155	5,826

In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first nine months of 2016.

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

(In millions, except percentages)	Oct 2, 2016	Dec 31, 2015
Total remediation costs—undiscounted	$221	$224
Weighted average discount rate	5.2%	5.2%
Total remediation costs—discounted	$151	$149
Recoverable portion	94	94

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

(In millions)	Oct 2, 2016	Dec 31, 2015
Guarantees	$201	$213
Letters of credit	2,362	2,242
Surety bonds	127	264

Included in guarantees and letters of credit described above were $191 million and $47 million, respectively, at October 2, 2016, and $203 million and $187 million, respectively, at December 31, 2015, related to our joint venture in TRS. The joint venture agreement for the TRS joint venture was amended and restated in the second quarter of 2016, as discussed in "Note 7: Thales-Raytheon Systems Co. Ltd. (TRS) Joint Venture", reducing the scope of the joint venture to TRS AMDC2 only. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At October 2, 2016, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at October 2, 2016. We had an estimated liability of $4 million and $8 million, respectively, at October 2, 2016 and December 31, 2015 related to these guarantees and letters of credit.

As discussed in "Note 8: Forcepoint Joint Venture", under the joint venture agreement between Raytheon Company and Vista Equity Partners, Raytheon may be required to purchase Vista Equity Partners' interest in Forcepoint.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At October 2, 2016, the aggregate amount of our offset agreements had an outstanding notional value of approximately $6.0 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery. Our product warranty accruals related to these sales were less than $30 million at both October 2, 2016 and December 31, 2015.

We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The amounts above exclude these costs.

Note 11: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015
Beginning balance	299.0	307.3
Stock plans activity	1.6	1.6
Share repurchases	(7.0)	(7.9)
Ending balance	293.6	301.0

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. At October 2, 2016, we had approximately $1.7 billion available under the 2015 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with RSAs, RSUs, stock options and LTPP awards issued to employees.

Repurchased shares are retired immediately upon repurchase. We account for treasury stock under the cost method. Upon retirement the excess over par value is charged against additional paid-in capital until reduced to zero, with the remainder recorded as a reduction to retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $365 million recorded as a reduction to retained earnings in the nine months ended October 2, 2016.

Our share repurchases were as follows:

	Nine Months Ended
(In millions)	Oct 2, 2016		Sep 27, 2015
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$801	6.2	$750	7.0
Shares repurchased to satisfy tax withholding obligations	95	0.8	98	0.9
Total share repurchases	$896	7.0	$848	7.9

In March 2016, our Board of Directors authorized a 9.3% increase to our annual dividend payout rate from $2.68 to $2.93 per share. Our Board of Directors also declared dividends of $2.20 per share during the first nine months of 2016, compared to dividends of $2.01 per share during the first nine months of 2015. Dividends are subject to quarterly approval by our Board of Directors.

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

Stock-based Compensation Plans
RSAs and RSUs—During the first nine months of 2016, we granted 1.1 million RSAs and RSUs with a weighted-average grant-date fair value of $124.02, calculated under the intrinsic value method. These awards generally vest in equal installments on each of the second, third and fourth anniversary dates of the award's grant date.

LTPP—During the first nine months of 2016, we granted RSUs subject to the 2016–2018 LTPP plan with an aggregate target award of 0.2 million units and a weighted-average grant-date fair value of $123.31. The performance goals for the 2016–2018 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers. The grant-date fair value is based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award.

Forcepoint Plans—In 2015, Forcepoint established long-term incentive plans that provide for awards of unit appreciation rights and profits interests in the joint venture to Forcepoint management and key employees. Awards are approved by the Board of Forcepoint. These awards vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the joint venture. In certain limited circumstances other vesting conditions may apply and the expense attributable to these vesting conditions was $2 million and $4 million for the third quarter and first nine months of 2016, respectively. At October 2, 2016, there were 131 thousand combined units and/or profits interests authorized for award under these plans.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes gains and losses associated with pension and other postretirement benefits (PRB), foreign exchange translation adjustments, the effective portion of gains and losses on derivative instruments qualified as cash flow hedges, and unrealized gains (losses) on available-for-sale investments. The computation of other comprehensive income (loss) and its components are presented in the consolidated statements of comprehensive income.
Accumulated other comprehensive income (loss) consisted of the following activity during the first nine months of 2016 and 2015:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2015	$(7,088)	$(60)	$(16)	$(12)	$(7,176)
Before tax amount	590	(78)	16	15	543
Tax (expense) or benefit	(211)	—	(7)	(5)	(223)
Net of tax amount	379	(78)	9	10	320
Balance at October 2, 2016	$(6,709)	$(138)	$(7)	$(2)	$(6,856)

Balance at December 31, 2014	$(7,432)	$(3)	$(14)	$(9)	$(7,458)
Before tax amount	724	(30)	(4)	(6)	684
Tax (expense) or benefit	(253)	—	1	2	(250)
Net of tax amount	471	(30)	(3)	(4)	434
Balance at September 27, 2015	$(6,961)	$(33)	$(17)	$(13)	$(7,024)

(1)	The pension and PRB plans, net, is shown net of tax benefits of $3,613 million and $3,824 million at October 2, 2016 and December 31, 2015, respectively.

(2)	The cash flow hedges are shown net of tax benefits of $3 million and $10 million at October 2, 2016 and December 31, 2015, respectively.

(3)	The unrealized gains (losses) on investments and other, net are shown net of tax (expense) or benefit of $(1) million and $4 million at October 2, 2016 and December 31, 2015, respectively.

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and PRB plans and were $758 million and $847 million before tax in the first nine months of 2016 and 2015, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income) (see "Note 12: Pension and Other Employee Benefits" for additional details).

We expect approximately $5 million of after-tax net unrealized losses on our cash flow hedges at October 2, 2016 to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

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

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Oct 2, 2016	Dec 31, 2015
Marketable securities held in trust	$545	$525

Included in marketable securities held in trust in the table above was $346 million and $337 million at October 2, 2016 and December 31, 2015, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $350 million and $337 million at October 2, 2016 and December 31, 2015, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Service cost	$116	$142	$362	$403
Interest cost	274	263	819	786
Expected return on plan assets	(373)	(382)	(1,132)	(1,151)
Amounts reflected in net funded status	17	23	49	38
Amortization of prior service cost included in net periodic pension expense	1	2	3	5
Recognized net actuarial loss	265	281	755	846
Loss due to settlements	—	—	3	—
Amounts reclassified during the period	266	283	761	851
Net periodic pension expense (income)	$283	$306	$810	$889

Net periodic pension expense (income) includes income of $2 million and $1 million from foreign Pension Benefits plans in the third quarters of 2016 and 2015, respectively, and income of $4 million in the first nine months of 2016 and 2015.

Net periodic PRB expense was $5 million and $2 million in the third quarters of 2016 and 2015, respectively, and $12 million and $7 million in the first nine months of 2016 and 2015, respectively.

Long-term pension and PRB liabilities were as follows:

(In millions)	Oct 2, 2016	Dec 31, 2015
Long-term pension liabilities	$6,601	$6,474
Long-term PRB liabilities	343	352
Total long-term pension and PRB liabilities	$6,944	$6,826

We made the following contributions to our pension and PRB plans:

	Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015
Required pension contributions	$112	$298
PRB contributions	16	15

We did not make any discretionary contributions to our pension plans during the first nine months of 2016 and 2015; however, we periodically evaluate whether to make discretionary contributions.

On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation with final census and investment valuation data for the end of the prior year. As a result of this update, and related actuarial estimate changes in the third quarter of 2016, we recorded an increase to the unfunded projected benefit obligation for our pension of $176 million and a decrease to the unfunded projected benefit obligation for our PRB plans of $2 million, with a corresponding net after-tax increase of $113 million to AOCL.

Note 13: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We have participated in the IRS Compliance Assurance Process (CAP) program since 2011. In July 2016, we received notification from the IRS that the review of the 2014 tax year is closed. All IRS examinations of our tax years prior to 2014 are closed. We continue to participate in the CAP program for the 2015 and 2016 tax years. We are also under audit by multiple state and foreign tax authorities.

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

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Integrated Defense Systems	$1,334	$1,417	$4,070	$4,289
Intelligence, Information and Services	1,541	1,519	4,676	4,574
Missile Systems	1,800	1,645	5,176	4,677
Space and Airborne Systems	1,590	1,446	4,587	4,220
Forcepoint	149	114	423	195
Eliminations	(364)	(331)	(1,037)	(999)
Total business segment sales	6,050	5,810	17,895	16,956
Acquisition Accounting Adjustments	(17)	(27)	(64)	(37)
Total	$6,033	$5,783	$17,831	$16,919

	Three Months Ended		Nine Months Ended
Intersegment Sales (in millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Integrated Defense Systems	$19	$14	$52	$50
Intelligence, Information and Services	169	162	501	471
Missile Systems	34	37	102	103
Space and Airborne Systems	133	115	367	365
Forcepoint	9	3	15	10
Total	$364	$331	$1,037	$999

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Integrated Defense Systems	$209	$198	$731	$583
Intelligence, Information and Services	122	118	346	535
Missile Systems	241	219	656	610
Space and Airborne Systems	210	213	586	590
Forcepoint	19	20	40	19
Eliminations	(42)	(42)	(109)	(111)
Total business segment operating income	759	726	2,250	2,226
Acquisition Accounting Adjustments	(46)	(63)	(155)	(109)
FAS/CAS Adjustment	104	43	318	141
Corporate	(11)	(9)	(35)	(73)
Total	$806	$697	$2,378	$2,185

	Three Months Ended		Nine Months Ended
Intersegment Operating Income (in millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Integrated Defense Systems	$1	$1	$2	$4
Intelligence, Information and Services	17	26	49	55
Missile Systems	3	3	9	10
Space and Airborne Systems	12	12	34	36
Forcepoint	9	—	15	6
Total	$42	$42	$109	$111

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

	Three Months Ended		Nine Months Ended
FAS/CAS Adjustment Income (Expense) (in millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
FAS/CAS Pension Adjustment	$105	$41	$318	$137
FAS/CAS PRB Adjustment	(1)	2	—	4
FAS/CAS Adjustment	$104	$43	$318	$141

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Oct 2, 2016	Dec 31, 2015
Integrated Defense Systems(1)	$4,473	$4,132
Intelligence, Information and Services(1)	4,407	4,380
Missile Systems(1)	6,946	6,561
Space and Airborne Systems(1)	6,532	6,416
Forcepoint(1)	2,499	2,486
Corporate	4,595	5,306
Total	$29,452	$29,281

(1)	Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

With respect to the unaudited consolidated financial information of Raytheon Company for the nine months ended October 2, 2016 and September 27, 2015, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated October 27, 2016, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of October 2, 2016, and the related consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended October 2, 2016 and September 27, 2015 and the consolidated statements of equity and of cash flows for the nine-month periods ended October 2, 2016 and September 27, 2015. This interim financial information is the responsibility of the Company’s management.
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
October 27, 2016

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

We operate in five segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Forcepoint. For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In the second quarter of 2016, Thales S.A. and Raytheon amended and restated the Thales-Raytheon Systems Co. Ltd. (TRS) joint venture agreement to reduce the existing joint venture arrangement to Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2) only and limit its scope to NATO-only business opportunities involving air command and control systems, theatre missile defense and ballistic missile defense. The amendment and restatement of the TRS joint venture agreement resulted in Raytheon acquiring Thales S.A.'s noncontrolling interest in Raytheon Command and Control Solutions LLC (RCCS LLC), previously called Thales-Raytheon Systems LLC, and selling our equity method investment in Thales-Raytheon Systems Company S.A.S. (TRS SAS), which resulted in a non-cash tax-free gain of $158 million that was recorded in operating income through a reduction in cost of sales, and a net cash payment to Thales S.A. of $90 million. See "Note 7: Thales-Raytheon Systems Co. Ltd. (TRS) Joint Venture" for additional information. As a result, effective as of the amendment date, IDS' results no longer include the equity method income on TRS SAS, which was $11 million, $12 million and $7 million in 2015, 2014 and 2013, respectively. In addition, our earnings per share (EPS) is no longer impacted by the noncontrolling interest in RCCS LLC, which had the impact of decreasing net income attributable to Raytheon Company by $10 million, $14 million and $17 million in 2015, 2014 and 2013, respectively.

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

Total Net Sales
The composition of external net sales by products and services for IDS, IIS, MS, SAS and Forcepoint for the third quarter of 2016 was relatively consistent with the year ended December 31, 2015, which is shown in the table below.

External Net Sales by Products and Services (% of segment total external net sales)
	IDS	IIS	MS	SAS	Forcepoint
Products	90%	45%	100%	95%	95%
Services	10%	55%	—%	5%	5%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Net sales
Products	$5,058	$4,831	83.8%	83.5%
Services	975	952	16.2%	16.5%
Total net sales	$6,033	$5,783	100.0%	100.0%

Total Net Sales - Third Quarter of 2016 vs. Third Quarter of 2015—The increase in total net sales of $250 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to higher external net sales of $158 million at MS and $126 million at SAS, partially offset by lower external net sales of $88 million at IDS. The increase in external net sales at MS was primarily due to higher net sales on the Paveway™ program principally driven by international requirements and higher net sales on the Advanced Medium-Range Air-to-Air Missiles (AMRAAM®) program driven by program requirements. The increase in external net sales at SAS was primarily due to higher net sales on an international classified program awarded in the first quarter of 2016. The decrease in external net sales at IDS was primarily due to lower net sales on certain radar production programs and lower net sales on an international communications program due to the scheduled completion of certain production phases on these programs, and lower net sales on integrated air and missile defense programs.

Products and Services Net Sales - Third Quarter of 2016 vs. Third Quarter of 2015—The increase in products net sales of $227 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to higher external products net sales of $162 million at SAS and $147 million at MS, partially offset by lower external products net sales of $87 million at IDS. The increases in external products net sales at SAS and MS, and the decrease in external products net sales at IDS, were primarily due to the programs described above. Services net sales in the third quarter of 2016 were relatively consistent with the third quarter of 2015.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Net sales
Products	$14,884	$14,112	83.5%	83.4%
Services	2,947	2,807	16.5%	16.6%
Total net sales	$17,831	$16,919	100.0%	100.0%

Total Net Sales - First Nine Months of 2016 vs. First Nine Months of 2015—The increase in total net sales of $912 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to higher external net sales of $500 million at MS, $365 million at SAS and $223 million at Forcepoint, partially offset by lower external net sales of $221 million at IDS. The increase in external net sales at MS was primarily due to higher net sales on the Paveway program principally driven by international requirements and higher net sales on the AMRAAM program driven by program requirements. The increase in external net sales at SAS was driven principally by higher net sales on an international classified program awarded in the first quarter of 2016. The increase in external net sales at Forcepoint was primarily due to higher net sales resulting from the acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016. The decrease in external net sales at IDS was driven principally by lower net sales from the scheduled completion of certain production phases on our missile defense radar production programs and from the scheduled completion of certain production phases on a U.S. Navy combat systems program, partially offset by higher net sales on integrated air and missile defense programs, including higher net sales on an international Patriot program awarded in the fourth quarter of 2014 due to a scheduled increase in production and lower net sales from the scheduled completion of certain production phases on an international air and missile defense systems program.

Products and Services Net Sales - First Nine Months of 2016 vs. First Nine Months of 2015—The increase in products net sales of $772 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to higher external products net sales of $484 million at MS, $433 million at SAS and $199 million at Forcepoint, partially offset by lower external products net sales of $281 million at IDS. The increases in external products net sales at MS and SAS, and the decrease in external products net sales at IDS, were primarily due to the programs described above. The increase in external products net sales at Forcepoint was driven principally by the acquisitions of Websense and Stonesoft described above. The increase in services net sales of $140 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to higher external services net sales of $109 million at IIS, spread across numerous mission support and modernization programs with no individual or common significant driver.

Sales to Major Customers - Third Quarter of 2016 vs. Third Quarter of 2015 and First Nine Months of 2016 vs. First Nine Months of 2015

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Sales to the U.S. government(1)	$3,978	$3,866	66%	67%
Sales to the U.S. Department of Defense(1)	3,837	3,653	64%	63%
Total international sales(2)	1,959	1,825	32%	32%
Foreign direct commercial sales(1)	1,214	1,074	20%	19%
Foreign military sales through the U.S. government	745	751	12%	13%

(1)	Excludes foreign military sales through the U.S. government.

(2)
Includes foreign direct commercial sales and foreign military sales through the U.S. government. Due to rounding, the total international sales percentage may not equal the sum of the percentages for foreign direct commercial sales and foreign military sales through the U.S. government.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Sales to the U.S. government(1)	$11,901	$11,609	67%	69%
Sales to the U.S. Department of Defense(1)	11,355	10,914	64%	65%
Total international sales(2)	5,605	5,079	31%	30%
Foreign direct commercial sales(1)	3,442	3,027	19%	18%
Foreign military sales through the U.S. government	2,163	2,052	12%	12%

(1)	Excludes foreign military sales through the U.S. government.

(2)
Includes foreign direct commercial sales and foreign military sales through the U.S. government. Due to rounding, the total international sales percentage may not equal the sum of the percentages for foreign direct commercial sales and foreign military sales through the U.S. government.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Cost of sales
Products	$3,725	$3,635	61.7%	62.9%
Services	787	773	13.0%	13.4%
Total cost of sales	$4,512	$4,408	74.8%	76.2%

Total Cost of Sales - Third Quarter of 2016 vs. Third Quarter of 2015—The increase in total cost of sales of $104 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to higher external cost of sales of $141 million at MS and $109 million at SAS, partially offset by lower external cost of sales at IDS of $98 million and $61 million of lower expense related to the FAS/CAS adjustment as described below in Segment Results beginning on page 31. The increases in external cost of sales at MS and SAS, and decrease in external cost of sales at IDS, were primarily due to the programs discussed above in Total Net Sales.

Products and Services Cost of Sales - Third Quarter of 2016 vs. Third Quarter of 2015—The increase in products cost of sales of $90 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to higher external products cost of sales of $137 million at SAS and $131 million at MS, partially offset by lower external products cost of sales of $100 million at IDS and $51 million of lower expense related to the FAS/CAS adjustment as described below in Segment Results beginning on page 31. The increases in external products cost of sales at SAS and MS were primarily due to the programs described above in Total Net Sales. The decrease in external products cost of sales at IDS was driven principally by the programs described above in Total Net Sales. Services cost of sales in the third quarter of 2016 were relatively consistent with the third quarter of 2015.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Cost of sales
Products	$10,889	$10,458	61.1%	61.8%
Services	2,403	2,308	13.5%	13.6%
Total cost of sales	$13,292	$12,766	74.5%	75.5%

Total Cost of Sales - First Nine Months of 2016 vs. First Nine Months of 2015—The increase in total cost of sales of $526 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to higher external cost of sales of $406 million at MS, $342 million at SAS, and $258 million at IIS, partially offset by lower external cost of sales of $356 million at IDS and $177 million of lower expense related to the FAS/CAS adjustment as described below in Segment Results beginning on page 31. The increases in external cost of sales at MS and SAS were primarily due to the programs described above in Total Net Sales. The increase in external cost of sales at IIS was driven principally by a $181 million impact from the eBorders settlement in the first quarter of 2015. In March 2015, Raytheon Systems Limited (RSL) reached a settlement with the U.K. Home Office concluding the parties' dispute regarding the U.K. Home Office's July 2010 termination of RSL's eBorders contract within our IIS segment. The settlement included a cash payment from the U.K. Home Office to RSL of £150 million (approximately $226 million based on foreign exchange rates as of the settlement date) for the resolution of all claims and counterclaims of both parties related to the matter. After certain expenses and derecognition of the outstanding receivables, IIS recorded $181 million in operating income through a reduction in cost of sales. The decrease in external cost of sales at IDS was driven principally by the tax-free $158 million gain from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in MD&A Overview on page 24, and by the programs described above in Total Net Sales.

Products and Services Cost of Sales - First Nine Months of 2016 vs. First Nine Months of 2015—The increase in products cost of sales of $431 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to higher external products cost of sales of $398 million at SAS, $391 million at MS and $159 million at IIS, partially offset by lower external products cost of sales of $410 million at IDS and $145 million of lower expense related to the FAS/CAS adjustment as described below in Segment Results beginning on page 31. The increases in external products cost of sales at MS and SAS were primarily due to the programs described above in Total Net Sales. The increase in external products cost of sales at IIS was driven principally by the $181 million impact from the eBorders settlement in the first quarter of 2015 described above. The decrease in external products cost of sales at IDS was principally driven by the tax-free $158 million gain from the sale of our equity method investment in TRS SAS as described in MD&A Overview on page 24, and by the programs described above in Total Net Sales. The increase in services cost of sales of $95 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to higher external services cost of sales of $99 million at IIS, spread across numerous mission support and modernization programs with no individual or common significant driver.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Administrative and selling expenses	$536	$495	8.9%	8.6%
Research and development expenses	179	183	3.0%	3.2%
Total general and administrative expenses	$715	$678	11.9%	11.8%

The increase in administrative and selling expenses of $41 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily driven by a $25 million increase in marketing and selling costs, principally driven by Forcepoint due to the increase in sales volume in Federal products and services and the acquisition of Stonesoft.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $8 million in the third quarters of 2016 and 2015.

Research and development expenses in the third quarter of 2016 were relatively consistent with the third quarter of 2015.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Administrative and selling expenses	$1,602	$1,457	9.0%	8.6%
Research and development expenses	559	511	3.1%	3.0%
Total general and administrative expenses	$2,161	$1,968	12.1%	11.6%

The increase in administrative and selling expenses of $145 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily driven by a $122 million increase at Forcepoint principally driven by the acquisitions of Websense and Stonesoft.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $19 million and $37 million in the first nine months of 2016 and 2015, respectively.

The increase in research and development expenses of $48 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to increased research and development expenses of $41 million at Forcepoint driven by our acquisitions of Websense and Stonesoft.

Total Operating Expenses

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Total operating expenses	$5,227	$5,086	$15,453	$14,734
% of Total Net Sales	86.6%	87.9%	86.7%	87.1%

The increase in total operating expenses of $141 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to the increase in total cost of sales of $104 million, the primary drivers of which are described above in Total Cost of Sales.

The increase in total operating expenses of $719 million in the first nine months of 2016 compared to the first nine months of 2015 was due to the increase in total cost of sales of $526 million, the primary drivers of which are described above in Total Cost of Sales, and the increase in general and administrative expenses of $193 million, the primary drivers of which are described above in General and Administrative Expenses.

Operating Income

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Operating income	$806	$697	$2,378	$2,185
% of Total Net Sales	13.4%	12.1%	13.3%	12.9%

The increase in operating income of $109 million in the third quarter of 2016 compared to the third quarter of 2015 was due to the increase in total net sales of $250 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $141 million, the primary drivers of which are described above in Total Operating Expenses.

The increase in operating income of $193 million in the first nine months of 2016 compared to the first nine months of 2015 was due to the increase in total net sales of $912 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $719 million, the primary drivers of which are described above in Total Operating Expenses. Included in Operating Expenses in the first nine months of 2016 is the tax-free $158 million gain from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in MD&A Overview on page 24. Included in Operating Expenses in the first nine months of 2015 was the $181 million impact from the eBorders settlement in the first quarter of 2015 as described above in Total Cost of Sales.

Total Non-Operating (Income) Expense, Net

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Non-operating (income) expense, net
Interest expense	$58	$58	$174	$175
Interest income	(4)	(3)	(12)	(9)
Other (income) expense, net	(4)	9	(7)	6
Total non-operating (income) expense, net	$50	$64	$155	$172

The decrease in total non-operating (income) expense, net of $14 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to a $13 million change in the fair value of marketable securities held in trust associated with certain of our non-qualified deferred compensation plans, due to net gains of $4 million in the third quarter of 2016 compared to net losses of $9 million in the third quarter of 2015.

The decrease in total non-operating (income) expense, net of $17 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to a $13 million change in the fair value of marketable securities held in trust associated with certain of our non-qualified deferred compensation plans, due to net gains of $9 million in the first nine months of 2016 compared to net losses of $4 million in the first nine months of 2015.

Federal and Foreign Income Taxes

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Federal and foreign income taxes	$233	$189	$591	$513
Effective tax rate	30.8%	29.9%	26.6%	25.5%

Our effective tax rate in the third quarter of 2016 was 30.8% compared to 29.9% in the third quarter of 2015. The increase of 0.9% was primarily due to the foreign income tax rate differential which decreased the 2015 rate by 1.4% and the domestic manufacturing deduction, which increased the rate by 1.0%, partially offset by the research and development (R&D) tax credit which decreased the rate by 1.2%. The remaining decrease of 0.3% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the third quarter of 2016 was 4.2% lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 3.2% and the R&D tax credit, which decreased the rate by 1.2%. The remaining increase of 0.2% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the third quarter of 2015 was 5.1% lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 4.2%, and the foreign rate differential, which decreased the rate by 1.4%. The remaining increase of 0.5% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first nine months of 2016 was 26.6% compared to 25.5% in the first nine months of 2015. The increase of 1.1% was primarily due to tax settlements of $88 million in 2015, which decreased the 2015 rate by 4.5%, and the foreign rate differential, which decreased the 2015 rate by 1.3%, partially offset by the tax-free gain related to the sale of our equity method investment in TRS SAS as described in MD&A Overview on page 24, which decreased the rate by 2.5%, and the tax benefit recognized upon settlement of stock-based awards due to the adoption of the new accounting standard for stock-based compensation in the first quarter of 2016 as discussed further in "Note 2: Accounting Standards", which decreased the rate by 2.1%. The remaining decrease of 0.1% is composed of various items which individually or collectively are not significant. The adoption of the new accounting standard could result in fluctuations in our effective tax rate period over period depending on how many awards vest in a quarter as well as the volatility of our stock price.

Our effective tax rate in the first nine months of 2016 was 8.4% lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 2.9%, the tax-free gain related to the sale of our equity method investment in TRS SAS as described in MD&A Overview on page 24, which decreased the rate by 2.5%, the tax benefit recognized upon settlement of stock-based awards, as discussed above, which decreased the rate by 2.1%, and the R&D tax credit, which decreased the rate by 1.2%. The remaining increase of 0.3% is composed of various items which individually or collectively are not significant.

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

Income from Continuing Operations

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Income from continuing operations	$523	$444	$1,632	$1,500

The increase in income from continuing operations of $79 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to an increase of $109 million in operating income, the primary drivers of which are described above in Operating Income, partially offset by an increase of $44 million in federal and foreign income taxes, related primarily to the increase in operating income and the increase in our effective tax rate described above in Federal and Foreign Income Taxes.

The increase in income from continuing operations of $132 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to an increase of $193 million in operating income, the primary drivers of which are described above in Operating Income, partially offset by an increase of $78 million in federal and foreign income taxes, related primarily to the increase in operating income and the increase in our effective tax rate described above in Federal and Foreign Income Taxes.

Net Income

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Net income	$524	$443	$1,633	$1,500

The increase in net income of $81 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to the $79 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

The increase in net income of $133 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to the $132 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted EPS from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Income from continuing operations attributable to Raytheon Company	$528	$448	$1,666	$1,503
Diluted weighted-average shares outstanding	295.5	304.3	297.5	306.2
Diluted EPS from continuing operations attributable to Raytheon Company	$1.79	$1.47	$5.60	$4.91

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.32 in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to the increase in income from continuing operations described above and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.69 in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to the increase in income from continuing operations described above and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Beginning balance	295.1	303.6	299.0	307.3
Stock plans activity	—	(0.2)	1.6	1.6
Share repurchases	(1.5)	(2.4)	(7.0)	(7.9)
Ending balance	293.6	301.0	293.6	301.0

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Net income attributable to Raytheon Company	$529	$447	$1,667	$1,503
Diluted weighted-average shares outstanding	295.5	304.3	297.5	306.2
Diluted EPS attributable to Raytheon Company	$1.79	$1.47	$5.60	$4.91

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.32 in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to the $0.32 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.69 in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to the $0.69 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

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

	Three Months Ended		Nine Months Ended
Bookings (in millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Integrated Defense Systems	$1,042	$657	$3,332	$4,635
Intelligence, Information and Services	1,731	1,532	4,583	4,045
Missile Systems	1,932	1,780	5,470	5,401
Space and Airborne Systems	2,060	1,217	6,479	3,088
Forcepoint	175	129	395	197
Total	$6,940	$5,315	$20,259	$17,366

Included in bookings were international bookings of $1,427 million and $1,359 million in the third quarters of 2016 and 2015, respectively, and $5,294 million and $6,358 million in the first nine months of 2016 and 2015, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 21% and 26% of total bookings in the third quarters of 2016 and 2015, respectively, and 26% and 37% of total bookings in the first nine months of 2016 and 2015, respectively.

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

	Funded Backlog		Total Backlog
Backlog (in millions)	Oct 2, 2016	Dec 31, 2015	Oct 2, 2016	Dec 31, 2015
Integrated Defense Systems	$7,996	$8,961	$9,667	$10,629
Intelligence, Information and Services	2,833	2,933	6,127	6,367
Missile Systems	8,998	7,998	11,077	10,885
Space and Airborne Systems	5,336	4,692	8,435	6,309
Forcepoint(1)	503	476	505	479
Total	$25,666	$25,060	$35,811	$34,669

(1)
Forcepoint funded and total backlog excludes the unfavorable impact of $59 million and $86 million at October 2, 2016 and December 31, 2015, respectively, related to the acquisition accounting adjustments to record acquired deferred revenue at fair value.

Total backlog includes funded backlog (firm orders for which funding is authorized, appropriated and contractually obligated by the customer but for which work has not been performed) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer and for which work has not been performed). Revenue is generally not recognized on backlog until funded. Backlog excludes unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ). Both funded and unfunded backlog are affected by changes in foreign exchange rates.

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

Total net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Integrated Defense Systems	$1,334	$1,417	$4,070	$4,289
Intelligence, Information and Services	1,541	1,519	4,676	4,574
Missile Systems	1,800	1,645	5,176	4,677
Space and Airborne Systems	1,590	1,446	4,587	4,220
Forcepoint	149	114	423	195
Eliminations	(364)	(331)	(1,037)	(999)
Total business segment sales	6,050	5,810	17,895	16,956
Acquisition Accounting Adjustments	(17)	(27)	(64)	(37)
Total	$6,033	$5,783	$17,831	$16,919

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

	Three Months Ended		Nine Months Ended
EAC Adjustments (in millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Gross favorable	$221	$208	$628	$539
Gross unfavorable	(107)	(124)	(359)	(294)
Total net EAC adjustments	$114	$84	$269	$245

Significant EAC adjustments in the third quarters and first nine months of 2016 and 2015 are discussed in the Operating Income and Margin section of each business segment's discussion below. The increase in net EAC adjustments of $30 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to the increase in net EAC adjustments at IDS. The increase in net EAC adjustments of $24 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to the increase in net EAC adjustments at SAS and IDS, partially offset by the decrease in net EAC adjustments at MS. Refer to the individual segment results for further information.

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

Operating income by segment was as follows:

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Integrated Defense Systems	$209	$198	$731	$583
Intelligence, Information and Services	122	118	346	535
Missile Systems	241	219	656	610
Space and Airborne Systems	210	213	586	590
Forcepoint	19	20	40	19
Eliminations	(42)	(42)	(109)	(111)
Total business segment operating income	759	726	2,250	2,226
Acquisition Accounting Adjustments	(46)	(63)	(155)	(109)
FAS/CAS Adjustment	104	43	318	141
Corporate	(11)	(9)	(35)	(73)
Total	$806	$697	$2,378	$2,185

Integrated Defense Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	% Change	Oct 2, 2016	Sep 27, 2015	% Change
Total net sales	$1,334	$1,417	(5.9)%	$4,070	$4,289	(5.1)%
Total operating expenses
Cost of sales—labor	487	470	3.6%	1,494	1,410	6.0%
Cost of sales—materials and subcontractors	436	540	(19.3)%	1,371	1,575	(13.0)%
Other cost of sales and other operating expenses	202	209	(3.3)%	474	721	(34.3)%
Total operating expenses	1,125	1,219	(7.7)%	3,339	3,706	(9.9)%
Operating income	$209	$198	5.6%	$731	$583	25.4%
Operating margin	15.7%	14.0%		18.0%	13.6%

Change in Operating Income (in millions)	Three Months Ended Oct 2, 2016 Versus Three Months Ended Sep 27, 2015			Nine Months Ended Oct 2, 2016 Versus Nine Months Ended Sep 27, 2015
Volume		$(13)			$(30)
Net change in EAC adjustments		19			38
Mix and other performance		5			140
Total change in operating income		$11			$148

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	% Change	Oct 2, 2016	Sep 27, 2015	% Change
Bookings	$1,042	$657	58.6%	$3,332	$4,635	(28.1)%

Total Net Sales—The decrease in total net sales of $83 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to lower net sales of $41 million on certain radar production programs and lower net sales of $22 million on an international communications program due to the scheduled completion of certain production phases on these programs and lower net sales of $19 million on integrated air and missile defense programs. Included in integrated air and missile defense programs are lower net sales of $44 million on an international air and missile defense systems program and $39 million on an international Patriot program due to the scheduled completion of certain production phases on these programs and higher net sales of $78 million on certain international Patriot programs due to scheduled program requirements.

The decrease in total net sales of $219 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to lower net sales of $95 million from the scheduled completion of certain production phases on our missile defense radar production programs and $51 million from the scheduled completion of certain production phases on a U.S. Navy combat systems program, partially offset by higher net sales of $23 million on integrated air and missile defense programs, including $140 million of higher net sales on an international Patriot program awarded in the fourth quarter of 2014 due to a scheduled increase in production and $142 million of lower net sales from the scheduled completion of certain production phases on an international air and missile defense systems program.

Total Operating Expenses—The decrease in total operating expenses of $94 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to a decrease in materials and subcontractors costs of $104 million, primarily due to the activity on the integrated air and missile defense programs described above in Total Net Sales and on the Air Warfare Destroyer (AWD) program due to scheduled completion of certain production phases.

The decrease in total operating expenses of $367 million in the first nine months of 2016 compared to the first nine months of 2015 was due to a decrease in other cost of sales and other operating expenses of $247 million and a decrease in materials and subcontractors costs of $204 million, partially offset by an increase in labor costs of $84 million. The decrease in other cost of sales and other operating expenses was principally driven by the tax-free $158 million gain from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in MD&A Overview on page 24, and a change in previously deferred precontract costs of $101 million in the second quarter of 2015 related to the international Patriot program awarded in the second quarter of 2015. The decrease in materials and subcontractors costs was primarily due to lower activities on an international air and missile defense systems program and the AWD program due to scheduled completion of certain production phases. The increase in labor costs was primarily due to the activity on the international Patriot program awarded in the fourth quarter of 2014 described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $11 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to a net change in EAC adjustments of $19 million and a change in mix and other performance of $5 million, partially offset by lower volume of $13 million. The net change in EAC adjustments was driven principally by labor and material efficiencies on an international Patriot program awarded in the second quarter of 2015. The change in mix and other performance was primarily due to a $7 million gain on a real estate transaction in the third quarter of 2016. The decrease in volume was primarily due to the international air and missile defense systems program and international Patriot program described above in Total Net Sales. The increase in operating margin in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to the net change in EAC adjustments and the change in mix and other performance.

The increase in operating income of $148 million and the related increase in operating margin in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to a change in mix and other performance of $140 million driven principally by the tax-free $158 million gain from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in MD&A Overview on page 24. Also included in the change in mix and other performance was a $7 million gain on a real estate transaction in the third quarter of 2016. Included in the net change in EAC adjustments was a $47 million favorable change in net EAC adjustments driven by labor and material production efficiencies on integrated air and missile defense programs, a negative profit adjustment of $36 million in the first quarter of 2016 on an international command and control program driven by costs to replace or repair shelters which the subcontractor refused to remedy resulting in the subcontractor being terminated and a negative profit adjustment of $33 million in the second quarter of 2015 to eliminate all remaining estimated incentive fees related to the AWD program due to the shipbuilder extending the planned schedule and related increase in costs to complete its portion of the program.

Backlog and Bookings—Backlog was $9,667 million at October 2, 2016 compared to $10,629 million at December 31, 2015. The decrease in backlog of $962 million or 9% at October 2, 2016 compared to December 31, 2015 was primarily due to sales in excess of bookings at our Integrated Air and Missile Defense product line. Bookings increased by $385 million in the third quarter of 2016 compared to the third quarter of 2015. In the third quarter of 2016, IDS booked $265 million to provide advanced Patriot air and missile defense capabilities for an international customer. IDS also booked $92 million for the Engineering and Manufacturing Development phase on the competitively awarded Enterprise Air Surveillance Radar (EASR) program for the U.S. Navy. In the third quarter of 2015, IDS booked $158 million to continue development on the Air and Missile Defense Operation Center (ADOC) for Qatar.

Bookings decreased by $1,303 million in the first nine months of 2016 compared to the first nine months of 2015. In addition to the bookings noted above, in the first nine months of 2016, IDS booked $487 million to provide advanced Patriot air and missile defense capabilities for Kuwait, $354 million on the Aegis weapon system for the U.S. Navy and international customers, $191 million to provide Patriot engineering services support for U.S. and international customers, $117 million for in-service support for the Collins class submarine for the Royal Australian Navy and $84 million to provide advanced Patriot air and missile defense capability for the U.S. Army. IDS also booked $198 million on a classified program. In addition to the bookings noted above, in the first nine months of 2015, IDS booked $2.0 billion to provide advanced Patriot air and missile defense capabilities for the Kingdom of Saudi Arabia, $769 million to provide advanced Patriot air and missile defense capability for the Republic of Korea, $213 million to provide Patriot engineering services support for U.S. and international customers and $132 million to provide satellite communication ground terminals for an international customer.

Intelligence, Information and Services
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	% Change	Oct 2, 2016	Sep 27, 2015	% Change
Total net sales	$1,541	$1,519	1.4%	$4,676	$4,574	2.2%
Total operating expenses
Cost of sales—labor	621	590	5.3%	1,904	1,814	5.0%
Cost of sales—materials and subcontractors	579	624	(7.2)%	1,767	1,849	(4.4)%
Other cost of sales and other operating expenses	219	187	17.1%	659	376	75.3%
Total operating expenses	1,419	1,401	1.3%	4,330	4,039	7.2%
Operating income	$122	$118	3.4%	$346	$535	(35.3)%
Operating margin	7.9%	7.8%		7.4%	11.7%

Change in Operating Income (in millions)	Three Months Ended Oct 2, 2016 Versus Three Months Ended Sep 27, 2015			Nine Months Ended Oct 2, 2016 Versus Nine Months Ended Sep 27, 2015
Volume		$—			$7
Net change in EAC adjustments		—			(6)
Mix and other performance		4			(190)
Total change in operating income		$4			$(189)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	% Change	Oct 2, 2016	Sep 27, 2015	% Change
Bookings	$1,731	$1,532	13.0%	$4,583	$4,045	13.3%

Total Net Sales—Total net sales in the third quarter of 2016 were relatively consistent with the third quarter of 2015.

The increase in total net sales of $102 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to higher net sales of $134 million on various cybersecurity and special missions programs due to a continued focus on cyber capabilities resulting in expansion with key customers, partially offset by lower net sales of $67 million on training activities on the Air Traffic Control Optimum Training Solution (ATCOTS) contract for the Federal Aviation Administration (FAA), which ended in 2015.

Total Operating Expenses—Total operating expenses in the third quarter of 2016 were relatively consistent with the third quarter of 2015. The increase in other cost of sales and other operating expenses of $32 million was driven principally by various cybersecurity and special missions programs and an increase in customer requirements on a U.S. Air Force program. The increase in labor costs of $31 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily driven by various classified programs with no individual or common significant driver and an increase in customer requirements on a U.S. Air Force program. The decrease in materials and subcontractors costs of $45 million was primarily due to a classified program for an international customer.

The increase in total operating expenses of $291 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to an increase in other cost of sales and other operating expenses of $283 million and an increase in labor costs of $90 million. The increase in other cost of sales and other operating expenses was driven principally by the $181 million impact from the eBorders settlement in the first quarter of 2015 as described in Consolidated Results of Operations beginning on page 24, and activity on a classified program for an international customer. The increase in labor costs was primarily driven by various classified programs with no individual or common significant driver.

Operating Income and Margin—Operating income and margin in the third quarter of 2016 were relatively consistent with the third quarter of 2015. Included in mix and other performance in the third quarter of 2016 was a $6 million gain related to the termination and expected cost recovery of a pension plan for one of our joint ventures. Also included in mix and other performance in the third quarter of 2016 was a $2 million gain on a real estate transaction.

The decrease in operating income of $189 million and the related decrease in operating margin in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to a change in mix and other performance of $190 million, driven principally by the $181 million impact of the eBorders settlement in the first quarter of 2015 as described in Consolidated Results of Operations beginning on page 24. Also included in mix and other performance in the first nine months of 2016 was a $3 million net gain related to the termination and expected cost recovery for a pension plan in one of our joint ventures and a $2 million gain on a real estate transaction.

Backlog and Bookings—Backlog was $6,127 million at October 2, 2016 compared to $6,367 million at December 31, 2015. Bookings increased by $199 million in the third quarter of 2016 compared to the third quarter of 2015. In the third quarter of 2016, IIS booked $255 million on the Joint Precision Approach and Landing System (JPALS) program for the U.S. Navy program, $241 million on domestic training programs and $45 million on foreign training programs in support of Warfighter FOCUS activities, and $107 million to provide intelligence, surveillance and reconnaissance (ISR) support for the U.S. Air Force, and $101 million to provide a common ground station for unmanned vehicles for the U.S. Air Force. IIS also booked $435 million on a number of classified contracts in the third quarter of 2016. In the third quarter of 2015, IIS booked $255 million on domestic training programs and $40 million on foreign training programs in support of Warfighter FOCUS activities, as well as $98 million to provide development and sustainment support for the National Cybersecurity Protection System for the U.S. Department of Homeland Security, a contract that was subsequently protested in the fourth quarter of 2015 and terminated for convenience in the third quarter of 2016 for administrative reasons. IIS also booked $555 million on a number of classified contracts in the third quarter of 2015.

Bookings increased by $538 million in the first nine months of 2016 compared to the first nine months of 2015. In addition to the bookings above, in the first nine months of 2016, IIS booked $479 million on domestic training programs and $173 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $301 million for a U.S. Air Force program and $1,008 million on a number of classified contracts. In addition to the bookings above, in the first nine months of 2015, IIS booked $430 million on domestic training programs and $166 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $103 million on the Wide Area Augmentation System (WAAS) program for the FAA, $77 million on the NextGen Weather Processor (NWP) program for the FAA and $923 million on a number of classified contracts.

Missile Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	% Change	Oct 2, 2016	Sep 27, 2015	% Change
Total net sales	$1,800	$1,645	9.4%	$5,176	$4,677	10.7%
Total operating expenses
Cost of sales—labor	533	492	8.3%	1,586	1,477	7.4%
Cost of sales—materials and subcontractors	790	697	13.3%	2,103	1,973	6.6%
Other cost of sales and other operating expenses	236	237	(0.4)%	831	617	34.7%
Total operating expenses	1,559	1,426	9.3%	4,520	4,067	11.1%
Operating income	$241	$219	10.0%	$656	$610	7.5%
Operating margin	13.4%	13.3%		12.7%	13.0%

Change in Operating Income (in millions)	Three Months Ended Oct 2, 2016 Versus Three Months Ended Sep 27, 2015			Nine Months Ended Oct 2, 2016 Versus Nine Months Ended Sep 27, 2015
Volume		$18			$59
Net change in EAC adjustments		2			(55)
Mix and other performance		2			42
Total change in operating income		$22			$46

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	% Change	Oct 2, 2016	Sep 27, 2015	% Change
Bookings	$1,932	$1,780	8.5%	$5,470	$5,401	1.3%

Total Net Sales—The increase in total net sales of $155 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to $138 million of higher net sales on the Paveway program principally driven by international requirements and $40 million of higher net sales on the AMRAAM program driven by program requirements.

The increase in total net sales of $499 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to $403 million of higher net sales on the Paveway program principally driven by international requirements and $127 million of higher net sales on the AMRAAM program driven by program requirements.

Total Operating Expenses—The increase in total operating expenses of $133 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to an increase in materials and subcontractors costs of $93 million and an increase in labor costs of $41 million. The increase in materials and subcontractor costs was driven principally by activity on the Paveway program discussed above in Total Net Sales and activity on the AMRAAM program driven by program requirements, partially offset by activity on the Tomahawk program due to scheduled program activity, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in labor costs was spread across numerous programs with no individual or common significant driver.

The increase in total operating expenses of $453 million in the first nine months of 2016 compared to the first nine months of 2015 was due to an increase in other cost of sales and other operating expenses of $214 million, an increase in materials and subcontractors costs of $130 million and an increase in labor costs of $109 million. The increase in other cost of sales and other operating expenses was driven principally by a $137 million change in previously deferred precontract costs based on contract awards or funding. The increase in materials and subcontractors costs was driven principally by activity on the Paveway program discussed above in Total Net Sales and activity on the AMRAAM program driven by program requirements, partially offset by activity spread across numerous programs with no individual or common significant driver. The increase in labor costs was spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—The increase in operating income of $22 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to an increase in volume of $18 million, driven principally by the Paveway program discussed above in Total Net Sales. Operating margin in the third quarter of 2016 was relatively consistent with the third quarter of 2015.

The increase in operating income of $46 million in the first nine months of 2016 compared to the first nine months of 2015 was due to an increase in volume of $59 million and a change in mix and other performance of $42 million, partially offset by a net change in EAC adjustments of $55 million. The increase in volume and the change in mix and other performance were driven principally by the Paveway program described above in Total Net Sales. The net change in EAC adjustments included a $29 million unfavorable change on a missile defense interceptor program driven primarily by a decrease in estimated incentive fees due to re-phasing incentive events in the first quarter of 2016 and an increase in expected cost to complete the program, $27 million of unfavorable changes on two next generation precision strike weapon contracts due to increases in expected cost to complete the program, and a $25 million favorable resolution of a contractual issue in the first quarter of 2015, partially offset by $63 million of favorable changes in net EAC adjustments on the Paveway program driven by lower labor and material production costs as well as improved estimated costs to fulfill other contractual requirements. The remaining decrease in net EAC adjustments was spread across numerous programs with no individual or common significant driver. The decrease in operating margin in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to the net change in EAC adjustments, partially offset by the change in mix and other performance.

Backlog and Bookings—Backlog was $11,077 million at October 2, 2016 compared to $10,885 million at December 31, 2015. Bookings increased by $152 million in the third quarter of 2016 compared to the third quarter of 2015. In the third quarter of 2016, MS booked $538 million for Standard Missile-3 (SM-3®) for the Missile Defense Agency (MDA) and an international customer, $376 million for Phalanx® weapon systems for the U.S. Navy and international customers and $176 million for Tube-launched, Optically-tracked, Wireless-guided (TOW®) missiles for the U.S. Army, U.S. Marine Corps and international customers. In the third quarter of 2015, MS booked $490 million for AIM-9X Sidewinder™ short-range air-to-air missiles for the U.S. and international customers, $480 million for Paveway for the U.S. Air Force and international customers, $183 million for the Joint Standoff Weapon (JSOW) for the U.S. Navy, U.S. Air Force and an international customer and $93 million for SM-3 for the MDA and an international customer.

Bookings increased by $69 million in the first nine months of 2016 compared to the first nine months of 2015. In addition to the bookings above, in the first nine months of 2016, MS booked $755 million for AMRAAM for the U.S. Air Force, U.S. Navy and international customers, $517 million for Paveway for the U.S. Air Force and international customers, $298 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy, U.S. Air Force, U.S. Army and international customers, $272 million for Standard Missile-6 (SM-6®) for the U.S. Navy, $230 million for SM-3 for the MDA and an international customer, $186 million for the Woomera Mobile Range Upgrade program for the Royal Australian Air Force, $122 million for the Miniature Air Launched Decoy (MALD®) for the U.S. Air Force and $118 million for Evolved SeaSparrow Missiles (ESSM®) for the U.S. Navy and international customers. In addition to the bookings above, in the first nine months of 2015, MS booked $539 million for AMRAAM for the U.S. Air Force, U.S. Navy and international customers, $529 million for SM-3 for the MDA, $511 million on ESSM for the U.S. Navy and international customers, $363 million for Paveway for international customers, $253 million for SM-6 for the U.S. Navy, $231 million for Tomahawk for the U.S. Navy and $92 million for MALD for the U.S. Air Force. MS also booked $99 million on a classified program.

Space and Airborne Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	% Change	Oct 2, 2016	Sep 27, 2015	% Change
Total net sales	$1,590	$1,446	10.0%	$4,587	$4,220	8.7%
Total operating expenses
Cost of sales—labor	643	614	4.7%	1,869	1,847	1.2%
Cost of sales—materials and subcontractors	496	377	31.6%	1,350	1,045	29.2%
Other cost of sales and other operating expenses	241	242	(0.4)%	782	738	6.0%
Total operating expenses	1,380	1,233	11.9%	4,001	3,630	10.2%
Operating income	$210	$213	(1.4)%	$586	$590	(0.7)%
Operating margin	13.2%	14.7%		12.8%	14.0%

Change in Operating Income (in millions)	Three Months Ended Oct 2, 2016 Versus Three Months Ended Sep 27, 2015			Nine Months Ended Oct 2, 2016 Versus Nine Months Ended Sep 27, 2015
Volume		$20			$54
Net change in EAC adjustments		1			39
Mix and other performance		(24)			(97)
Total change in operating income		$(3)			$(4)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	% Change	Oct 2, 2016	Sep 27, 2015	% Change
Bookings	$2,060	$1,217	69.3%	$6,479	$3,088	109.8%

Total Net Sales—The increase in total net sales of $144 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to higher net sales of $89 million on an international classified program awarded in the first quarter of 2016.

The increase in total net sales of $367 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to higher net sales of $240 million on an international classified program awarded in the first quarter of 2016.

Total Operating Expenses—The increase in total operating expenses of $147 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to an increase in materials and subcontractors costs of $119 million, principally driven by activity on the classified program described above in Total Net Sales. In the first quarter of 2016, we eliminated intra-segment charging between SAS product lines for work performed on other SAS product lines’ contracts. Third quarter of 2015 operating expense amounts have been retroactively reclassified to reflect these changes resulting in a $32 million and $62 million increase in other cost of sales and other operating expenses and labor costs, respectively, and a corresponding $94 million decrease in materials and subcontractors costs.

The increase in total operating expenses of $371 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to an increase in materials and subcontractors costs of $305 million and an increase in other costs of sales and other operating expenses of $44 million. The increase in materials and subcontractors costs was primarily driven by the activity on the classified program described above in Total Net Sales. The increase in other cost of sales and other operating expenses was primarily due to the amount of previously deferred precontract costs based on contract awards or funding, which had an impact of $71 million, with the remaining change spread across numerous programs with no individual or common significant driver. In the first quarter of 2016, we eliminated intra-segment charging between SAS product lines for work performed on other SAS product lines’ contracts. First nine months of 2015 operating expense amounts have been retroactively reclassified to reflect these changes resulting in a $93 million and $189 million increase in other cost of sales and other operating expenses and labor costs, respectively, and a corresponding $282 million decrease in materials and subcontractors costs.

Operating Income and Margin—Operating income in the third quarter of 2016 was relatively consistent with the third quarter of 2015. The change in mix and other performance was $24 million, about half of which was driven by activity on the classified program described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in volume of $20 million was principally driven by the classified program described above in Total Net Sales. The decrease in operating margin in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to the change in mix and other performance.

Operating income in the first nine months of 2016 was relatively consistent with the first nine months of 2015. The change in mix and other performance of $97 million was primarily driven by activity on the classified program described above in Total Net Sales, lower activity due to scheduled completion of certain production phases on two international tactical radar systems programs, and an $11 million gain on a real estate transaction in the second quarter of 2015. The increase in volume of $54 million was principally driven by the classified program described above in Total Net Sales. The net change in EAC adjustments of $39 million was spread across numerous programs with no individual or common significant driver. The decrease in operating margin in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

Backlog and Bookings—Backlog was $8,435 million at October 2, 2016 compared to $6,309 million at December 31, 2015. The increase in backlog of $2,126 million or 34% at October 2, 2016 compared to December 31, 2015 was primarily due to bookings in excess of sales in the first nine months of 2016, principally within our Electronic Warfare Systems, Space Systems and Intelligence, Surveillance and Reconnaissance Systems product lines. Bookings increased by $843 million in the third quarter of 2016 compared to the third quarter of 2015. In the third quarter of 2016, SAS booked $164 million to provide integrated Sentinel support services for the U.K. Royal Air Force. SAS also booked $922 million on a number of classified contracts, including $525 million for a major classified contract. In the third quarter of 2015, SAS booked $106 million for the production of Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and $92 million to provide radar spares for an international customer. SAS also booked $382 million on a number of classified contracts.

Bookings increased by $3,391 million in the first nine months of 2016 compared to the first nine months of 2015. In addition to the bookings noted above, in the first nine months of 2016, SAS booked $992 million on the Next Generation Jammer (NGJ) program for the U.S. Navy, over $650 million on an international classified program, $553 million on the Joint Polar Satellite System (JPSS) program for NASA, $90 million on the next-generation Multi-Spectral Targeting System (MTS) for the U.S. Air Force and $894 million on a number of classified contracts. In addition to the bookings noted above, in the first nine months of 2015, SAS booked $153 million on a multimission radar program for the U.S. Navy and an international customer, $99 million on an AESA radar Performance Based Logistics contract for an international customer and $82 million to provide communication subsystems for the U.S. Navy and an international customer. SAS also booked $460 million on a number of classified contracts.

Forcepoint
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	% Change	Oct 2, 2016	Sep 27, 2015	% Change
Total net sales	$149	$114	30.7%	$423	$195	NM
Total operating expenses
Cost of sales	28	18	55.6%	79	35	NM
Selling and marketing	51	38	34.2%	151	62	NM
Research and development	33	25	32.0%	97	56	NM
General and administrative	18	13	38.5%	56	23	NM
Total operating expenses	130	94	38.3%	383	176	NM
Operating income (loss)	$19	$20	(5.0)%	$40	$19	NM
Operating margin	12.8%	17.5%		9.5%	9.7%

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2016	Sep 27, 2015	% Change	Oct 2, 2016	Sep 27, 2015	% Change
Bookings	$175	$129	35.7%	$395	$197	NM

Total Net Sales—The increase in total net sales of $35 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to $17 million of higher sales in Federal products and services, and $14 million of higher sales resulting from the acquisition of Stonesoft in the first quarter of 2016. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

The increase in total net sales of $228 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to $202 million of higher net sales resulting from the acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

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

Total operating expenses in the third quarter of 2016 increased $36 million compared to the third quarter of 2015. The increase in all of the categories of total operating expenses was primarily due to the increase in sales volume described above in Total Net

Sales. In addition, the increase in cost of sales was also driven by an increase in professional services and hardware sales relative to total sales and the increase in selling and marketing expense was driven by an increase in commissions expense due to higher bookings. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments.

Total operating expenses in the first nine months of 2016 increased $207 million compared to the first nine months of 2015. The increase in all of the categories of total operating expenses was primarily due to the acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016. The increase in selling and marketing expense was also driven by an increase in commissions expense due to higher bookings. Research and development expense in the first nine months of 2015 included $5 million related to severance and retention associated with the restructuring of Websense. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments.

Operating Income and Margin—The decrease in operating income of $1 million in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to an increase in professional services and hardware sales relative to total sales and an increase in commissions expense due to higher bookings, partially offset by an increase in volume driven by the activity described above in Total Net Sales. Operating income excludes the acquisition accounting adjustments described below in Acquisition Accounting Adjustments. The decrease in operating margin in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to the increase in professional services and hardware sales and commissions expense described above.

The increase in operating income of $21 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to the acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016. Operating income excludes the acquisition accounting adjustments described below in Acquisition Accounting Adjustments. Operating margin in the first nine months of 2016 was relatively consistent with the first nine months of 2015.

Backlog and Bookings—Backlog was $505 million at October 2, 2016 compared to $479 million at December 31, 2015. Bookings increased by $46 million in the third quarter of 2016 compared to the third quarter of 2015 primarily due to growth in Federal bookings and the acquisition of Stonesoft.

Bookings increased by $198 million in the first nine months of 2016 compared to the first nine months of 2015 primarily due to the acquisitions of Websense and Stonesoft.

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

The components of Acquisition Accounting Adjustments were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Deferred revenue adjustment	$(17)	$(27)	$(64)	$(37)
Amortization of acquired intangibles	(29)	(36)	(91)	(72)
Total Acquisition Accounting Adjustments	$(46)	$(63)	$(155)	$(109)

The deferred revenue adjustment for the third quarters and first nine months of 2016 and 2015 all relates to the Forcepoint segment.

Amortization of acquired intangibles by segment was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Integrated Defense Systems	$—	$—	$—	$1
Intelligence, Information and Services	4	3	13	9
Missile Systems	—	—	1	1
Space and Airborne Systems	4	9	13	27
Forcepoint	21	24	64	34
Total	$29	$36	$91	$72

The change in our Acquisition Accounting Adjustments of $17 million in the third quarter of 2016 compared to the third quarter of 2015 was due to a $10 million decrease in the deferred revenue adjustment, principally driven by the acquisition of Websense in the second quarter of 2015, and a $7 million decrease in the intangibles amortization adjustment, principally driven by the acquisition of Websense at our Forcepoint segment in the second quarter of 2015 and the acquisition of Applied Signal Technology, Inc. at our SAS segment in the first quarter of 2011.

The change in our Acquisition Accounting Adjustments of $46 million in the first nine months of 2016 compared to the first nine months of 2015 was due to a $27 million increase in the deferred revenue adjustment, principally driven by the acquisition of Stonesoft in the first quarter of 2016 and a $19 million increase in the intangibles amortization adjustment, principally driven by the acquisition of Websense in the second quarter of 2015.

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

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Nine Months Ended
FAS/CAS Adjustment Income (Expense) (in millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
FAS/CAS Pension Adjustment	$105	$41	$318	$137
FAS/CAS PRB Adjustment	(1)	2	—	4
FAS/CAS Adjustment	$104	$43	$318	$141
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
FAS (expense)	$(283)	$(306)	$(810)	$(889)
CAS expense	388	347	1,128	1,026
FAS/CAS Pension Adjustment	$105	$41	$318	$137

The change in our FAS/CAS Pension Adjustment of $64 million in the third quarter of 2016 compared to the third quarter of 2015 was driven by a $41 million increase in our CAS expense and a $23 million decrease in our FAS expense. The change in our FAS/CAS Pension Adjustment of $181 million in the first nine months of 2016 compared to the first nine months of 2015 was driven by a $102 million increase in our CAS expense and a $79 million decrease in our FAS expense. The increase in our CAS expense in the third quarter and first nine months of 2016 was primarily due to the CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with the Pension Protection Act of 2006, to measure liabilities in determining the CAS pension expense. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expense has been included in our contracts through our overhead forward pricing rates. The decrease in our FAS expense in the third quarter and first nine months of 2016 was primarily due to the higher discount rate at December 31, 2015 compared to the discount rate at December 31, 2014.

As a result of the annual update of our actuarial estimate (as described in "Note 12: Pension and Other Employee Benefits"), our 2016 FAS/CAS Adjustment will change by an estimated $5 million of increased income.

Corporate
Corporate operating income consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015	Oct 2, 2016	Sep 27, 2015
Corporate	$(11)	$(9)	$(35)	$(73)

Operating income related to Corporate in the third quarter of 2016 was relatively consistent with the third quarter of 2015.

The change in operating income related to Corporate of $38 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to $26 million of Websense acquisition and integration related expenses in the first nine months of 2015.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at October 2, 2016 and December
31, 2015:

(In millions)	Oct 2, 2016	Dec 31, 2015
Cash and cash equivalents	$2,342	$2,328
Short-term investments	462	872
Working capital	4,154	3,686
Amount available under credit facilities	1,250	1,250

Operating Activities

	Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015
Net cash provided by (used in) operating activities	$1,711	$1,533

The increase in net cash provided by operating activities of $178 million in the first nine months of 2016 compared to the first nine months of 2015, was primarily due to a decrease in tax payments and pension contributions in the first nine months of 2016 as discussed below, partially offset by the eBorders settlement payment received in the second quarter of 2015.

Pension Plan Contributions—We made the following contributions to our pension and PRB plans:

	Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015
Required pension contributions	$112	$298
PRB contributions	16	15

Tax Payments and Refunds—We made the following net tax payments:

	Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015
Federal	$460	$798
Foreign	33	20
State	27	37

We expect full-year net federal, foreign and state tax payments to be approximately $839 million in 2016.

Interest Payments—We made interest payments on our outstanding debt of $149 million and $150 million in the first nine months of 2016 and 2015, respectively.

Investing Activities

	Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015
Net cash provided by (used in) investing activities	$(82)	$(1,242)

The change in net cash provided by (used in) investing activities of $1,160 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to the acquisition of Websense, partially offset by our short-term investments activity, both of which are described below.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015
Additions to property, plant and equipment	$344	$239
Additions to capitalized internal use software	47	37

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

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015
Purchases of short-term investments	$(472)	$(658)
Sales of short-term investments	—	209
Maturities of short-term investments	822	1,336

Acquisitions—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria. Payments for purchases of acquired companies, net of cash acquired, were as follows:

	Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015
Payments for purchases of acquired companies, net of cash acquired	$(57)	$(1,892)

The decrease of $1,835 million in payments for purchases of acquired companies, net of cash acquired, was due to the acquisition of Websense in May 2015 from Vista Equity Partners for approximately $1.9 billion, partially offset by Forcepoint's acquisition of the Stonesoft next-generation firewall (NGFW) business, including the Sidewinder proxy firewall technology, in January 2016.

Financing Activities

	Nine Months Ended
(In millions)	Oct 2, 2016	Sep 27, 2015
Net cash provided by (used in) financing activities	$(1,615)	$(1,060)

We have used cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash used in financing activities of $555 million in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to the sale of noncontrolling interest in Forcepoint in the second quarter of 2015 and the $90 million net cash payment that we made to Thales S.A. in the second quarter of 2016 related to our acquisition of Thales S.A.'s noncontrolling interest in RCCS LLC and the sale of our equity method investment in TRS SAS as described in MD&A Overview on page 24.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. At October 2, 2016, we had approximately $1.7 billion available under the 2015 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards (RSAs), restricted stock units (RSUs), stock options and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Nine Months Ended
(In millions)	Oct 2, 2016		Sep 27, 2015
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$801	6.2	$750	7.0
Shares repurchased to satisfy tax withholding obligations	95	0.8	98	0.9
Total share repurchases	$896	7.0	$848	7.9

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Nine Months Ended
(In millions, except per share amounts)	Oct 2, 2016	Sep 27, 2015
Cash dividends declared per share	$2.20	$2.01
Total dividends paid	635	595
In March 2016, our Board of Directors authorized a 9.3% increase to our annual dividend payout rate from $2.68 to $2.93 per share. Dividends are subject to quarterly approval by our Board of Directors.
Sale of Noncontrolling Interest in Forcepoint—In connection with the Websense acquisition in the second quarter of 2015, we combined Websense with Raytheon Cyber Products to form Forcepoint and then sold 19.7% of the equity interest in Forcepoint to Vista Equity Partners for $343 million.

CAPITAL RESOURCES
Total debt was $5.3 billion at October 2, 2016 and December 31, 2015. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $2.8 billion and $3.2 billion at October 2, 2016 and December 31, 2015, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $697 million and $1,040 million at October 2, 2016 and December 31, 2015, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020 and terminated the previous $1.4 billion credit facility entered into in December 2011. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at October 2, 2016, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from 20 separate highly rated lenders, each committing no more than 10% of the facility. As of October 2, 2016 and December 31, 2015 there were no borrowings outstanding under the $1.25 billion credit facility. We had no outstanding letters of credit at October 2, 2016 or December 31, 2015.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the nine months ended October 2, 2016 and full-year 2015. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 33.8% at October 2, 2016. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor’s (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of October 2, 2016 to our short-term and long-term senior unsecured debt:

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

(In millions, except percentages)	Oct 2, 2016	Dec 31, 2015
Total remediation costs—undiscounted	$221	$224
Weighted average discount rate	5.2%	5.2%
Total remediation costs—discounted	$151	$149
Recoverable portion	94	94

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

(In millions)	Oct 2, 2016	Dec 31, 2015
Guarantees	$201	$213
Letters of credit	2,362	2,242
Surety bonds	127	264

Included in guarantees and letters of credit described above were $191 million and $47 million, respectively, at October 2, 2016, and $203 million and $187 million, respectively, at December 31, 2015, related to our joint venture in TRS. The joint venture agreement for the TRS joint venture was amended and restated in the second quarter of 2016, as described in MD&A Overview on page 24, reducing the scope of the joint venture to TRS AMDC2 only. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At October 2, 2016, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at October 2, 2016. We had an estimated liability of $4 million and $8 million, respectively, at October 2, 2016 and December 31, 2015 related to these guarantees and letters of credit.

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
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At October 2, 2016, the aggregate amount of our offset agreements had an outstanding notional value of approximately $6.0 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (EU), commonly referred to as “Brexit.” As a result of the referendum, there has been a decline in the value of the British pound as compared to the U.S. dollar and volatility in exchange rates may continue as the U.K. negotiates its exit from the EU. The British pound is the functional currency for approximately 2% of our sales. In addition, for any contracts that are not denominated in the same currency as the functional currency (for example, contracts denominated in British pounds where the functional currency is the U.S. dollar), we enter into foreign currency forward contracts to hedge our risk related to foreign currency exchange rate fluctuations. As a result, we currently do not expect the U.K.’s exit from the EU to have a material impact on our financial position, results of operations or liquidity.

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
We have been closely monitoring FASB activity related to the new standard, as well as working with various non-authoritative groups to conclude on specific interpretative issues. In the first half of 2016, we made significant progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. Our progress was aided by the FASB issuing ASU 2016-10, Identifying Performance Obligations and Licensing, which amended the current guidance on performance obligations and provided additional clarity on this topic, and the significant progress of the non-authoritative groups in concluding on specific interpretative issues. We also made significant progress on our contract reviews and detailed policy drafting. Based on our evaluation, we expect to early adopt the requirements of the new standard in the first quarter of 2017 and anticipate using the full retrospective transition method.
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

Other new pronouncements issued but not effective until after October 2, 2016 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of October 2, 2016 and December 31, 2015 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at October 2, 2016 and December 31, 2015.

Principal payments and interest rate detail for long-term debt by contractual maturity dates as of October 2, 2016 and December 31, 2015, respectively, were as follows:

(In millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$591	$—	$1,500	$3,292	$5,383	$6,155
Average interest rate	—	—	6.549%	—	3.550%	4.229%	4.295%

(In millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$591	$—	$1,500	$3,292	$5,383	$5,826
Average interest rate	—	—	6.549%	—	3.550%	4.229%	4.295%

In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,619 million and $1,076 million at October 2, 2016 and December 31, 2015, respectively. The net notional exposure of these contracts was approximately $239 million and $117 million at October 2, 2016 and December 31, 2015, respectively.

For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $49 million and $9 million were included in other assets, net, and unrealized losses of $49 million and $29 million were included in other current liabilities at October 2, 2016 and December 31, 2015, respectively.

Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At October 2, 2016, we had short-term investments with a fair value of $462 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit which had an average maturity of three months).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of October 2, 2016.
Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of October 2, 2016 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
July (July 4, 2016 - July 31, 2016)	8,177	$135.59	—	$1.9
August (August 1, 2016 - August 28, 2016)	1,238,004	141.36	1,237,986	1.7
September (August 29, 2016 - October 2, 2016)	171,930	136.80	171,369	1.7
Total	1,418,111	$140.77	1,409,355

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the third quarter of 2016 includes the surrender by employees of 8,756 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	In November 2015, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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
October 27, 2016