Form 10-Q
period 2017-04-02
RAYTHEON CO/
filed 2017-04-27
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of April 24, 2017 was 291,074,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance, including with respect to our liquidity and capital resources; our capital expenditures; our bookings and backlog; our expected tax payments; our pension expense and funding; the impact of new accounting pronouncements; our unrecognized tax benefits; our expectations regarding customer contracts; our international sales; our recognition of revenue on certain performance obligations; the impact of acquisitions, investments and other business arrangements and the tax deductibility of goodwill; the impact and outcome of audits and legal and administrative proceedings, claims, investigations and commitments and contingencies; the impact of changes in foreign currency rates; and our expectations regarding expenses associated with the make-whole provision on debt we expect to retire. You can identify these statements by the fact that they include words such as “will”, “believe”, “anticipate”, “expect”, “estimate”, “intend”, “plan”, or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	Apr 2, 2017	Dec 31, 2016
Assets
Current assets
Cash and cash equivalents	$2,186	$3,303
Short-term investments	399	100
Receivables, net	1,319	1,163
Contract assets	5,555	5,041
Inventories	599	608
Prepaid expenses and other current assets	457	670
Total current assets	10,515	10,885
Property, plant and equipment, net	2,146	2,166
Goodwill	14,825	14,788
Other assets, net	2,383	2,399
Total assets	$29,869	$30,238

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Notes payable and current portion of long-term debt	$251	$—
Contract liabilities	2,605	2,646
Accounts payable	1,282	1,520
Accrued employee compensation	871	1,234
Other current liabilities	1,298	1,139
Total current liabilities	6,307	6,539
Accrued retiree benefits and other long-term liabilities	7,743	7,758
Long-term debt	5,086	5,335
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest (Note 8)	349	449

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 291 and 293 shares outstanding at April 2, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(7,218)	(7,411)
Retained earnings	17,599	17,565
Total Raytheon Company stockholders’ equity	10,384	10,157
Noncontrolling interests in subsidiaries	—	—
Total equity	10,384	10,157
Total liabilities, redeemable noncontrolling interest and equity	$29,869	$30,238

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In millions, except per share amounts)	Apr 2, 2017	Apr 3, 2016
Net sales
Products	$5,044	$4,826
Services	956	976
Total net sales	6,000	5,802
Operating expenses
Cost of sales—products	3,756	3,639
Cost of sales—services	774	802
General and administrative expenses	729	748
Total operating expenses	5,259	5,189
Operating income	741	613
Non-operating (income) expense, net
Interest expense	58	58
Interest income	(5)	(4)
Other (income) expense, net	(7)	(2)
Total non-operating (income) expense, net	46	52
Income from continuing operations before taxes	695	561
Federal and foreign income taxes	198	157
Income from continuing operations	497	404
Income (loss) from discontinued operations, net of tax	3	1
Net income	500	405
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(6)	(23)
Net income attributable to Raytheon Company	$506	$428

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.73	$1.43
Income (loss) from discontinued operations, net of tax	0.01	—
Net income	1.74	1.43
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.73	$1.43
Income (loss) from discontinued operations, net of tax	0.01	—
Net income	1.74	1.43
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$503	$427
Income (loss) from discontinued operations, net of tax	3	1
Net income	$506	$428

Dividends declared per share	$0.7975	$0.7325
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Net income	$500	$405
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Amortization of prior service cost included in net periodic cost	1	1
Amortization of net actuarial loss included in net income	281	246
Pension and other postretirement benefit plans, net	282	247
Foreign exchange translation	11	(33)
Cash flow hedges	(2)	4
Unrealized gains (losses) on investments and other, net	—	2
Other comprehensive income (loss), before tax	291	220
Income tax benefit (expense) related to items of other comprehensive income (loss)	(98)	(94)
Other comprehensive income (loss), net of tax	193	126
Total comprehensive income	693	531
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(6)	(23)
Comprehensive income attributable to Raytheon Company	$699	$554
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Three Months Ended April 2, 2017 and April 3, 2016 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at December 31, 2016	$3	$—	$(7,411)	$17,565	$10,157	$—	$10,157
Net income (loss)				506	506		506
Other comprehensive income (loss), net of tax			193		193		193
Adjustment of redeemable noncontrolling interest to redemption value				139	139		139
Distributions and other activity related to noncontrolling interests					—		—
Dividends declared		1		(232)	(231)		(231)
Common stock plans activity		58			58		58
Share repurchases		(59)		(379)	(438)		(438)
Balance at April 2, 2017	$3	$—	$(7,218)	$17,599	$10,384	$—	$10,384

Balance at December 31, 2015	$3	$398	$(7,176)	$16,956	$10,181	$202	$10,383
Net income (loss)				428	428	(17)	411
Other comprehensive income (loss), net of tax			126		126		126
Adjustment of redeemable noncontrolling interest to carrying value				25	25		25
Distributions and other activity related to noncontrolling interests					—	1	1
Dividends declared		2		(220)	(218)		(218)
Common stock plans activity		64			64		64
Share repurchases		(434)			(434)		(434)
Balance at April 3, 2016	$3	$30	$(7,050)	$17,189	$10,172	$186	$10,358

(1)	Excludes redeemable noncontrolling interest which is not considered equity. See "Note 8: Forcepoint Joint Venture" for additional information.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Cash flows from operating activities
Net income	$500	$405
(Income) loss from discontinued operations, net of tax	(3)	(1)
Income from continuing operations	497	404
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	130	124
Stock-based compensation	57	54
Deferred income taxes	(54)	(30)
Changes in assets and liabilities
Receivables, net	(155)	(94)
Contract assets and contract liabilities	(554)	(295)
Inventories	9	41
Prepaid expenses and other current assets	125	143
Income taxes receivable/payable	244	189
Accounts payable	(219)	(43)
Accrued employee compensation	(361)	(351)
Other current liabilities	(1)	(43)
Accrued retiree benefits	283	221
Other, net	(42)	5
Net cash provided by (used in) operating activities from continuing operations	(41)	325
Net cash provided by (used in) operating activities from discontinued operations	—	1
Net cash provided by (used in) operating activities	(41)	326
Cash flows from investing activities
Additions to property, plant and equipment	(86)	(150)
Proceeds from sales of property, plant and equipment	11	1
Additions to capitalized internal use software	(16)	(12)
Purchases of short-term investments	(399)	—
Maturities of short-term investments	100	127
Payments for purchases of acquired companies, net of cash received	(39)	(57)
Other	(1)	—
Net cash provided by (used in) investing activities	(430)	(91)
Cash flows from financing activities
Dividends paid	(215)	(201)
Repurchases of common stock under share repurchase programs	(400)	(400)
Repurchases of common stock to satisfy tax withholding obligations	(38)	(34)
Contribution from noncontrolling interest in Forcepoint	8	11
Other	—	(5)
Net cash provided by (used in) financing activities	(645)	(629)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,116)	(394)
Cash, cash equivalents and restricted cash at beginning of the year	3,303	2,328
Cash, cash equivalents and restricted cash at end of period	$2,187	$1,934

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation
We prepared the accompanying unaudited consolidated financial statements of Raytheon Company and all wholly-owned, majority-owned or otherwise controlled subsidiaries on the same basis as our annual audited financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. As used in this report, the terms “we”, “us”, “our”, “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

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

As previously announced, effective January 1, 2017, we elected to early adopt the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) using the full retrospective method as discussed below in "Note 2: Accounting Standards". All amounts and disclosures set forth in this Form 10-Q reflect these changes.

Note 2: Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB permits companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

Effective January 1, 2017, we elected to early adopt the requirements of Topic 606 using the full retrospective method. The impact to our fiscal quarters and year-ended 2016 and year-ended 2015 income from continuing operations after taxes, net income and basic and diluted earnings per share (EPS) was as follows:

	Three Months Ended				Twelve Months Ended
(In millions, except per share amounts)	Dec 31, 2016	Oct 2, 2016	Jul 3, 2016	Apr 3, 2016	Dec 31, 2016	Dec 31, 2015
Income from continuing operations after taxes	$12	$18	$9	$—	$39	$40
Net income	12	18	9	—	39	40

Basic EPS attributable to Raytheon Company common stockholders:
Income from continuing operations after taxes	$0.04	$0.05	$0.02	$—	$0.10	$0.12
Net income	0.04	0.05	0.02	—	0.11	0.11
Diluted EPS attributable to Raytheon Company common stockholders:
Income from continuing operations after taxes	$0.03	$0.05	$0.03	$—	$0.11	$0.12
Net income	0.04	0.05	0.03	—	0.11	0.11

In addition, the cumulative impact to our retained earnings at January 1, 2015 was $13 million.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows by providing guidance on eight specific cash flow issues, including requirements that cash payments for debt prepayment or debt extinguishment costs be classified as cash outflows for financing activities and proceeds from the settlement of corporate-owned life insurance policies be classified as cash inflows from investing activities. The provisions of ASU 2016-15 are effective for years beginning after December 15, 2017, with early adoption permitted. We have elected to early adopt the requirements of the new standard in the first quarter of 2017 using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to our consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of ASU 2016-18 are effective for years beginning after December 15, 2017, with early adoption permitted. We have elected to early adopt the requirements of the new standard in the first quarter of 2017 using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to our consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

(In millions)	Apr 2, 2017	Dec 31, 2016
Cash and cash equivalents	$2,186	$3,303
Restricted cash included within prepaid expenses and other current assets	1	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$2,187	$3,303

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715), which changes certain presentation and disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit (PRB) plans. This requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. In addition, only the service cost component will be eligible for capitalization when applicable, on a prospective basis. The provisions of ASU 2017-07 are effective for years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. We expect the standard to increase 2016 and 2017 operating income due to the removal of the non-service component of Financial Accounting Standards (FAS) pension expense by $601 million and approximately $800 million respectively, and to decrease non-operating income by the same amount with zero impact to net income in both periods. We do not expect a material impact from the new requirement to only allow capitalization of the service cost component of net benefit cost.

Other new pronouncements issued but not effective until after April 2, 2017 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 3: Significant Accounting Policies Update
Our significant accounting policies are detailed in "Note 1: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2016. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below:

Revenue Recognition—The vast majority of our revenues are from long-term contracts associated with the design, development, manufacture or modification of complex aerospace or defense equipment or related services. These contracts primarily are with the U.S. government (including foreign military sales contracted through the U.S. government). Our contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (FAR) and are priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.

Under the typical payment terms of our U.S. government fixed-price contracts, the customer pays us either performance-based payments (PBPs) or progress payments. PBPs are interim payments up to 90% of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments up to 80% of costs incurred as the work progresses. Because the customer retains a small portion of the contract price until completion of the contract, our U.S. government fixed-price contracts generally result in revenue recognized in excess of billings which we present as contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For our U.S. government cost-type contracts, the customer generally pays us for our actual costs incurred within a short period of time. For non-U.S. government contracts, we typically receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments in excess of revenue recognized and present it as contract liabilities on the balance sheet. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract.

To determine the proper revenue recognition method for contracts for complex aerospace or defense equipment or related services, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In cases where we do, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized customer specific solution, and in these cases we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily international direct commercial sale contracts, we recognize revenue before obtaining all regulatory approvals where receipt of those regulatory approvals is virtually certain based upon all known facts and circumstances.

We generally recognize revenue over time as we perform because of continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to the Company.

Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs including pension and any other postretirement benefit (PRB) expense under U.S. government Cost Accounting Standards (CAS).

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion (the process described below in more detail) is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

We have a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations, required under certain contracts.

Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. For performance obligations related to complex aerospace or defense equipment or related services, separately priced extended warranty or product maintenance, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended
(In millions, except per share amounts)	Apr 2, 2017	Apr 3, 2016
Operating income	$54	$21
Income from continuing operations attributable to Raytheon Company	35	25
Diluted EPS from continuing operations attributable to Raytheon Company	$0.12	$0.08

In addition, in the first quarters of 2017 and 2016, net revenue recognized from our performance obligations satisfied in previous periods was $75 million and $45 million, respectively. This primarily relates to EAC adjustments that impacted revenue.

We also sell security software through our Forcepoint™ segment. For the majority of these arrangements, we recognize revenue over the term of the agreement because the software requires continuous updates to provide the intended security functionality.
To a lesser extent in all of our business segments, we enter into other types of contracts including service arrangements and non-subscription software and licensing agreements. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. For software arrangements that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses and maintenance and/or services, we allocate revenue to each performance obligation based on estimates of the price that we would charge the customer for each promised product or service if it were sold on a standalone basis.

Receivables, Net—Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable.

Contract Assets—Contract assets include unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are generally classified as current.

Deferred Commissions—Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our security software sales at Forcepoint, are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, net, respectively, in our consolidated balance sheets. At April 2, 2017 and December 31, 2016, we had $32 million of deferred commissions. In the first quarters of 2017 and 2016, we had $5 million and $2 million, respectively, of amortization expense related to deferred commissions.

Contract Liabilities—Our contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue. We may also receive up-front payments related to software license sales primarily for Forcepoint, which in most cases we recognize ratably over the license term. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify advance payments and billings in excess of revenue recognized as current, and deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The noncurrent portion of deferred revenue is included in other long-term liabilities in our consolidated balance sheets.

Remaining Performance Obligations—Remaining performance obligations, represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). As of April 2, 2017, the aggregate amount of the transaction price allocated to remaining performance obligations was $36 billion. The Company expects to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

Note 4: Earnings Per Share (EPS)
We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders, net income attributable to Raytheon Company and our actual weighted-average shares outstanding rather than the numbers presented within our unaudited consolidated financial statements, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our unaudited consolidated financial statements. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

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

As described in "Note 8: Forcepoint Joint Venture", we record redeemable noncontrolling interests related to Vista Equity Partners' interest in Forcepoint. We reflect the redemption value adjustments for redeemable noncontrolling interests in both the basic and diluted EPS calculation if redemption value is in excess of the fair value of noncontrolling interest.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	Three Months Ended
	Apr 2, 2017	Apr 3, 2016
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.80	$0.73
Undistributed earnings	0.93	0.70
Total	$1.73	$1.43
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.80	$0.73
Undistributed earnings	0.93	0.70
Total	$1.73	$1.43
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was earnings of $0.01 and earnings of less than $0.01 for the first quarters of 2017 and 2016, respectively.
Income attributable to participating securities was as follows:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Income from continuing operations attributable to participating securities	$7	$7
Income from discontinued operations, net of tax attributable to participating securities(1)	—	—
Net income attributable to participating securities	$7	$7

(1)	Income from discontinued operations, net of tax attributable to participating securities was income of less than $1 million for the first quarters of 2017 and 2016.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Shares for basic EPS(1)	292.5	299.2
Dilutive effect of LTPP and RSUs	0.3	0.4
Shares for diluted EPS	292.8	299.6

(1)	Includes 4.1 million and 4.8 million participating securities for the three months ended April 2, 2017 and April 3, 2016, respectively.

Note 5: Inventories
Inventories consisted of the following:

(In millions)	Apr 2, 2017	Dec 31, 2016
Materials and purchased parts	$67	$66
Work in process	520	532
Finished goods	12	10
Total	$599	$608

Costs incurred to fulfill a contract prior to contract award, including general and administrative expenses that are specifically chargeable to the customer, are capitalized in inventories if we determine that the costs are probable of recovery under a specific anticipated contract. All other precontract costs, including start-up costs, are expensed as incurred. Costs that are deferred are recognized as contract costs upon the receipt of the anticipated contract. We included capitalized precontract costs of $185 million and $189 million in inventories as work in process at April 2, 2017 and December 31, 2016, respectively.

Note 6: Contract Assets and Contract Liabilities
Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The noncurrent portion of deferred revenue is included in other long-term liabilities in our consolidated balance sheets.

Net contract assets (liabilities) consisted of the following:

(In millions, except percentages)	Apr 2, 2017	Dec 31, 2016	$ change	% change
Contract assets	$5,555	$5,041	$514	10.2%
Contract liabilities—current	(2,605)	(2,646)	41	(1.5)%
Contract liabilities—noncurrent	(117)	(128)	11	(8.6)%
Net contract assets (liabilities)	$2,833	$2,267	$566	25.0%

The $566 million increase in our net contract assets (liabilities) from December 31, 2016 to April 2, 2017 was due to a $514 million increase in our contract assets, primarily due to the timing of milestone payments on certain international programs.

In the first quarters of 2017 and 2016, we recognized revenue of $612 million and $646 million related to our contract liabilities at January 1, 2017 and January 1, 2016, respectively.

Impairment losses recognized on our receivables and contract assets were de minimus in the first quarters of 2017 and 2016.

Note 7: Acquisitions and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

In February 2017, our Forcepoint business acquired the Skyfence cloud access security broker business for $39 million in cash, net of cash received, and exclusive of retention payments. Vista Equity Partners contributed 19.7% of the purchase price, which is reflected in contribution from noncontrolling interest in Forcepoint in our consolidated statements of cash flows. Skyfence solutions help companies to determine which cloud applications are in use by employees, analyzes content in real-time to prevent malicious or unauthorized leakage and quickly identifies and blocks cyber-attacks. Skyfence will be integrated into our Forcepoint business to expand and enhance Forcepoint’s strategy to deliver cybersecurity systems that help customers understand people’s behaviors and intent as they interact with data and intellectual property wherever it may reside, including fast-growing cloud. In connection with this acquisition, we have preliminarily recorded $36 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, all of which is expected to be deductible for tax purposes, and $5 million of intangible assets, primarily related to technology and customer relationships, with a weighted-average life of six years. We expect to complete the purchase price allocation process in the second half of 2017 when we receive final valuation results and complete our review.

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

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint(1)	Total
Balance at December 31, 2016	$1,702	$2,966	$4,154	$4,106	$1,860	$14,788
Acquisitions	—	—	—	—	36	36
Effect of foreign exchange rates and other	1	—	—	—	—	1
Balance at April 2, 2017	$1,703	$2,966	$4,154	$4,106	$1,896	$14,825

(1)
At April 2, 2017, Forcepoint's fair value is estimated to exceed its net book value by approximately $360 million. As discussed in "Note 8: Forcepoint Joint Venture", we are required to determine Forcepoint's fair value on a quarterly basis due to the accounting related to the redeemable noncontrolling interest.

Note 8: Forcepoint Joint Venture
In May 2015, we created Forcepoint, a new cybersecurity joint venture company (with Vista Equity Partners), through a series of transactions by which we acquired Websense from Vista Equity Partners and combined it with Raytheon Cyber Products, formerly part of our Intelligence, Information and Services (IIS) segment. We then sold 19.7% of the equity interest in the combined company to Vista Equity Partners for $343 million.

The joint venture agreement between Raytheon and Vista Equity Partners provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option any time after two years following the closing date, which could occur anytime after May 29, 2017. In the event of a put option, Vista Equity Partners could require Raytheon to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, at any time after three years following the closing date, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of the put option; however, the ultimate timing will depend on the actions of the parties and other factors. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest in our consolidated balance sheets could differ from the parties' determination of fair value for the put option under the joint venture agreement.

Vista Equity Partners' interest in Forcepoint is presented as redeemable noncontrolling interest, outside of stockholders' equity, in our consolidated balance sheets. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date, which was $349 million at April 2, 2017, or the carrying value, defined as the initial value adjusted for Vista Equity Partners' share of the cumulative impact of net income (loss) and other changes in accumulated other comprehensive income (loss), which was $327 million at April 2, 2017. Adjustments to the redemption value over the period from the date of acquisition to the date the redemption feature becomes puttable are immediately recorded to retained earnings.

A rollforward of redeemable noncontrolling interest was as follows:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Beginning balance	$449	$355
Net income (loss)	(6)	(6)
Other comprehensive income (loss), net of tax(1)	—	—
Contribution from noncontrolling interest	8	11
Adjustment of noncontrolling interest to redemption value	(102)	—
Adjustment of noncontrolling interest to carrying value	—	(25)
Ending balance	$349	$335

(1)	Other comprehensive income (loss), net of tax, was income of less than $1 million for the three months ended April 2, 2017 and a loss of less than $1 million for the three months ended April 3, 2016.

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

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency contracts were $46 million and $41 million, respectively, at April 2, 2017 and $53 million and $48 million, respectively, at December 31, 2016. The fair values of these derivatives are Level 2 in the fair value hierarchy at April 2, 2017 and December 31, 2016 because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,324 million and $1,277 million at April 2, 2017 and December 31, 2016, respectively. The net notional exposure of these contracts was approximately $195 million and $342 million at April 2, 2017 and December 31, 2016, respectively.

Our foreign currency forward contracts contain offset or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At April 2, 2017 and December 31, 2016, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at April 2, 2017 and December 31, 2016.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at April 2, 2017 and December 31, 2016, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date and current rates. At April 2, 2017 and December 31, 2016, we had short-term investments of $399 million and $100 million, respectively, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. As of April 2, 2017, our short-term investments had an average maturity of approximately four months. The amortized cost of these securities closely approximated their fair value at April 2, 2017 and December 31, 2016. There were no securities deemed to have other than temporary declines in value for the first quarter of 2017. In the first quarters of 2017 and 2016, we recorded unrealized gains on short-term investments of less than $1 million, net of tax, in accumulated other comprehensive loss (AOCL). We did not have any sales of short-term investments in the first quarters of 2017 and 2016. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

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

(In millions)	Apr 2, 2017	Dec 31, 2016
Carrying value of long-term debt (1)	$5,337	$5,335
Fair value of long-term debt (2)	5,848	5,848
(1) Carrying value of long-term debt at April 2, 2017 includes current portion of long-term debt carrying value of $251 million.
(2) Fair value of long-term debt at April 2, 2017 includes current portion of long-term debt fair value of $264 million.

In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first quarter of 2017.

Note 10: Commitments and Contingencies
Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs, and accordingly have recorded the estimated future recovery of these costs from the U.S. government within prepaid expenses and other current assets, in our consolidated balance sheets. Our estimates regarding remediation costs to be incurred were as follows:

(In millions, except percentages)	Apr 2, 2017	Dec 31, 2016
Total remediation costs—undiscounted	$216	$219
Weighted average discount rate	5.2%	5.2%
Total remediation costs—discounted	$153	$147
Recoverable portion	96	92

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

(In millions)	Apr 2, 2017	Dec 31, 2016
Guarantees	$206	$190
Letters of credit	2,420	2,345
Surety bonds	127	127

Included in guarantees and letters of credit described above were $196 million and $46 million, respectively, at April 2, 2017, and $180 million and $44 million, respectively, at December 31, 2016, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). As previously disclosed in the 2016 10-K, the joint venture agreement for the TRS joint venture was amended and restated in 2016, reducing the scope of the joint venture to Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2) only. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At April 2, 2017, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at April 2, 2017. We had an estimated liability of $3 million at April 2, 2017 and December 31, 2016 related to these guarantees and letters of credit.

As discussed in "Note 8: Forcepoint Joint Venture", under the joint venture agreement between Raytheon Company and Vista Equity Partners, Raytheon may be required to purchase Vista Equity Partners' interest in Forcepoint.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At April 2, 2017, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $8.5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

As a U.S. government contractor, we are subject to many levels of audit and investigation by the U.S. government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA); the Defense Contract Management Agency (DCMA); the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies; the Government Accountability Office (GAO); the Department of Justice (DoJ); and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DoJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. Other than as specifically disclosed herein, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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

Note 11: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Beginning balance	292.8	299.0
Stock plans activity	1.1	1.4
Share repurchases	(2.9)	(3.5)
Ending balance	291.0	296.9

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. At April 2, 2017, we had approximately $1.2 billion available under the 2015 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with RSAs, RSUs and LTPP awards issued to employees.

Our share repurchases were as follows:

	Three Months Ended
(In millions)	Apr 2, 2017		Apr 3, 2016
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$400	2.7	$400	3.2
Shares repurchased to satisfy tax withholding obligations	38	0.2	34	0.3
Total share repurchases	$438	2.9	$434	3.5

In March 2017, our Board of Directors authorized an 8.9% increase to our annual dividend payout rate from $2.93 to $3.19 per share. Our Board of Directors also declared dividends of $0.7975 per share during the first quarter of 2017, compared to dividends of $0.7325 per share during the first quarter of 2016. Dividends are subject to quarterly approval by our Board of Directors.

Stock-based Compensation Plans
RSAs and RSUs—During the first quarter of 2017, we granted 1.0 million RSAs and RSUs with a weighted-average grant-date fair value of $151.91, calculated under the intrinsic value method. These awards generally vest in equal installments on each of the second, third and fourth anniversary dates of the award's grant date.

LTPP—During the first quarter of 2017, we granted RSUs subject to the 2017–2019 LTPP plan with an aggregate target award of 0.1 million units and a weighted-average grant-date fair value of $151.94. The performance goals for the 2017–2019 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers. The grant-date fair value is based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award.

Forcepoint Plans—In 2015, Forcepoint established long-term incentive plans that provide for awards of unit appreciation rights and profits interests in the joint venture to Forcepoint management and key employees. Awards are approved by the Board of Forcepoint. These awards vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the joint venture. In certain limited circumstances other vesting conditions may apply and the income attributable to these vesting conditions was $1 million for the first quarter of 2017. At April 2, 2017, there were 131 thousand combined units and/or profits interests authorized for award under these plans.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes gains and losses associated with pension and PRB, foreign exchange translation adjustments, the effective portion of gains and losses on derivative instruments qualified as cash flow hedges, and unrealized gains (losses) on available-for-sale investments. The computation of other comprehensive income (loss) and its components are presented in the consolidated statements of comprehensive income.

A rollforward of accumulated other comprehensive income (loss) was as follows:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2016	$(7,234)	$(175)	$—	$(2)	$(7,411)
Before tax amount	282	11	(2)	—	291
Tax (expense) or benefit	(99)	—	1	—	(98)
Net of tax amount	183	11	(1)	—	193
Balance at April 2, 2017	$(7,051)	$(164)	$(1)	$(2)	$(7,218)

Balance at December 31, 2015	$(7,088)	$(60)	$(16)	$(12)	$(7,176)
Before tax amount	247	(33)	4	2	220
Tax (expense) or benefit	(91)	—	(2)	(1)	(94)
Net of tax amount	156	(33)	2	1	126
Balance at April 3, 2016	$(6,932)	$(93)	$(14)	$(11)	$(7,050)

(1)	The pension and PRB plans, net, is shown net of tax benefits of $3,782 million and $3,881 million at April 2, 2017 and December 31, 2016, respectively.

(2)	The cash flow hedges are shown net of tax benefits of $2 million and $1 million at April 2, 2017 and December 31, 2016, respectively.

(3)	The unrealized gains (losses) on investments and other, net are shown net of tax expense of $1 million at April 2, 2017 and December 31, 2016.

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and PRB plans and were $281 million and $246 million before tax in the first quarters of 2017 and 2016, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income) (see "Note 12: Pension and Other Employee Benefits" for additional details).

We expect $1 million of after tax net unrealized losses on our cash flow hedges at April 2, 2017 to be reclassified into earnings at then-current values over the next 12 months as the underlying hedged transactions occur.

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

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Apr 2, 2017	Dec 31, 2016
Marketable securities held in trust	$575	$550

Included in marketable securities held in trust in the table above was $370 million and $354 million at April 2, 2017 and December 31, 2016, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $376 million and $360 million at April 2, 2017 and December 31, 2016, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Service cost	$117	$123
Interest cost	267	272
Expected return on plan assets	(345)	(379)
Amounts reflected in net funded status	39	16
Amortization of prior service cost included in net periodic pension expense	1	1
Recognized net actuarial loss	279	245
Loss due to settlements	—	3
Amounts reclassified during the period	280	249
Net periodic pension expense (income)	$319	$265

Net periodic pension expense (income) includes expense of less than $1 million and income of $1 million from foreign Pension Benefits plans in the first quarters of 2017 and 2016, respectively.

Net periodic PRB expense was $6 million and $4 million in the first quarters of 2017 and 2016, respectively.

Long-term pension and PRB liabilities consisted of the following:

(In millions)	Apr 2, 2017	Dec 31, 2016
Long-term pension liabilities	$7,065	$7,074
Long-term PRB liabilities	360	358
Total long-term pension and PRB liabilities	$7,425	$7,432

We made the following contributions to our pension and PRB plans:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Required pension contributions	$37	$43
PRB contributions	5	5

We did not make any discretionary contributions to our pension plans during the first quarters of 2017 and 2016; however, we periodically evaluate whether to make discretionary contributions.

Note 13: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We have participated in the IRS Compliance Assurance Process (CAP) program since 2011. All IRS examinations of our tax years prior to 2015 are closed. We continue to participate in the CAP program for the 2015, 2016 and 2017 tax years. We are also under audit by multiple state and foreign tax authorities.

There has been no material change in our unrecognized tax benefit since December 31, 2016.

Note 14: Business Segment Reporting
Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Forcepoint. Segment total net sales and operating income include intersegment sales and profit generally recorded at cost-plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Eliminations includes intersegment sales and profit eliminations. Corporate operating income includes expenses that represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance. Acquisition Accounting Adjustments include the adjustments to record acquired deferred revenue at fair value as part of our purchase price allocation process and the amortization of acquired intangible assets related to historical acquisitions.

As previously announced, effective January 1, 2017, we elected to early adopt the requirements of Topic 606 using the full retrospective method as discussed in "Note 2: Accounting Standards". The amounts and presentation of our business segments, including corporate and eliminations for intersegment activity, set forth in this Form 10-Q reflect these changes.

Segment financial results were as follows:

	Three Months Ended
Total Net Sales (in millions)	Apr 2, 2017	Apr 3, 2016
Integrated Defense Systems	$1,398	$1,336
Intelligence, Information and Services	1,507	1,532
Missile Systems	1,756	1,723
Space and Airborne Systems	1,555	1,445
Forcepoint	144	139
Eliminations	(350)	(347)
Total business segment sales	6,010	5,828
Acquisition Accounting Adjustments	(10)	(26)
Total	$6,000	$5,802

	Three Months Ended
Intersegment Sales (in millions)	Apr 2, 2017	Apr 3, 2016
Integrated Defense Systems	$15	$17
Intelligence, Information and Services	177	167
Missile Systems	28	35
Space and Airborne Systems	126	125
Forcepoint	4	3
Total	$350	$347

	Three Months Ended
Operating Income (in millions)	Apr 2, 2017	Apr 3, 2016
Integrated Defense Systems	$212	$146
Intelligence, Information and Services	111	104
Missile Systems	216	192
Space and Airborne Systems	190	167
Forcepoint	16	18
Eliminations	(37)	(33)
Total business segment operating income	708	594
Acquisition Accounting Adjustments	(42)	(58)
FAS/CAS Adjustment	108	105
Corporate	(33)	(28)
Total	$741	$613

	Three Months Ended
Intersegment Operating Income (in millions)	Apr 2, 2017	Apr 3, 2016
Integrated Defense Systems	$1	$—
Intelligence, Information and Services	17	16
Missile Systems	3	3
Space and Airborne Systems	13	12
Forcepoint	3	2
Total	$37	$33

The FAS/CAS Adjustment, which is reported as a separate line in our segment results above, represents the difference between our pension and PRB expense or income under FAS in accordance with U.S. GAAP and our pension and PRB expense under U.S. government CAS. The results of each segment only include pension and PRB expense under CAS that we generally recover through the pricing of our products and services to the U.S. government. The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended
FAS/CAS Adjustment Income (Expense) (in millions)	Apr 2, 2017	Apr 3, 2016
FAS/CAS Pension Adjustment	$109	$105
FAS/CAS PRB Adjustment	(1)	—
FAS/CAS Adjustment	$108	$105

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Apr 2, 2017	Dec 31, 2016
Integrated Defense Systems(1)	$4,782	$4,573
Intelligence, Information and Services(1)	4,323	4,315
Missile Systems(1)	7,456	6,970
Space and Airborne Systems(1)	6,553	6,564
Forcepoint(1)	2,520	2,548
Corporate	4,235	5,268
Total	$29,869	$30,238

(1)	Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

We disaggregate our revenue from contracts with customers by geographic location, customer-type and contract-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended April 2, 2017
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$185	$263	$604	$531	$22	$—	$1,605
Cost-type contracts	370	861	483	662	3	—	2,379
Direct commercial sales and other
Fixed-price contracts	2	26	—	7	53	—	88
Cost-type contracts	—	10	—	—	—	—	10
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	44	43	71	18	—	—	176
Cost-type contracts	34	17	17	2	—	—	70
Direct commercial sales and other
Fixed-price contracts	158	37	47	74	12	—	328
Cost-type contracts	39	—	—	—	—	—	39
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	269	5	104	40	—	—	418
Cost-type contracts	38	—	6	—	—	—	44
Direct commercial sales and other
Fixed-price contracts	223	6	233	52	6	—	520
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	—	2	26	8	—	—	36
Cost-type contracts	5	—	17	2	—	—	24
Direct commercial sales and other
Fixed-price contracts	11	54	119	33	34	—	251
Cost-type contracts	5	6	1	—	—	—	12
Total net sales	1,383	1,330	1,728	1,429	130	—	6,000
Intersegment sales	15	177	28	126	4	(350)	—
Acquisition Accounting Adjustments	—	—	—	—	10	(10)	—
Reconciliation to business segment sales	$1,398	$1,507	$1,756	$1,555	$144	$(360)	$6,000
(1)    Excludes foreign military sales through the U.S. government.

	Three Months Ended April 2, 2017
Total Net Sales by Geographic Areas (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$557	$1,160	$1,087	$1,200	$78	$4,082
Asia/Pacific	275	97	135	94	12	613
Middle East and North Africa	530	11	343	92	6	982
All other (principally Europe)	21	62	163	43	34	323
Total net sales	$1,383	$1,330	$1,728	$1,429	$130	$6,000

	Three Months Ended April 2, 2017
Total Net Sales by Major Customers (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$555	$1,124	$1,087	$1,193	$25	$3,984
U.S. direct commercial sales and other	2	36	—	7	53	98
Foreign military sales through the U.S. government	390	67	241	70	—	768
Foreign direct commercial sales and other(1)	436	103	400	159	52	1,150
Total net sales	$1,383	$1,330	$1,728	$1,429	$130	$6,000
(1)    Excludes foreign military sales through the U.S. government.

	Three Months Ended April 2, 2017
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$892	$436	$1,204	$763	$127	$3,422
Cost-type contracts	491	894	524	666	3	2,578
Total net sales	$1,383	$1,330	$1,728	$1,429	$130	$6,000

	Three Months Ended April 3, 2016
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$179	$268	$649	$529	$19	$—	$1,644
Cost-type contracts	377	855	479	545	4	—	2,260
Direct commercial sales and other
Fixed-price contracts	6	39	—	10	45	—	100
Cost-type contracts	1	12	—	1	—	—	14
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	19	42	80	32	—	—	173
Cost-type contracts	29	2	13	2	—	—	46
Direct commercial sales and other
Fixed-price contracts	120	34	36	55	11	—	256
Cost-type contracts	45	—	1	—	—	—	46
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	190	8	100	42	—	—	340
Cost-type contracts	49	—	8	—	—	—	57
Direct commercial sales and other
Fixed-price contracts	246	7	177	56	3	—	489
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	7	1	34	13	—	—	55
Cost-type contracts	7	—	21	1	—	—	29
Direct commercial sales and other
Fixed-price contracts	39	88	89	34	28	—	278
Cost-type contracts	5	9	1	—	—	—	15
Total net sales	1,319	1,365	1,688	1,320	110	—	5,802
Intersegment sales	17	167	35	125	3	(347)	—
Acquisition Accounting Adjustments	—	—	—	—	26	(26)	—
Reconciliation to business segment sales	$1,336	$1,532	$1,723	$1,445	$139	$(373)	$5,802
(1)    Excludes foreign military sales through the U.S. government.

	Three Months Ended April 3, 2016
Total Net Sales by Geographic Areas (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$563	$1,174	$1,128	$1,085	$68	$4,018
Asia/Pacific	213	78	130	89	11	521
Middle East and North Africa	485	15	285	98	3	886
All other (principally Europe)	58	98	145	48	28	377
Total net sales	$1,319	$1,365	$1,688	$1,320	$110	$5,802

	Three Months Ended April 3, 2016
Total Net Sales by Major Customers (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$556	$1,123	$1,128	$1,074	$23	$3,904
U.S. direct commercial sales and other	7	51	—	11	45	114
Foreign military sales through the U.S. government	301	53	256	90	—	700
Foreign direct commercial sales and other(1)	455	138	304	145	42	1,084
Total net sales	$1,319	$1,365	$1,688	$1,320	$110	$5,802
(1)    Excludes foreign military sales through the U.S. government.

	Three Months Ended April 3, 2016
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$806	$487	$1,165	$771	$106	$3,335
Cost-type contracts	513	878	523	549	4	2,467
Total net sales	$1,319	$1,365	$1,688	$1,320	$110	$5,802

Note 15: Subsequent Events
We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC.

On April 11, 2017, the Company gave notice to redeem $591 million aggregate principal amount of notes due in March and December 2018. In the second quarter of 2017, we expect to record in other (income) expense a charge associated with the make-whole provision on the retired debt estimated at approximately $40 million pretax, $26 million after tax, based upon current market estimates, which will be included in cash flows from financing activities. We expect to finance the repayment of principal and the make-whole provision with cash on hand and the issuance of commercial paper.

With respect to the unaudited consolidated financial information of Raytheon Company for the three months ended April 2, 2017 and April 3, 2016, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated April 27, 2017, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of April 2, 2017, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for the three-month periods ended April 2, 2017 and April 3, 2016. This interim financial information is the responsibility of the Company’s management.

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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2017, which included a paragraph describing a change in the manner of accounting for the income tax effects of share-based payment transactions, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 2 to the accompanying consolidated interim financial information, the Company changed its method of accounting for revenue transactions in 2017. The accompanying December 31, 2016 consolidated balance sheet reflects this change.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
April 27, 2017

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

We operate in five segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Forcepoint. For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016.

As previously announced, effective January 1, 2017, we elected to early adopt the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) using the full retrospective method as discussed in "Note 2: Accounting Standards" within Item 1 of this Form 10-Q. All amounts and disclosures set forth in this Form 10-Q reflect these changes.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 and our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES UPDATE
Our consolidated financial statements are based on the application of U.S. Generally Accepted Accounting Principles (GAAP), which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited consolidated financial statements and the accompanying notes. Our critical accounting estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. Significant changes to our critical accounting estimates as a result of adopting Topic 606 are discussed below:

Revenue Recognition
We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each contract or arrangement with a customer. We classify contract revenues as product or service according to the predominant attributes of the relevant underlying contracts unless the contract can clearly be split between product and service. We define service revenue as revenue from activities that are not associated with the design, development or production of tangible assets, the delivery of software code or a specific capability. Our service revenue is primarily related to our IIS business segment.

The following provides additional information about our contracts with customers, the judgments we make in accounting for those contracts, and the resulting amounts recognized in our financial statements.

Accounting for long-term contracts for complex aerospace or defense equipment (or related services)—To determine the proper revenue recognition method for contracts for complex aerospace or defense equipment or related services, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In cases where we do, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized customer specific solution, and in these cases we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily international direct commercial sale contracts, we recognize revenue before obtaining all regulatory approvals where receipt of those regulatory approvals is virtually certain based upon all known facts and circumstances.

We generally recognize revenue over time as we perform because of continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to the Company.

Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs including pension and any other postretirement benefit (PRB) expense under U.S. government Cost Accounting Standards (CAS).

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion (the process described below in more detail) is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

We have a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations, required under certain contracts.

Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. For performance obligations related to complex aerospace or defense equipment or related services, separately priced extended warranty or product maintenance, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended
(In millions, except per share amounts)	Apr 2, 2017	Apr 3, 2016
Operating income	$54	$21
Income from continuing operations attributable to Raytheon Company	35	25
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.12	$0.08

In the first quarters of 2017 and 2016, net revenue recognized from our performance obligations satisfied in previous periods was $75 million and $45 million, respectively. This primarily relates to EAC adjustments that impacted revenue.

CONSOLIDATED RESULTS OF OPERATIONS
As described in our "Cautionary Note Regarding Forward-Looking Statements" on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may result in differences in the number of work days in the current and comparable prior interim period and could affect period-to-period comparisons. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.

Total Net Sales
The composition of external net sales by products and services for IDS, IIS, SAS and Forcepoint for the first quarter of 2017 was relatively consistent with the year ended December 31, 2016, which is shown in the table below. The updated composition of external net sales by products and services for MS for the first quarter of 2017 is also shown in the table below.

(% of segment total external net sales)	IDS	IIS	MS	SAS	Forcepoint
Products	90%	50%	95%	95%	90%
Services	10%	50%	5%	5%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	Apr 2, 2017	Apr 3, 2016
Net sales
Products	$5,044	$4,826	84.1%	83.2%
Services	956	976	15.9%	16.8%
Total net sales	$6,000	$5,802	100.0%	100.0%

Total Net Sales - First Quarter of 2017 vs. First Quarter of 2016—The increase in total net sales of $198 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to higher external net sales of $109 million at SAS. The increase in external net sales at SAS was primarily due to higher net sales on the Next Generation Jammer (NGJ) program for the U.S. Navy, awarded in the second quarter of 2016.

Products and Services Net Sales - First Quarter of 2017 vs. First Quarter of 2016—The increase in products net sales of $218 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to higher external products net sales of $154 million at SAS primarily due to the NGJ program described above and higher net sales on classified programs. Services net sales in the first quarter of 2017 were relatively consistent with the first quarter of 2016.

Sales to Major Customers - First Quarter of 2017 vs. First Quarter of 2016

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	Apr 2, 2017	Apr 3, 2016
Sales to the U.S. government(1)(2)	$3,984	$3,904	66%	67%
U.S. direct commercial sales and other	98	114	2%	2%
Foreign military sales through the U.S. government	768	700	13%	12%
Foreign direct commercial sales and other(1)	1,150	1,084	19%	19%
Total net sales	$6,000	$5,802	100%	100%

(1)	Excludes foreign military sales through the U.S. government.

(2)
Includes sales to the U.S. Department of Defense (DoD) of $3,782 million, or 63% of total net sales, in the first quarter of 2017 and $3,715 million, or 64% of total net sales, in the first quarter of 2016.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	Apr 2, 2017	Apr 3, 2016
Cost of sales
Products	$3,756	$3,639	62.6%	62.7%
Services	774	802	12.9%	13.8%
Total cost of sales	$4,530	$4,441	75.5%	76.5%

Total Cost of Sales - First Quarter of 2017 vs. First Quarter of 2016—The increase in total cost of sales of $89 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to higher external cost of sales of $97 million at SAS, primarily due to the program discussed above in Total Net Sales.

Products and Services Cost of Sales - First Quarter of 2017 vs. First Quarter of 2016—The increase in products cost of sales of $117 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to higher external products cost of sales of $123 million at SAS primarily due to the programs described above in Total Net Sales. The decrease in services cost of sales of $28 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to lower external services cost of sales of $26 million at SAS primarily due to activity on the Airborne Early Warning Radar Systems program.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	Apr 2, 2017	Apr 3, 2016
Administrative and selling expenses	$558	$549	9.3%	9.5%
Research and development expenses	171	199	2.9%	3.4%
Total general and administrative expenses	$729	$748	12.2%	12.9%

Administrative and selling expenses in the first quarter of 2017 were relatively consistent with the first quarter of 2016.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $9 million and $13 million in the first quarters of 2017 and 2016, respectively.

The decrease in research and development expenses of $28 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to decreased research and development expenses of $21 million at MS, driven principally by lower independent research and development activity related to advanced technologies efforts that substantially completed in 2016.

Total Operating Expenses

	Three Months Ended
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016
Total operating expenses	$5,259	$5,189
% of Total Net Sales	87.7%	89.4%

The increase in total operating expenses of $70 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to the increase in total cost of sales of $89 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016
Operating income	$741	$613
% of Total Net Sales	12.4%	10.6%

The increase in operating income of $128 million in the first quarter of 2017 compared to the first quarter of 2016 was due to the increase in total net sales of $198 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $70 million, the primary drivers of which are described above in Total Operating Expenses.

Total Non-Operating (Income) Expense, Net

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Non-operating (income) expense, net
Interest expense	$58	$58
Interest income	(5)	(4)
Other (income) expense, net	(7)	(2)
Total non-operating (income) expense, net	$46	$52

The decrease in total non-operating (income) expense, net of $6 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to a $5 million change in the fair value of marketable securities held in trust associated with certain of our non-qualified deferred compensation plans, due to net gains of $8 million in the first quarter of 2017 compared to net gains of $3 million in the first quarter of 2016.

Federal and Foreign Income Taxes

	Three Months Ended
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016
Federal and foreign income taxes	$198	$157
Effective tax rate	28.5%	28.0%

Our effective tax rate in the first quarter of 2017 was 28.5% compared to 28.0% in the first quarter of 2016. The increase of 0.5% was primarily due to the domestic manufacturing deduction, which increased the rate by 0.6%. The remaining decrease of 0.1% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first quarter of 2017 was 6.5% lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 3.0%, the tax benefit recognized upon settlement of equity awards, which decreased the rate by 1.9% and the Research and Development tax credit (R&D tax credit), which decreased the rate by 1.4%. The remaining decrease of 0.2% is composed of various items which individually or collectively are not significant. In 2016, we elected to early adopt the requirements of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires recognition of excess tax benefits and tax deficiencies in the income statement prospectively, and could result in fluctuations in our effective tax rate period over period depending on how many awards vest in a quarter as well as the volatility of our stock price.

Our effective tax rate in the first quarter of 2016 was 7.0% lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 3.7%, the tax benefit recognized upon settlement of equity awards, which decreased the rate by 2.9%, and the R&D tax credit, which decreased the rate by 1.6%. The remaining increase of 1.2% is composed of various items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Income from continuing operations	$497	$404

The increase in income from continuing operations of $93 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to an increase of $128 million in operating income, the primary drivers of which are described above in Operating Income, partially offset by an increase of $41 million in federal and foreign income taxes, related primarily to the increase in operating income and the increase in our effective tax rate described above in Federal and Foreign Income Taxes.

Net Income

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Net income	$500	$405

The increase in net income of $95 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to the $93 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted EPS from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended
(In millions, except per share amounts)	Apr 2, 2017	Apr 3, 2016
Income from continuing operations attributable to Raytheon Company	$503	$427
Diluted weighted-average shares outstanding	292.8	299.6
Diluted EPS from continuing operations attributable to Raytheon Company	$1.73	$1.43

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.30 in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to the increase in income from continuing operations described above and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Beginning balance	292.8	299.0
Stock plans activity	1.1	1.4
Share repurchases	(2.9)	(3.5)
Ending balance	291.0	296.9

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended
(In millions, except per share amounts)	Apr 2, 2017	Apr 3, 2016
Net income attributable to Raytheon Company	$506	$428
Diluted weighted-average shares outstanding	292.8	299.6
Diluted EPS attributable to Raytheon Company	$1.74	$1.43

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.31 in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to the $0.30 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

SEGMENT RESULTS
We report our results in the following segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Forcepoint.

As previously announced, effective January 1, 2017, we elected to early adopt the requirements of Topic 606 using the full retrospective method as discussed in "Note 2: Accounting Standards" within Item 1 of this Form 10-Q . The amounts and presentation of our business segments, including corporate and eliminations for intersegment activity, set forth in this Form 10-Q reflect these changes.

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

	Three Months Ended
Bookings (in millions)	Apr 2, 2017	Apr 3, 2016
Integrated Defense Systems	$1,631	$1,017
Intelligence, Information and Services	1,734	1,253
Missile Systems	743	1,632
Space and Airborne Systems	1,475	2,202
Forcepoint	105	97
Total	$5,688	$6,201

Included in bookings were international bookings of $1,892 million and $1,655 million in the first quarters of 2017 and 2016, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 33% and 27% of total bookings in the first quarters of 2017 and 2016, respectively.

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

Backlog—We disclose period-ending backlog for each segment, which is equivalent to our remaining performance obligations. Backlog represents the dollar value of firm orders for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. Therefore, we discuss changes in backlog, including any individually significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portions of our contracts. Backlog excludes unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ). Backlog is affected by changes in foreign exchange rates.

Backlog (in millions)	Apr 2, 2017	Dec 31, 2016
Integrated Defense Systems	$10,304	$10,159
Intelligence, Information and Services	5,965	5,662
Missile Systems	10,517	11,568
Space and Airborne Systems	8,817	8,834
Forcepoint(1)	451	486
Total	$36,054	$36,709

(1)
Forcepoint total backlog excludes the unfavorable impact of $35 million and $45 million at April 2, 2017 and December 31, 2016, respectively, related to the Acquisition Accounting Adjustments to record acquired deferred revenue at fair value.

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

Total net sales by segment were as follows:

	Three Months Ended
Total Net Sales (in millions)	Apr 2, 2017	Apr 3, 2016
Integrated Defense Systems	$1,398	$1,336
Intelligence, Information and Services	1,507	1,532
Missile Systems	1,756	1,723
Space and Airborne Systems	1,555	1,445
Forcepoint	144	139
Eliminations	(350)	(347)
Total business segment sales	6,010	5,828
Acquisition Accounting Adjustments	(10)	(26)
Total	$6,000	$5,802

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

	Three Months Ended
EAC Adjustments (in millions)	Apr 2, 2017	Apr 3, 2016
Gross favorable	$229	$179
Gross unfavorable	(175)	(158)
Total net EAC adjustments	$54	$21

Significant EAC adjustments in the first quarters of 2017 and 2016 are discussed in the Operating Income and Margin section of each business segment's discussion below. The increase in net EAC adjustments of $33 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to the increase in net EAC adjustments at IDS.

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

Operating income by segment was as follows:

	Three Months Ended
Operating Income (in millions)	Apr 2, 2017	Apr 3, 2016
Integrated Defense Systems	$212	$146
Intelligence, Information and Services	111	104
Missile Systems	216	192
Space and Airborne Systems	190	167
Forcepoint	16	18
Eliminations	(37)	(33)
Total business segment operating income	708	594
Acquisition Accounting Adjustments	(42)	(58)
FAS/CAS Adjustment	108	105
Corporate	(33)	(28)
Total	$741	$613

Integrated Defense Systems
	Three Months Ended
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	% Change
Total net sales	$1,398	$1,336	4.6%
Total operating expenses
Cost of sales—labor	535	509	5.1%
Cost of sales—materials and subcontractors	419	453	(7.5)%
Other cost of sales and other operating expenses	232	228	1.8%
Total operating expenses	1,186	1,190	(0.3)%
Operating income	$212	$146	45.2%
Operating margin	15.2%	10.9%

Change in Operating Income (in millions)	Three Months Ended Apr 2, 2017 Versus Three Months Ended Apr 3, 2016
Volume		$—
Net change in EAC adjustments		40
Mix and other performance		26
Total change in operating income		$66

	Three Months Ended
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	% Change
Bookings	$1,631	$1,017	60.4%

Total Net Sales—The increase in total net sales of $62 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to higher net sales of $65 million on an international early warning radar program that was awarded in the first quarter of 2017.

Total Operating Expenses—Total operating expenses in the first quarter of 2017 were relatively consistent with the first quarter of 2016. The decrease in materials and subcontractors costs of $34 million was primarily due to certain international Patriot™ programs from the scheduled completion of certain production phases. The increase in labor costs of $26 million was primarily due to the activity on the international early warning radar program described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—The increase in operating income of $66 million and the related increase in operating margin in the first quarter of 2017 compared to the first quarter of 2016 was due to a net change in EAC adjustments of $40 million and a change in mix and other performance of $26 million. The net change in EAC adjustments was driven principally by a $36 million negative profit adjustment in the first quarter of 2016 on an international command and control program driven by costs to replace or repair shelters which the subcontractor refused to remedy resulting in the subcontractor being terminated. The change in mix and other performance was primarily driven by higher sales on an international Patriot program.

Backlog and Bookings—Backlog was $10,304 million at April 2, 2017 compared to $10,159 million at December 31, 2016. Bookings increased by $614 million in the first quarter of 2017 compared to the first quarter of 2016. In the first quarter of 2017, IDS booked $987 million for the Upgraded Early Warning Radar (UEWR) system for Qatar and $220 million to provide Patriot engineering services support for U.S. and international customers. In the first quarter of 2016, IDS booked $191 million to provide Patriot engineering services support for U.S. and international customers and $84 million to provide advanced Patriot air and missile defense capability for the U.S. Army. IDS also booked $198 million on a classified program.

Intelligence, Information and Services
	Three Months Ended
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	% Change
Total net sales	$1,507	$1,532	(1.6)%
Total operating expenses
Cost of sales—labor	656	642	2.2%
Cost of sales—materials and subcontractors	546	596	(8.4)%
Other cost of sales and other operating expenses	194	190	2.1%
Total operating expenses	1,396	1,428	(2.2)%
Operating income	$111	$104	6.7%
Operating margin	7.4%	6.8%

Change in Operating Income (in millions)	Three Months Ended Apr 2, 2017 Versus Three Months Ended Apr 3, 2016
Volume		$(2)
Net change in EAC adjustments		(8)
Mix and other performance		17
Total change in operating income		$7

	Three Months Ended
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	% Change
Bookings	$1,734	$1,253	38.4%

Total Net Sales—Total net sales in the first quarter of 2017 were relatively consistent with the first quarter of 2016. Included in the change in total net sales was lower net sales of $37 million on a classified program for an international customer, which substantially completed in 2016, and higher net sales of $27 million on a U.S. Air Force program due to increased contract activities.

Total Operating Expenses—The decrease in total operating expenses of $32 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to the decrease in materials and subcontractors costs of $50 million, driven principally by activity on the classified program for an international customer, as described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $7 million and the related increase in operating margin in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to a change in mix and other performance of $17 million, partially offset by a net change in EAC adjustments of $8 million. The change in mix and other performance was spread across numerous programs with no individual or common significant driver. Included in mix and other performance in the first quarter of 2017 was a $2 million gain on a real estate transaction.

Backlog and Bookings—Backlog was $5,965 million at April 2, 2017 compared to $5,662 million at December 31, 2016. The increase in backlog of $303 million or 5% at April 2, 2017 compared to December 31, 2016 was primarily due to bookings in excess of sales principally within the Navigation and Environmental Solutions product line. Bookings increased by $481 million in the first quarter of 2017 compared to the first quarter of 2016. In the first quarter of 2017, IIS booked approximately $930 million on U.S. Air Force programs and $390 million on a number of classified contracts. In the first quarter of 2016, IIS booked approximately $350 million on U.S. Air Force programs and $555 million on a number of classified contracts.

Missile Systems
	Three Months Ended
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	% Change
Total net sales	$1,756	$1,723	1.9%
Total operating expenses
Cost of sales—labor	549	526	4.4%
Cost of sales—materials and subcontractors	781	647	20.7%
Other cost of sales and other operating expenses	210	358	(41.3)%
Total operating expenses	1,540	1,531	0.6%
Operating income	$216	$192	12.5%
Operating margin	12.3%	11.1%

Change in Operating Income (in millions)	Three Months Ended Apr 2, 2017 Versus Three Months Ended Apr 3, 2016
Volume		$1
Net change in EAC adjustments		6
Mix and other performance		17
Total change in operating income		$24

	Three Months Ended
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	% Change
Bookings	$743	$1,632	(54.5)%

Total Net Sales—Total net sales in the first quarter of 2017 were relatively consistent with the first quarter of 2016. Included in the change in total net sales was $41 million of higher net sales on the Paveway™ program principally driven by international requirements, $41 million of higher net sales on the Standard Missile-3 (SM-3®) program principally driven by the planned increase in production and $100 million of lower net sales on the Advanced Medium-Range Air-to-Air Missile (AMRAAM®) program primarily due the recognition of previously deferred precontract costs in the first quarter of 2016.

Total Operating Expenses—Total operating expenses in the first quarter of 2017 were relatively consistent with the first quarter of 2016. The increase in materials and subcontractors costs of $134 million was driven principally by activity on the Paveway program discussed above in Total Net Sales and activity on the Phalanx® program driven by planned increases in production. The decrease in other cost of sales and other operating expense of $148 million was primarily driven by the change in previously deferred precontract costs based on contract awards, which had a $78 million impact.

Operating Income and Margin—The increase in operating income of $24 million and the related increase operating margin in the first quarter of 2017 compared to the first quarter of 2016 were primarily due to an increase in mix and other performance of $17 million, driven principally by the activity on the Paveway program discussed above in Total Net Sales.

Backlog and Bookings—Backlog was $10,517 million at April 2, 2017 compared to $11,568 million at December 31, 2016. The decrease in backlog of $1,051 million or 9% at April 2, 2017 compared to December 31, 2016 was primarily due to sales in excess of bookings, principally within our Air Warfare Systems and Air and Missile Defense Systems product lines. Bookings decreased by $889 million in the first quarter of 2017 compared to the first quarter of 2016. In the first quarter of 2017, MS booked $203 million for AIM-9X Sidewinder™ short-range air-to-air missiles for U.S. and international customers and $159 million for Paveway for international customers. In the first quarter of 2016, MS booked $646 million for AMRAAM for the U.S. Air Force, U.S. Navy and international customers, $272 million for Standard Missile-6 (SM-6®) for the U.S. Navy and $225 million for Paveway for the U.S. Air Force and international customers.

Space and Airborne Systems
	Three Months Ended
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	% Change
Total net sales	$1,555	$1,445	7.6%
Total operating expenses
Cost of sales—labor	666	600	11.0%
Cost of sales—materials and subcontractors	442	392	12.8%
Other cost of sales and other operating expenses	257	286	(10.1)%
Total operating expenses	1,365	1,278	6.8%
Operating income	$190	$167	13.8%
Operating margin	12.2%	11.6%

Change in Operating Income (in millions)	Three Months Ended Apr 2, 2017 Versus Three Months Ended Apr 3, 2016
Volume		$11
Net change in EAC adjustments		(5)
Mix and other performance		17
Total change in operating income		$23

	Three Months Ended
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	% Change
Bookings	$1,475	$2,202	(33.0)%

Total Net Sales—The increase in total net sales of $110 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to higher net sales of $68 million on the Next Generation Jammer (NGJ) program for the U.S. Navy, awarded in the second quarter of 2016.

Total Operating Expenses—The increase in total operating expenses of $87 million in the first quarter of 2017 compared to the first quarter of 2016 was due to an increase in labor costs of $66 million and an increase in materials and subcontractors costs of $50 million, partially offset by a decrease in other cost of sales and other operating expenses of $29 million. The increase in labor costs was primarily driven by the increase in scheduled activities on the NGJ program described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in materials and subcontractors costs was primarily driven by activity on classified programs and on the NGJ program described above in Total Net Sales. The decrease in other cost of sales and other operating expenses was driven primarily by lower general and administrative expenses, principally driven by reduced research and development expenses and the timing of costs applied to contracts through rates.

Operating Income and Margin—The increase in operating income of $23 million and the related increase in operating margin in the first quarter of 2017 compared to the first quarter of 2016 were driven principally by a change in mix and other performance of $17 million, which was spread across numerous programs with no individual or common significant driver.

Backlog and Bookings—Backlog was $8,817 million at April 2, 2017 compared to $8,834 million at December 31, 2016. Bookings decreased by $727 million in the first quarter of 2017 compared to the first quarter of 2016. In the first quarter of 2017, SAS booked $256 million for Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and $250 million on two contracts for international customers, one for military processors and one for radar warning receivers. SAS also booked $402 million on a number of classified contracts. In the first quarter of 2016, SAS booked over $650 million on an international classified program, $553 million on the Joint Polar Satellite System (JPSS) program for NASA and $470 million on a number of domestic classified contracts.

Forcepoint
	Three Months Ended
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	% Change
Total net sales	$144	$139	3.6%
Total operating expenses
Cost of sales	25	24	4.2%
Selling and marketing	54	46	17.4%
Research and development	32	32	—%
General and administrative	17	19	(10.5)%
Total operating expenses	128	121	5.8%
Operating income (loss)	$16	$18	(11.1)%
Operating margin	11.1%	12.9%

	Three Months Ended
(In millions, except percentages)	Apr 2, 2017	Apr 3, 2016	% Change
Bookings	$105	$97	8.2%

Total Net Sales—The increase in total net sales of $5 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily driven by $5 million of higher Network Security sales as a result of increased bookings, $4 million of higher Cloud Security and Data & Insider Threat Security sales due to a higher mix of bookings with upfront sales recognition, partially offset by a $4 million decrease in Global Government sales driven by lower upfront software and appliance bookings. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

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

Total operating expenses in the first quarter of 2017 increased $7 million compared to the first quarter of 2016. The increase in selling and marketing expense of $8 million was due to investment in the sales organization through increased salesforce staffing. The decrease in general and administrative of $2 million in first quarter of 2017 compared to the first quarter of 2016 was due to costs related to the integration of Stonesoft in the first quarter of 2016. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Operating Income and Margin—The decrease in operating income of $2 million and related decrease in operating margin in the first quarter of 2017 compared to the first quarter of 2016 was primarily driven by the increase in total operating expenses described above, partially offset by the increase in total net sales described above.

Backlog and Bookings—Backlog was $451 million at April 2, 2017 compared to $486 million at December 31, 2016. The decrease in backlog of $35 million or 7% at April 2, 2017 compared to December 31, 2016 was primarily due to the seasonality of the Cloud Security and Data & Insider Threat Security products experiencing lower bookings in the first quarter of each year. Bookings increased by $8 million in the first quarter of 2017 compared to the first quarter of 2016 primarily due to the increase of Network Security bookings.

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

The components of Acquisition Accounting Adjustments were as follows:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Deferred revenue adjustment	$(10)	$(26)
Amortization of acquired intangibles	(32)	(32)
Total Acquisition Accounting Adjustments	$(42)	$(58)

The deferred revenue adjustment for the first quarters of 2017 and 2016 relates to the Forcepoint segment.

Amortization of acquired intangibles by segment was as follows:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Integrated Defense Systems	$—	$—
Intelligence, Information and Services	5	5
Missile Systems	—	—
Space and Airborne Systems	3	5
Forcepoint	24	22
Total	$32	$32

The change in our Acquisition Accounting Adjustments of $16 million in the first quarter of 2017 compared to the first quarter of 2016 was due to a $16 million decrease in the deferred revenue adjustment, principally driven by the acquisition of Websense in the second quarter of 2015. Amortization of acquired intangibles in the first quarter of 2017 was consistent with the first quarter of 2016.

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

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended
FAS/CAS Adjustment Income (Expense) (in millions)	Apr 2, 2017	Apr 3, 2016
FAS/CAS Pension Adjustment	$109	$105
FAS/CAS PRB Adjustment	(1)	—
FAS/CAS Adjustment	$108	$105
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
FAS (expense)	$(319)	$(265)
CAS expense	428	370
FAS/CAS Pension Adjustment	$109	$105

The change in our FAS/CAS Pension Adjustment of $4 million in the first quarter of 2017 compared to the first quarter of 2016 was driven by a $58 million increase in our CAS expense and a $54 million increase in our FAS expense. The increase in our CAS expense in the first quarter of 2017 was primarily due to the CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with the Pension Protection Act of 2006, to measure liabilities in determining the CAS pension expense. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expense has been included in our contracts through our overhead forward pricing rates. The increase in our FAS expense in the first quarter of 2017 was primarily due to the decrease in our long-term return on assets (ROA) assumption as described in our Annual Report on Form 10-K for the year ended December 31, 2016 and, to a lesser extent, the lower discount rate at December 31, 2016 compared to the discount rate at December 31, 2015.

Corporate
Corporate operating income consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Corporate	$(33)	$(28)

Operating income related to Corporate in the first quarter of 2017 was relatively consistent with the first quarter of 2016.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at April 2, 2017 and December
31, 2016:

(In millions)	Apr 2, 2017	Dec 31, 2016
Cash and cash equivalents	$2,186	$3,303
Short-term investments	399	100
Working capital	4,208	4,346
Amount available under credit facilities	1,250	1,250

On April 11, 2017, the Company gave notice to redeem $591 million aggregate principal amount of notes due in March and December 2018. In the second quarter of 2017, we expect to record in other (income) expense a charge associated with the make-whole provision on the retired debt estimated at approximately $40 million pretax, $26 million after tax, based upon current market estimates, which will be included in cash flows from financing activities. We expect to finance the repayment of principal and the make-whole provision with cash on hand and the issuance of commercial paper.

Operating Activities

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Net cash provided by (used in) operating activities from continuing operations	$(41)	$325
Net cash provided by (used in) operating activities	(41)	326

The decrease in net cash provided by operating activities of $367 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to the timing of collections, which was driven by milestone payments on certain international programs, and the timing of vendor payments in the first quarter of 2017.

Pension Plan Contributions—We made the following contributions to our pension and PRB plans:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Required pension contributions	$37	$43
PRB contributions	5	5

Tax Payments and Refunds—We made or (received) the following net tax payments or (refunds):

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Federal	$(160)	$(165)
Foreign	13	2
State	8	9

We expect full-year net federal, foreign and state tax payments to be approximately $864 million in 2017.

Interest Payments—We made interest payments on our outstanding debt of $33 million in the first quarters of 2017 and 2016.

Investing Activities

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Net cash provided by (used in) investing activities	$(430)	$(91)

The change in net cash provided by (used in) investing activities of $339 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to our short-term investments activity as described below.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Additions to property, plant and equipment	$86	$150
Additions to capitalized internal use software	16	12

We expect our property, plant and equipment and internal use software expenditures to be between approximately $555–$585 million and $95–$110 million, respectively, in 2017, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Purchases of short-term investments	$(399)	$—
Maturities of short-term investments	100	127

Acquisitions—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria. Payments for purchases of acquired companies, net of cash acquired, were as follows:

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Payments for purchases of acquired companies, net of cash acquired	$(39)	$(57)

The decrease of $18 million in payments for purchases of acquired companies, net of cash acquired, was due to Forcepoint's acquisition of the Stonesoft next-generation firewall (NGFW) business, including the Sidewinder proxy firewall technology, in January 2016, offset by Forcepoint's acquisition of the Skyfence cloud access security broker business in February 2017.

Financing Activities

	Three Months Ended
(In millions)	Apr 2, 2017	Apr 3, 2016
Net cash provided by (used in) financing activities	$(645)	$(629)

We generally use cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash used in financing activities of $16 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to an increase in the dividends paid as described below.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. At April 2, 2017, we had approximately $1.2 billion available under the 2015 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards (RSAs), restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Three Months Ended
(In millions)	Apr 2, 2017		Apr 3, 2016
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$400	2.7	$400	3.2
Shares repurchased to satisfy tax withholding obligations	38	0.2	34	0.3
Total share repurchases	$438	2.9	$434	3.5

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Three Months Ended
(In millions, except per share amounts)	Apr 2, 2017	Apr 3, 2016
Cash dividends declared per share	$0.7975	$0.7325
Total dividends paid	215	201
In March 2017, our Board of Directors authorized an 8.9% increase to our annual dividend payout rate from $2.93 to $3.19 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $5.3 billion at April 2, 2017 and December 31, 2016. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $2.6 billion and $3.4 billion at April 2, 2017 and December 31, 2016, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $758 million and $641 million at April 2, 2017 and December 31, 2016, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

Credit Facilities—In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at April 2, 2017, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from 20 separate highly rated lenders, each committing no more than 10% of the facility. As of April 2, 2017 and December 31, 2016 there were no borrowings outstanding under this credit facility. We had no outstanding letters of credit at April 2, 2017 or December 31, 2016.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the three months ended April 2, 2017 and full-year 2016. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 33.9% at April 2, 2017. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

Shelf Registrations—We have an effective shelf registration with the Securities and Exchange Commission, filed in June 2016, which covers the registration of debt securities, common stock, preferred stock and warrants.

COMMITMENTS AND CONTINGENCIES
Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs, and accordingly have recorded the estimated future recovery of these costs from the U.S. government within prepaid expenses and other current assets, in our consolidated balance sheets. Our estimates regarding remediation costs to be incurred were as follows:

(In millions, except percentages)	Apr 2, 2017	Dec 31, 2016
Total remediation costs—undiscounted	$216	$219
Weighted average discount rate	5.2%	5.2%
Total remediation costs—discounted	$153	$147
Recoverable portion	96	92

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

(In millions)	Apr 2, 2017	Dec 31, 2016
Guarantees	$206	$190
Letters of credit	2,420	2,345
Surety bonds	127	127

Included in guarantees and letters of credit described above were $196 million and $46 million, respectively, at April 2, 2017, and $180 million and $44 million, respectively, at December 31, 2016, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). As previously disclosed in the 2016 10-K, the joint venture agreement for the TRS joint venture was amended and restated in 2016, reducing the scope of the joint venture to Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2) only. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At April 2, 2017, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at April 2, 2017. We had an estimated liability of $3 million at April 2, 2017 and December 31, 2016 related to these guarantees and letters of credit.

The joint venture agreement between Raytheon and Vista Equity Partners relating to Forcepoint provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option any time after two years following the closing date, which could occur any time after May 29, 2017. In the event of a put option, Vista Equity Partners could require Raytheon to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of the put option; however, the ultimate timing will depend on the actions of the parties and other factors. Lastly, at any time after three years following the closing date, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. At April 2, 2017, the fair value of the noncontrolling interest is estimated at $349 million and is subject to change based upon market conditions and business performance. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest, outside of stockholders' equity, in our consolidated balance sheets could differ from the parties' determination of fair value for the put option under the joint venture agreement.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At April 2, 2017, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $8.5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

As a U.S. government contractor, we are subject to many levels of audit and investigation by the U.S. government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA); the Defense Contract Management Agency (DCMA); the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies; the Government Accountability Office (GAO); the Department of Justice (DoJ); and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DoJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. Other than as specifically disclosed herein, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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

Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB permits companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

Effective January 1, 2017, we elected to early adopt the requirements of Topic 606 using the full retrospective method. The impact to our fiscal quarters and year-ended 2016 and year-ended 2015 income from continuing operations after taxes, net income and basic and diluted earnings per share (EPS) was as follows:

	Three Months Ended				Twelve Months Ended
(In millions, except per share amounts)	Dec 31, 2016	Oct 2, 2016	Jul 3, 2016	Apr 3, 2016	Dec 31, 2016	Dec 31, 2015
Income from continuing operations after taxes	$12	$18	$9	$—	$39	$40
Net income	12	18	9	—	39	40

Basic EPS attributable to Raytheon Company common stockholders:
Income from continuing operations after taxes	$0.04	$0.05	$0.02	$—	$0.10	$0.12
Net income	0.04	0.05	0.02	—	0.11	0.11
Diluted EPS attributable to Raytheon Company common stockholders:
Income from continuing operations after taxes	$0.03	$0.05	$0.03	$—	$0.11	$0.12
Net income	0.04	0.05	0.03	—	0.11	0.11

In addition, the cumulative impact to our retained earnings at January 1, 2015 was $13 million.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows by providing guidance on eight specific cash flow issues, including requirements that cash payments for debt prepayment or debt extinguishment costs be classified as cash outflows for financing activities and proceeds from the settlement of corporate-owned life insurance policies be classified as cash inflows from investing activities. The provisions of ASU 2016-15 are effective for years beginning after December 15, 2017, with early adoption permitted. We have elected to early adopt the requirements of the new standard in the first quarter of 2017 using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to our consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of ASU 2016-18 are effective for years beginning after December 15, 2017, with early adoption permitted. We have elected to early adopt the requirements of the new standard in the first quarter of 2017 using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to our consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

(In millions)	Apr 2, 2017	Dec 31, 2016
Cash and cash equivalents	$2,186	$3,303
Restricted cash included within prepaid expenses and other current assets	1	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$2,187	$3,303

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715), which changes certain presentation and disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit (PRB) plans. This requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. In addition, only the service cost component will be eligible for capitalization when applicable, on a prospective basis. The provisions of ASU 2017-07 are effective for years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. We expect the standard to increase 2016 and 2017 operating income due to the removal of the non-service component of FAS pension expense by $601 million and approximately $800 million respectively, and to decrease non-operating income by the same amount with zero impact to net income in both periods. We do not expect a material impact from the new requirement to only allow capitalization of the service cost component of net benefit cost.

Other new pronouncements issued but not effective until after April 2, 2017 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of April 2, 2017 and December 31, 2016 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at April 2, 2017 and December 31, 2016.

Principal payments and interest rate detail for long-term debt by contractual maturity dates as of April 2, 2017 and December 31, 2016, were as follows:

(In millions, except percentages)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$591	$—	$1,500	$—	$3,292	$5,383	$5,848
Average interest rate	—	6.549%	—	3.550%	—	4.229%	4.295%

In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,324 million and $1,277 million at April 2, 2017 and December 31, 2016, respectively. The net notional exposure of these contracts was approximately $195 million and $342 million at April 2, 2017 and December 31, 2016, respectively.

For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $46 million and $53 million were included in other assets, net, and unrealized losses of $41 million and $48 million were included in other current liabilities at April 2, 2017 and December 31, 2016, respectively.

Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At April 2, 2017, we had short-term investments with a fair value of $399 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit which had an average maturity of four months).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of April 2, 2017.
Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of April 2, 2017 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We primarily engage in providing products and services under contracts with the U.S. government and, to a lesser degree, under direct foreign sales contracts, some of which the U.S. government funds. As a U.S. government contractor, we are subject to many levels of audit and investigation by the U.S. government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA); the Defense Contract Management Agency (DCMA); the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies; the Government Accountability Office (GAO); the Department of Justice (DoJ); and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DoJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. Other than as specifically disclosed in this Form 10-Q, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect these proceedings to result in any additional liability that would materially affect our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
January (January 1, 2017 - January 29, 2017)	7,799	$145.70	—	$1.6
February (January 30, 2017 - February 26, 2017)	2,671,987	149.71	2,671,944	1.2
March (February 27, 2017 - April 2, 2017)	97,621	155.90	—	1.2
Total	2,777,407	$149.92	2,671,944

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the first quarter of 2017 includes the surrender by employees of 105,463 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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
April 27, 2017