Form 10-Q
period 2017-07-02
RAYTHEON CO/
filed 2017-07-27
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of July 24, 2017 was 290,249,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance, including with respect to our liquidity and capital resources; our capital expenditures; our bookings and backlog; our expected tax payments; our pension expense and funding; the impact of new accounting pronouncements; our unrecognized tax benefits; our expectations regarding customer contracts; our international sales; our recognition of revenue on certain performance obligations; the impact of acquisitions, investments and other business arrangements and the tax deductibility of goodwill; the impact and outcome of audits and legal and administrative proceedings, claims, investigations and commitments and contingencies; and the impact of changes in foreign currency rates. You can identify these statements by the fact that they include words such as “will”, “believe”, “anticipate”, “expect”, “estimate”, “intend”, “plan”, or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	Jul 2, 2017	Dec 31, 2016
Assets
Current assets
Cash and cash equivalents	$2,167	$3,303
Short-term investments	410	100
Receivables, net	1,560	1,163
Contract assets	5,728	5,041
Inventories	581	608
Prepaid expenses and other current assets	491	670
Total current assets	10,937	10,885
Property, plant and equipment, net	2,172	2,166
Goodwill	14,827	14,788
Other assets, net	2,293	2,399
Total assets	$30,229	$30,238

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Commercial paper	$300	$—
Contract liabilities	2,704	2,646
Accounts payable	1,278	1,520
Accrued employee compensation	1,179	1,234
Other current liabilities	1,126	1,139
Total current liabilities	6,587	6,539
Accrued retiree benefits and other long-term liabilities	7,731	7,758
Long-term debt	4,747	5,335
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest (Note 8)	349	449

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 290 and 293 shares outstanding at July 2, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(6,994)	(7,411)
Retained earnings	17,806	17,565
Total Raytheon Company stockholders’ equity	10,815	10,157
Noncontrolling interests in subsidiaries	—	—
Total equity	10,815	10,157
Total liabilities, redeemable noncontrolling interest and equity	$30,229	$30,238

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Net sales
Products	$5,275	$5,032	$10,319	$9,858
Services	1,006	997	1,962	1,973
Total net sales	6,281	6,029	12,281	11,831
Operating expenses
Cost of sales—products	3,877	3,549	7,633	7,188
Cost of sales—services	808	813	1,582	1,615
General and administrative expenses	747	695	1,476	1,443
Total operating expenses	5,432	5,057	10,691	10,246
Operating income	849	972	1,590	1,585
Non-operating (income) expense, net
Interest expense	51	58	109	116
Interest income	(5)	(4)	(10)	(8)
Other (income) expense, net	35	(1)	28	(3)
Total non-operating (income) expense, net	81	53	127	105
Income from continuing operations before taxes	768	919	1,463	1,480
Federal and foreign income taxes	221	205	419	362
Income from continuing operations	547	714	1,044	1,118
Income (loss) from discontinued operations, net of tax	—	(1)	3	—
Net income	547	713	1,047	1,118
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(6)	(4)	(12)	(27)
Net income attributable to Raytheon Company	$553	$717	$1,059	$1,145

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.90	$2.41	$3.62	$3.84
Income (loss) from discontinued operations, net of tax	—	—	0.01	—
Net income	1.90	2.41	3.63	3.84
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.89	$2.41	$3.62	$3.83
Income (loss) from discontinued operations, net of tax	—	—	0.01	—
Net income	1.89	2.41	3.63	3.84
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$553	$718	$1,056	$1,145
Income (loss) from discontinued operations, net of tax	—	(1)	3	—
Net income	$553	$717	$1,059	$1,145

Dividends declared per share	$0.7975	$0.7325	$1.5950	$1.4650

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Net income	$547	$713	$1,047	$1,118
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Amortization of prior service cost included in net periodic cost	1	1	2	2
Amortization of net actuarial loss included in net income	282	245	563	491
Loss due to settlements	—	3	—	3
Pension and other postretirement benefit plans, net	283	249	565	496
Foreign exchange translation	33	(13)	44	(46)
Cash flow hedges	10	4	8	8
Unrealized gains (losses) on investments and other, net	—	—	—	2
Other comprehensive income (loss), before tax	326	240	617	460
Income tax benefit (expense) related to items of other comprehensive income (loss)	(102)	(89)	(200)	(183)
Other comprehensive income (loss), net of tax	224	151	417	277
Total comprehensive income	771	864	1,464	1,395
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(6)	(4)	(12)	(27)
Comprehensive income attributable to Raytheon Company	$777	$868	$1,476	$1,422

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Six Months Ended July 2, 2017 and July 3, 2016 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at December 31, 2016	$3	$—	$(7,411)	$17,565	$10,157	$—	$10,157
Net income (loss)				1,059	1,059		1,059
Other comprehensive income (loss), net of tax			417		417		417
Adjustment of redeemable noncontrolling interest to redemption value				134	134		134
Distributions and other activity related to noncontrolling interests					—		—
Dividends declared		2		(466)	(464)		(464)
Common stock plans activity		91			91		91
Share repurchases		(93)		(486)	(579)		(579)
Balance at July 2, 2017	$3	$—	$(6,994)	$17,806	$10,815	$—	$10,815

Balance at December 31, 2015	$3	$398	$(7,176)	$16,956	$10,181	$202	$10,383
Net income (loss)				1,145	1,145	(15)	1,130
Other comprehensive income (loss), net of tax			277		277		277
Adjustment of redeemable noncontrolling interest to redemption value				10	10		10
Distributions and other activity related to noncontrolling interests				(205)	(205)	(187)	(392)
Dividends declared		2		(437)	(435)		(435)
Common stock plans activity		98			98		98
Share repurchases		(498)		(196)	(694)		(694)
Balance at July 3, 2016	$3	$—	$(6,899)	$17,273	$10,377	$—	$10,377

(1)	Excludes redeemable noncontrolling interest which is not considered equity. See "Note 8: Forcepoint Joint Venture" for additional information.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016
Cash flows from operating activities
Net income	$1,047	$1,118
(Income) loss from discontinued operations, net of tax	(3)	—
Income from continuing operations	1,044	1,118
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	263	247
Stock-based compensation	92	89
Gain on sale of equity method investment	—	(158)
Loss on repayment of long-term debt	39	—
Deferred income taxes	(105)	(53)
Changes in assets and liabilities
Receivables, net	(393)	(250)
Contract assets and contract liabilities	(622)	(492)
Inventories	27	(14)
Prepaid expenses and other current assets	112	130
Income taxes receivable/payable	99	64
Accounts payable	(238)	49
Accrued employee compensation	(54)	(43)
Other current liabilities	(25)	(76)
Accrued retiree benefits	564	445
Other, net	(62)	15
Net cash provided by (used in) operating activities	741	1,071
Cash flows from investing activities
Additions to property, plant and equipment	(181)	(237)
Proceeds from sales of property, plant and equipment	31	1
Additions to capitalized internal use software	(33)	(26)
Purchases of short-term investments	(399)	(472)
Maturities of short-term investments	100	599
Payments for purchases of acquired companies, net of cash received	(39)	(57)
Other	(1)	6
Net cash provided by (used in) investing activities	(522)	(186)
Cash flows from financing activities
Dividends paid	(447)	(419)
Net borrowings (payments) on commercial paper	300	—
Repayments of long-term debt	(591)	—
Loss on repayment of long-term debt	(38)	—
Repurchases of common stock under share repurchase programs	(500)	(602)
Repurchases of common stock to satisfy tax withholding obligations	(79)	(92)
Acquisition of noncontrolling interest in RCCS LLC	—	(90)
Contribution from noncontrolling interest in Forcepoint	8	11
Other	—	(5)
Net cash provided by (used in) financing activities	(1,347)	(1,197)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,128)	(312)
Cash, cash equivalents and restricted cash at beginning of the year	3,303	2,328
Cash, cash equivalents and restricted cash at end of period	$2,175	$2,016

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows by providing guidance on eight specific cash flow issues, including requirements that cash payments for debt prepayment or debt extinguishment costs be classified as cash outflows for financing activities and proceeds from the settlement of corporate-owned life insurance policies be classified as cash inflows from investing activities. The provisions of ASU 2016-15 are effective for years beginning after December 15, 2017, with early adoption permitted. We elected to early adopt the requirements of the new standard in the first quarter of 2017 using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to our consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of ASU 2016-18 are effective for years beginning after December 15, 2017, with early adoption permitted. We elected to early adopt the requirements of the new standard in the first quarter of 2017 using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to our consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

(In millions)	Jul 2, 2017	Dec 31, 2016
Cash and cash equivalents	$2,167	$3,303
Restricted cash	8	—
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$2,175	$3,303

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), which changes certain presentation and disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit (PRB) plans.

This requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. In addition, only the service cost component will be eligible for capitalization when applicable, on a prospective basis. The provisions of ASU 2017-07 are effective for years beginning after December 15, 2017. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. We expect the standard to increase 2016 and 2017 operating income due to the removal of the non-service component of Financial Accounting Standards (FAS) pension expense by $601 million and an estimated $800 million, respectively, and to decrease non-operating income by the same amount with zero impact to net income in both periods. We do not expect a material impact from the new requirement to only allow capitalization of the service cost component of net benefit cost.

Other new pronouncements issued but not effective until after July 2, 2017 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs including pension and any other postretirement benefit (PRB) expense under U.S. government Cost Accounting Standards (CAS).

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

We have a companywide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations, required under certain contracts.

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

When estimates of total costs to be incurred exceed total estimates of revenue to be earned, on a performance obligation related to complex aerospace or defense equipment or related services, or product maintenance or separately priced extended warranty, a provision for the entire loss on the performance obligation is recognized in the period the loss is recorded.

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Operating income	$112	$134	$166	$155
Income from continuing operations attributable to Raytheon Company	73	87	108	112
Diluted EPS from continuing operations attributable to Raytheon Company	$0.25	$0.29	$0.37	$0.38

In addition, net revenue recognized from our performance obligations satisfied in previous periods was $139 million and $147 million in the second quarters of 2017 and 2016, respectively, and $214 million and $192 million in the first six months of 2017 and 2016, respectively. This primarily relates to EAC adjustments that impacted revenue.

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

Deferred Commissions—Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our security software sales at Forcepoint, are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, net, respectively, in our consolidated balance sheets. At both July 2, 2017 and December 31, 2016, we had $32 million of deferred commissions. We had $5 million and $3 million of amortization expense related to deferred commissions in the second quarters of 2017 and 2016, respectively, and $10 million and $5 million in the first six months of 2017 and 2016, respectively.

Contract Liabilities—Our contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue. We may also receive up-front payments related to software license sales primarily for Forcepoint, which in most cases we recognize ratably over the license term. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify advance payments and billings in excess of revenue recognized as current, and deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The noncurrent portion of deferred revenue is included in accrued retiree benefits and other long-term liabilities in our consolidated balance sheets.

In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance.

Remaining Performance Obligations—Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). As of July 2, 2017, the aggregate amount of the transaction price allocated to remaining performance obligations was $36 billion. The Company expects to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic EPS calculation as they are considered participating securities. As a result, we have included all of our outstanding unvested restricted stock awards (RSAs), as well as restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards that meet the retirement eligible criteria in our calculation of basic EPS. We disclose EPS for common stock and unvested stock-based payment awards, and separately disclose distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested RSAs and stock-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested stock-based payment awards earn dividends equally.

As described in "Note 8: Forcepoint Joint Venture", we record redeemable noncontrolling interest related to Vista Equity Partners' interest in Forcepoint. We reflect the redemption value adjustments for redeemable noncontrolling interest in both the basic and diluted EPS calculation for the portion of redemption value that is in excess of the fair value of noncontrolling interest.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.80	$0.73	$1.59	$1.46
Undistributed earnings	1.10	1.68	2.03	2.38
Total	$1.90	$2.41	$3.62	$3.84
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.79	$0.73	$1.59	$1.46
Undistributed earnings	1.10	1.68	2.03	2.37
Total	$1.89	$2.41	$3.62	$3.83

Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was a loss of less than $0.01 in the second quarters of 2017 and 2016, and earnings of $0.01 and earnings of less than $0.01 in the first six months of 2017 and 2016, respectively.

Income attributable to participating securities was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Income from continuing operations attributable to participating securities	$6	$9	$13	$17
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	—	—	—	—
Net income attributable to participating securities	$6	$9	$13	$17

(1)
Income (loss) from discontinued operations, net of tax attributable to participating securities was a loss of less than $1 million in the second quarters of 2017 and 2016, and income of less than $1 million in the first six months of 2017 and 2016.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Shares for basic EPS(1)	291.7	297.3	292.1	298.2
Dilutive effect of LTPP and RSUs	0.3	0.3	0.3	0.4
Shares for diluted EPS	292.0	297.6	292.4	298.6

(1)
Includes 3.3 million and 3.8 million participating securities in the second quarters of 2017 and 2016, respectively, and 3.7 million and 4.3 million participating securities in the first six months of 2017 and 2016, respectively.

Note 5: Inventories
Inventories consisted of the following:

(In millions)	Jul 2, 2017	Dec 31, 2016
Materials and purchased parts	$67	$66
Work in process	500	532
Finished goods	14	10
Total	$581	$608

Precontract costs are costs incurred to fulfill a contract prior to contract award. Precontract costs, including general and administrative expenses that are specifically chargeable to the customer, are deferred in inventories if we determine that the costs are probable of recovery under a specific anticipated contract. All other precontract costs, including start-up costs, are expensed as incurred. Costs that are deferred are recognized as contract costs upon the receipt of the anticipated contract. We included deferred precontract costs of $170 million and $189 million in inventories as work in process at July 2, 2017 and December 31, 2016, respectively.

Note 6: Contract Assets and Contract Liabilities
Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue. The noncurrent portion of deferred revenue is included in accrued retiree benefits and other long-term liabilities in our consolidated balance sheets.

Net contract assets (liabilities) consisted of the following:

(In millions, except percentages)	Jul 2, 2017	Dec 31, 2016	$ change	% change
Contract assets	$5,728	$5,041	$687	14%
Contract liabilities—current	(2,704)	(2,646)	(58)	2%
Contract liabilities—noncurrent	(113)	(128)	15	(12)%
Net contract assets (liabilities)	$2,911	$2,267	$644	28%

The $644 million increase in our net contract assets (liabilities) from December 31, 2016 to July 2, 2017 was due to a $687 million increase in our contract assets, primarily due to timing of payments on certain international programs.

In the second quarter and first six months of 2017, we recognized revenue of $340 million and $952 million, respectively, related to our contract liabilities at January 1, 2017. In the second quarter and first six months of 2016, we recognized revenue of $312 million and $958 million, respectively, related to our contract liabilities at January 1, 2016.

Impairment losses recognized on our receivables and contract assets were de minimis in the second quarters and first six months of 2017 and 2016.

Note 7: Acquisitions and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

In February 2017, our Forcepoint business acquired the Skyfence cloud access security broker business for $39 million in cash, net of cash received, and exclusive of retention payments. Vista Equity Partners contributed 19.7% of the purchase price, which is reflected in contribution from noncontrolling interest in Forcepoint in our consolidated statements of cash flows. Skyfence solutions help companies to determine which cloud applications are in use by employees, analyze content in real-time to prevent malicious or unauthorized leakage and quickly identifies and blocks cyber-attacks. Skyfence will be integrated into our Forcepoint business to expand and enhance Forcepoint’s strategy to deliver cybersecurity systems that help customers understand people’s behaviors and intent as they interact with data and intellectual property wherever it may reside, including in the fast-growing cloud. In connection with this acquisition, we recorded $35 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, all of which is expected to be deductible for tax purposes, and $5 million of intangible assets, primarily related to technology, with a weighted-average life of six years. We completed the purchase price allocation process in the second quarter of 2017.

Pro forma financial information and revenue from the date of acquisition has not been provided for this acquisition as it is not material.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint(1)	Total
Balance at December 31, 2016	$1,702	$2,966	$4,154	$4,106	$1,860	$14,788
Acquisitions	—	—	—	—	35	35
Effect of foreign exchange rates and other	3	1	—	—	—	4
Balance at July 2, 2017	$1,705	$2,967	$4,154	$4,106	$1,895	$14,827

(1)
At July 2, 2017, Forcepoint's fair value is estimated to exceed its net book value by approximately $410 million. As discussed in "Note 8: Forcepoint Joint Venture", we are required to determine Forcepoint's fair value on a quarterly basis due to the accounting related to the redeemable noncontrolling interest.

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

The joint venture agreement between Raytheon and Vista Equity Partners provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option, which became exercisable on May 29, 2017. The put option allows Vista Equity Partners to require Raytheon to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, at any time on or after three years following the closing date, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of the put option; however, the ultimate timing will depend on the actions of the parties and other factors. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest in our consolidated balance sheets could differ from the parties' determination of fair value for the put option under the joint venture agreement.

Vista Equity Partners' interest in Forcepoint is presented as redeemable noncontrolling interest, outside of stockholders' equity, in our consolidated balance sheets. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date, which was $349 million at July 2, 2017, or the carrying value, defined as the initial value adjusted for Vista Equity Partners' share of the cumulative impact of net income (loss), other changes in accumulated other comprehensive income (loss) and additional contributions, which was $321 million at July 2, 2017. Adjustments to the redemption value over the period from the date of acquisition to the date the redemption feature becomes puttable are immediately recorded to retained earnings.

A rollforward of redeemable noncontrolling interest was as follows:

	Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016
Beginning balance	$449	$355
Net income (loss)	(12)	(13)
Other comprehensive income (loss), net of tax(1)	1	—
Contribution from noncontrolling interest	8	11
Adjustment of noncontrolling interest to redemption value	(97)	(10)
Ending balance	$349	$343

(1)	Other comprehensive income (loss), net of tax, was a loss of less than $1 million in the first six months of 2016.

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

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency contracts were $40 million and $25 million, respectively, at July 2, 2017 and $53 million and $48 million, respectively, at December 31, 2016. The fair values of these derivatives are Level 2 in the fair value hierarchy at July 2, 2017 and December 31, 2016 because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,097 million and $1,277 million at July 2, 2017 and December 31, 2016, respectively. The net notional exposure of these contracts was approximately $197 million and $342 million at July 2, 2017 and December 31, 2016, respectively.

Our foreign currency forward contracts contain offset or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At July 2, 2017 and December 31, 2016, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at July 2, 2017 and December 31, 2016.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at July 2, 2017 and December 31, 2016, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date and current rates. At July 2, 2017 and December 31, 2016, we had short-term investments of $410 million and $100 million, respectively, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. As of July 2, 2017, our short-term investments had an average maturity of approximately one month. The amortized cost of these securities closely approximated their fair value at July 2, 2017 and December 31, 2016. There were no securities deemed to have other than temporary declines in value in the second quarter of 2017. In the second quarter and first six months of 2017, we recorded unrealized gains on short-term investments of less than $1 million, net of tax, in accumulated other comprehensive loss (AOCL). In the second quarter and first six months of 2016, we recorded unrealized losses on short-term investments of less than $1 million, net of tax, in AOCL, and unrealized gains on short-term investments of less than $1 million, net of tax, in AOCL, respectively. We did not have any sales of short-term investments in the second quarters and first six months of 2017 and 2016. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

In addition to the financial instruments discussed above, we hold other financial instruments, including cash and cash equivalents, notes receivable, commercial paper and long-term debt. The carrying amounts for cash and cash equivalents, notes receivable and commercial paper approximated their fair values. The carrying value of long-term debt was recorded at amortized cost. The estimated fair value of long-term debt was determined based on quoted prices in inactive markets, which falls within Level 2 of the fair value hierarchy. The carrying value and estimated fair value of long-term debt were as follows:

(In millions)	Jul 2, 2017	Dec 31, 2016
Carrying value of long-term debt	$4,747	$5,335
Fair value of long-term debt	5,288	5,848

In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first six months of 2017.

In the second quarter of 2017, we received net proceeds of $300 million from the issuance of short-term commercial paper and we exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasury rates, $591 million of our long-term debt due March and December 2018 at a loss of $39 million pretax, $25 million after tax, which is included in other (income) expense, net. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance. At July 2, 2017, short-term commercial paper borrowings outstanding were $300 million, which had a weighted average interest rate and original maturity period of 1.221% and 25 days, respectively. At December 31, 2016, there were no commercial paper borrowings outstanding.

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

(In millions, except percentages)	Jul 2, 2017	Dec 31, 2016
Total remediation costs—undiscounted	$210	$219
Weighted average discount rate	5.2%	5.2%
Total remediation costs—discounted	$146	$147
Recoverable portion	95	92

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

Financing Arrangements and Other—We issue guarantees, and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2025. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following:

(In millions)	Jul 2, 2017	Dec 31, 2016
Guarantees	$208	$190
Letters of credit	2,560	2,345
Surety bonds	127	127

Included in guarantees and letters of credit described above were $208 million and $45 million, respectively, at July 2, 2017, and $180 million and $44 million, respectively, at December 31, 2016, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). As previously disclosed in our Form 10-K for the year ended December 31, 2016, the joint venture agreement for the

TRS joint venture was amended and restated in 2016, reducing the scope of the joint venture to Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2) only. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At July 2, 2017, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at July 2, 2017. We had an estimated liability of $3 million at July 2, 2017 and December 31, 2016 related to these guarantees and letters of credit.

As discussed in "Note 8: Forcepoint Joint Venture", under the joint venture agreement between Raytheon Company and Vista Equity Partners, Raytheon may be required to purchase Vista Equity Partners' interest in Forcepoint.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At July 2, 2017, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $8.8 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against, or initiated by, us. We do not expect any of these proceedings to result in any additional liability or gains that would materially affect our financial position, results of operations or liquidity. In connection with certain of our legal matters, we may be entitled to insurance recovery for qualified legal costs or other incurred costs. We do not expect any insurance recovery to have a material impact on the financial exposure that could result from these matters.

Note 11: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016
Beginning balance	292.8	299.0
Stock plans activity	1.1	1.6
Share repurchases	(3.8)	(5.5)
Ending balance	290.1	295.1

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. At July 2, 2017, we had approximately $1.1 billion available under the 2015 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with RSAs, RSUs and LTPP awards issued to employees.

Our share repurchases were as follows:

	Six Months Ended
(In millions)	Jul 2, 2017		Jul 3, 2016
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$500	3.3	$602	4.8
Shares repurchased to satisfy tax withholding obligations	79	0.5	92	0.7
Total share repurchases	$579	3.8	$694	5.5

In March 2017, our Board of Directors authorized an 8.9% increase to our annual dividend payout rate from $2.93 to $3.19 per share. Our Board of Directors also declared dividends of $1.595 per share during the first six months of 2017, compared to dividends of $1.465 per share during the first six months of 2016. Dividends are subject to quarterly approval by our Board of Directors.

Stock-based Compensation Plans
RSAs and RSUs—During the first six months of 2017, we granted 1.0 million combined RSAs and RSUs with a weighted-average grant-date fair value of $152.08, calculated under the intrinsic value method. These awards generally vest in equal installments on each of the second, third and fourth anniversary dates of the award's grant date.

LTPP—During the first six months of 2017, we granted RSUs subject to the 2017–2019 LTPP plan with an aggregate target award of 0.1 million units and a weighted-average grant-date fair value of $151.94. The performance goals for the 2017–2019 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers. The grant-date fair value is based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award.

Forcepoint Plans—In 2015, Forcepoint established long-term incentive plans that provide for awards of unit appreciation rights and profits interests in the joint venture to Forcepoint management and key employees. Awards are approved by the Board of Forcepoint. These awards vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the joint venture. In certain limited circumstances other vesting conditions may apply and the expense attributable to these vesting conditions was $2 million and $1 million in the second quarter and first six months of 2017, respectively. At July 2, 2017, there were 131 thousand combined units and/or profits interests authorized for award under these plans.

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

A rollforward of accumulated other comprehensive income (loss) was as follows:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2016	$(7,234)	$(175)	$—	$(2)	$(7,411)
Before tax amount	565	44	8	—	617
Tax (expense) or benefit	(197)	—	(3)	—	(200)
Net of tax amount	368	44	5	—	417
Balance at July 2, 2017	$(6,866)	$(131)	$5	$(2)	$(6,994)

Balance at December 31, 2015	$(7,088)	$(60)	$(16)	$(12)	$(7,176)
Before tax amount	496	(46)	8	2	460
Tax (expense) or benefit	(178)	—	(4)	(1)	(183)
Net of tax amount	318	(46)	4	1	277
Balance at July 3, 2016	$(6,770)	$(106)	$(12)	$(11)	$(6,899)

(1)	Pension and PRB plans, net, is shown net of tax benefits of $3,684 million and $3,881 million at July 2, 2017 and December 31, 2016, respectively.

(2)	Cash flow hedges are shown net of tax expense of $2 million and tax benefit of $1 million at July 2, 2017 and December 31, 2016, respectively.

(3)	Unrealized gains (losses) on investments and other, net are shown net of tax expense of $1 million at both July 2, 2017 and December 31, 2016.

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and PRB plans and were $563 million and $491 million before tax in the first six months of 2017 and 2016, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income) (see "Note 12: Pension and Other Employee Benefits" for additional details).

We expect $5 million of after tax net unrealized gains on our cash flow hedges at July 2, 2017 to be reclassified into earnings at then-current values over the next 12 months as the underlying hedged transactions occur.

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

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Jul 2, 2017	Dec 31, 2016
Marketable securities held in trust	$587	$550

Included in marketable securities held in trust in the table above was $375 million and $354 million at July 2, 2017 and December 31, 2016, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $384 million and $360 million at July 2, 2017 and December 31, 2016, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Service cost	$116	$123	$233	$246
Interest cost	267	273	534	545
Expected return on plan assets	(345)	(380)	(690)	(759)
Amounts reflected in net funded status	38	16	77	32
Amortization of prior service cost included in net periodic pension expense	1	1	2	2
Recognized net actuarial loss	280	245	559	490
Loss due to settlements	—	—	—	3
Amounts reclassified during the period	281	246	561	495
Net periodic pension expense (income)	$319	$262	$638	$527

Net periodic pension expense (income) includes expense of less than $1 million and income of $1 million from foreign Pension Benefits plans in the second quarters of 2017 and 2016, respectively, and expense of $1 million and income of $2 million in the first six months of 2017 and 2016, respectively.

Net periodic PRB expense was $5 million and $3 million in the second quarters of 2017 and 2016, respectively, and $11 million and $7 million in the first six months of 2017 and 2016, respectively.

Long-term pension and PRB liabilities consisted of the following:

(In millions)	Jul 2, 2017	Dec 31, 2016
Long-term pension liabilities	$7,061	$7,074
Long-term PRB liabilities	357	358
Total long-term pension and PRB liabilities	$7,418	$7,432

We made the following contributions to our pension and PRB plans:

	Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016
Required pension contributions	$74	$79
PRB contributions	11	10

We did not make any discretionary contributions to our pension plans during the first six months of 2017 and 2016; however, we periodically evaluate whether to make discretionary contributions.

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

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Integrated Defense Systems	$1,462	$1,399	$2,860	$2,735
Intelligence, Information and Services	1,555	1,587	3,062	3,119
Missile Systems	1,901	1,706	3,657	3,429
Space and Airborne Systems	1,608	1,547	3,163	2,992
Forcepoint	138	137	282	276
Eliminations	(372)	(326)	(722)	(673)
Total business segment sales	6,292	6,050	12,302	11,878
Acquisition Accounting Adjustments	(11)	(21)	(21)	(47)
Total	$6,281	$6,029	$12,281	$11,831

	Three Months Ended		Six Months Ended
Intersegment Sales (in millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Integrated Defense Systems	$17	$16	$32	$33
Intelligence, Information and Services	173	165	350	332
Missile Systems	37	33	65	68
Space and Airborne Systems	140	109	266	234
Forcepoint	5	3	9	6
Total	$372	$326	$722	$673

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Integrated Defense Systems	$245	$376	$457	$522
Intelligence, Information and Services	115	120	226	224
Missile Systems	236	233	452	425
Space and Airborne Systems	218	205	408	372
Forcepoint	2	10	18	28
Eliminations	(37)	(34)	(74)	(67)
Total business segment operating income	779	910	1,487	1,504
Acquisition Accounting Adjustments	(42)	(51)	(84)	(109)
FAS/CAS Adjustment	109	109	217	214
Corporate	3	4	(30)	(24)
Total	$849	$972	$1,590	$1,585

	Three Months Ended		Six Months Ended
Intersegment Operating Income (in millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Integrated Defense Systems	$1	$1	$2	$1
Intelligence, Information and Services	17	16	34	32
Missile Systems	3	3	6	6
Space and Airborne Systems	13	10	26	22
Forcepoint	3	4	6	6
Total	$37	$34	$74	$67

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

	Three Months Ended		Six Months Ended
FAS/CAS Adjustment Income (Expense) (in millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
FAS/CAS Pension Adjustment	$109	$108	$218	$213
FAS/CAS PRB Adjustment	—	1	(1)	1
FAS/CAS Adjustment	$109	$109	$217	$214

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Jul 2, 2017	Dec 31, 2016
Integrated Defense Systems(1)	$4,906	$4,573
Intelligence, Information and Services(1)	4,300	4,315
Missile Systems(1)	7,757	6,970
Space and Airborne Systems(1)	6,543	6,564
Forcepoint(1)	2,483	2,548
Corporate	4,240	5,268
Total	$30,229	$30,238

(1)	Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

We disaggregate our revenue from contracts with customers by geographic location, customer-type and contract-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended July 2, 2017
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$216	$256	$657	$512	$25	$—	$1,666
Cost-type contracts	388	912	507	717	3	—	2,527
Direct commercial sales and other
Fixed-price contracts	1	37	—	7	42	—	87
Cost-type contracts	—	2	—	1	—	—	3
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	41	45	116	24	—	—	226
Cost-type contracts	38	13	16	2	—	—	69
Direct commercial sales and other
Fixed-price contracts	142	47	78	64	15	—	346
Cost-type contracts	42	—	—	—	—	—	42
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	258	6	88	46	—	—	398
Cost-type contracts	41	—	6	5	—	—	52
Direct commercial sales and other
Fixed-price contracts	233	5	265	47	5	—	555
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	2	1	36	11	—	—	50
Cost-type contracts	6	1	23	1	—	—	31
Direct commercial sales and other
Fixed-price contracts	34	51	71	31	32	—	219
Cost-type contracts	3	6	1	—	—	—	10
Total net sales	1,445	1,382	1,864	1,468	122	—	6,281
Intersegment sales	17	173	37	140	5	(372)	—
Acquisition Accounting Adjustments	—	—	—	—	11	(11)	—
Reconciliation to business segment sales	$1,462	$1,555	$1,901	$1,608	$138	$(383)	$6,281

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended July 2, 2017
Total Net Sales by Geographic Areas (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$605	$1,207	$1,164	$1,237	$70	$4,283
Asia/Pacific	263	105	210	90	15	683
Middle East and North Africa	532	11	359	98	5	1,005
All other (principally Europe)	45	59	131	43	32	310
Total net sales	$1,445	$1,382	$1,864	$1,468	$122	$6,281

	Three Months Ended July 2, 2017
Total Net Sales by Major Customers (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$604	$1,168	$1,164	$1,229	$28	$4,193
U.S. direct commercial sales and other	1	39	—	8	42	90
Foreign military sales through the U.S. government	386	66	285	89	—	826
Foreign direct commercial sales and other(1)	454	109	415	142	52	1,172
Total net sales	$1,445	$1,382	$1,864	$1,468	$122	$6,281

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended July 2, 2017
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$927	$448	$1,311	$742	$119	$3,547
Cost-type contracts	518	934	553	726	3	2,734
Total net sales	$1,445	$1,382	$1,864	$1,468	$122	$6,281

	Three Months Ended July 3, 2016
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$198	$330	$599	$632	$18	$—	$1,777
Cost-type contracts	357	839	502	523	3	—	2,224
Direct commercial sales and other
Fixed-price contracts	—	37	—	7	47	—	91
Cost-type contracts	3	18	—	—	—	—	21
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	42	42	66	27	—	—	177
Cost-type contracts	27	15	26	2	—	—	70
Direct commercial sales and other
Fixed-price contracts	130	40	58	65	12	—	305
Cost-type contracts	46	—	—	—	—	—	46
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	202	28	84	41	—	—	355
Cost-type contracts	45	1	9	—	—	—	55
Direct commercial sales and other
Fixed-price contracts	288	9	244	98	4	—	643
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	—	—	25	3	—	—	28
Cost-type contracts	5	—	26	2	—	—	33
Direct commercial sales and other
Fixed-price contracts	39	55	34	38	29	—	195
Cost-type contracts	1	8	—	—	—	—	9
Total net sales	1,383	1,422	1,673	1,438	113	—	6,029
Intersegment sales	16	165	33	109	3	(326)	—
Acquisition Accounting Adjustments	—	—	—	—	21	(21)	—
Reconciliation to business segment sales	$1,399	$1,587	$1,706	$1,547	$137	$(347)	$6,029

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended July 3, 2016
Total Net Sales by Geographic Areas (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$558	$1,224	$1,101	$1,162	$68	$4,113
Asia/Pacific	245	97	150	94	12	598
Middle East and North Africa	535	38	337	139	4	1,053
All other (principally Europe)	45	63	85	43	29	265
Total net sales	$1,383	$1,422	$1,673	$1,438	$113	$6,029

	Three Months Ended July 3, 2016
Total Net Sales by Major Customers (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$555	$1,169	$1,101	$1,155	$21	$4,001
U.S. direct commercial sales and other	3	55	—	7	47	112
Foreign military sales through the U.S. government	321	86	236	75	—	718
Foreign direct commercial sales and other(1)	504	112	336	201	45	1,198
Total net sales	$1,383	$1,422	$1,673	$1,438	$113	$6,029

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended July 3, 2016
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$899	$541	$1,110	$911	$110	$3,571
Cost-type contracts	484	881	563	527	3	2,458
Total net sales	$1,383	$1,422	$1,673	$1,438	$113	$6,029

	Six Months Ended July 2, 2017
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$401	$519	$1,260	$1,043	$47	$—	$3,270
Cost-type contracts	757	1,774	991	1,379	6	—	4,907
Direct commercial sales and other
Fixed-price contracts	3	70	1	13	95	—	182
Cost-type contracts	1	4	—	1	—	—	6
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	85	88	187	42	—	—	402
Cost-type contracts	72	29	33	4	—	—	138
Direct commercial sales and other
Fixed-price contracts	301	85	125	138	26	—	675
Cost-type contracts	81	—	—	—	—	—	81
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	528	10	193	94	—	—	825
Cost-type contracts	78	2	12	5	—	—	97
Direct commercial sales and other
Fixed-price contracts	456	12	497	91	11	—	1,067
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	2	2	63	20	—	—	87
Cost-type contracts	11	1	39	3	—	—	54
Direct commercial sales and other
Fixed-price contracts	44	104	189	64	67	—	468
Cost-type contracts	8	12	2	—	—	—	22
Total net sales	2,828	2,712	3,592	2,897	252	—	12,281
Intersegment sales	32	350	65	266	9	(722)	—
Acquisition Accounting Adjustments	—	—	—	—	21	(21)	—
Reconciliation to business segment sales	$2,860	$3,062	$3,657	$3,163	$282	$(743)	$12,281

(1)	Excludes foreign military sales through the U.S. government.

	Six Months Ended July 2, 2017
Total Net Sales by Geographic Areas (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$1,162	$2,367	$2,252	$2,436	$148	$8,365
Asia/Pacific	539	202	345	184	26	1,296
Middle East and North Africa	1,062	24	702	190	11	1,989
All other (principally Europe)	65	119	293	87	67	631
Total net sales	$2,828	$2,712	$3,592	$2,897	$252	$12,281

	Six Months Ended July 2, 2017
Total Net Sales by Major Customers (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$1,158	$2,293	$2,251	$2,422	$53	$8,177
U.S. direct commercial sales and other	4	74	1	14	95	188
Foreign military sales through the U.S. government	776	132	527	168	—	1,603
Foreign direct commercial sales and other(1)	890	213	813	293	104	2,313
Total net sales	$2,828	$2,712	$3,592	$2,897	$252	$12,281

(1)	Excludes foreign military sales through the U.S. government.

	Six Months Ended July 2, 2017
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$1,820	$890	$2,515	$1,505	$246	$6,976
Cost-type contracts	1,008	1,822	1,077	1,392	6	5,305
Total net sales	$2,828	$2,712	$3,592	$2,897	$252	$12,281

	Six Months Ended July 3, 2016
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$377	$598	$1,248	$1,161	$37	$—	$3,421
Cost-type contracts	734	1,694	981	1,068	7	—	4,484
Direct commercial sales and other
Fixed-price contracts	6	76	—	17	92	—	191
Cost-type contracts	4	30	—	1	—	—	35
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	61	84	146	59	—	—	350
Cost-type contracts	56	17	39	4	—	—	116
Direct commercial sales and other
Fixed-price contracts	250	74	94	120	23	—	561
Cost-type contracts	91	—	1	—	—	—	92
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	392	36	184	83	—	—	695
Cost-type contracts	94	1	17	—	—	—	112
Direct commercial sales and other
Fixed-price contracts	534	53	421	154	7	—	1,169
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	7	1	59	16	—	—	83
Cost-type contracts	12	—	47	3	—	—	62
Direct commercial sales and other
Fixed-price contracts	78	106	123	72	57	—	436
Cost-type contracts	6	17	1	—	—	—	24
Total net sales	2,702	2,787	3,361	2,758	223	—	11,831
Intersegment sales	33	332	68	234	6	(673)	—
Acquisition Accounting Adjustments	—	—	—	—	47	(47)	—
Reconciliation to business segment sales	$2,735	$3,119	$3,429	$2,992	$276	$(720)	$11,831

(1)	Excludes foreign military sales through the U.S. government.

	Six Months Ended July 3, 2016
Total Net Sales by Geographic Areas (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$1,121	$2,398	$2,229	$2,247	$136	$8,131
Asia/Pacific	458	175	280	183	23	1,119
Middle East and North Africa	1,020	90	622	237	7	1,976
All other (principally Europe)	103	124	230	91	57	605
Total net sales	$2,702	$2,787	$3,361	$2,758	$223	$11,831

	Six Months Ended July 3, 2016
Total Net Sales by Major Customers (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$1,111	$2,292	$2,229	$2,229	$44	$7,905
U.S. direct commercial sales and other	10	106	—	18	92	226
Foreign military sales through the U.S. government	622	139	492	165	—	1,418
Foreign direct commercial sales and other(1)	959	250	640	346	87	2,282
Total net sales	$2,702	$2,787	$3,361	$2,758	$223	$11,831

(1)	Excludes foreign military sales through the U.S. government.

	Six Months Ended July 3, 2016
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$1,705	$1,028	$2,275	$1,682	$216	$6,906
Cost-type contracts	997	1,759	1,086	1,076	7	4,925
Total net sales	$2,702	$2,787	$3,361	$2,758	$223	$11,831

With respect to the unaudited consolidated financial information of Raytheon Company for the six months ended July 2, 2017 and July 3, 2016, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated July 27, 2017, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of July 2, 2017, and the related consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended July 2, 2017 and July 3, 2016 and the consolidated statements of equity and of cash flows for the six-month periods ended July 2, 2017 and July 3, 2016. This interim financial information is the responsibility of the Company’s management.

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
July 27, 2017

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

Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs including pension and any other postretirement benefit (PRB) expense under U.S. government Cost Accounting Standards (CAS).

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

We have a companywide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations, required under certain contracts.

Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. When estimates of total costs to be incurred exceed total estimates of revenue to be earned, on a performance obligation related to complex aerospace or defense equipment or related services, or product maintenance or separately priced extended warranty, a provision for the entire loss on the performance obligation is recognized in the period the loss is recorded.

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Operating income	$112	$134	$166	$155
Income from continuing operations attributable to Raytheon Company	73	87	108	112
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.25	$0.29	$0.37	$0.38

In addition, net revenue recognized from our performance obligations satisfied in previous periods was $139 million and $147 million in the second quarters of 2017 and 2016, respectively, and $214 million and $192 million in the first six months of 2017 and 2016, respectively. This primarily relates to EAC adjustments that impacted revenue.

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

Total Net Sales
The composition of external net sales by products and services for each segment in the second quarter of 2017 was approximately the following:

(% of segment total external net sales)	IDS	IIS	MS	SAS	Forcepoint
Products	90%	45%	95%	95%	90%
Services	10%	55%	5%	5%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Net sales
Products	$5,275	$5,032	84.0%	83.5%
Services	1,006	997	16.0%	16.5%
Total net sales	$6,281	$6,029	100.0%	100.0%

Total Net Sales - Second Quarter of 2017 vs. Second Quarter of 2016—The increase in total net sales of $252 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to higher external net sales of $191 million at MS primarily due to higher net sales on the Standard Missile-2 (SM-2) program due to the recognition of previously deferred precontract costs based on contract award in the second quarter of 2017, higher net sales on the Standard Missile-3 (SM-3®) program primarily due to planned increases in production and higher net sales on the Paveway™ program principally driven by international requirements.

Products and Services Net Sales - Second Quarter of 2017 vs. Second Quarter of 2016—The increase in products net sales of $243 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to higher external products net sales of $164 million at MS primarily due to the programs described above in Total Net Sales. Services net sales in the second quarter of 2017 were relatively consistent with the second quarter of 2016.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Net sales
Products	$10,319	$9,858	84.0%	83.3%
Services	1,962	1,973	16.0%	16.7%
Total net sales	$12,281	$11,831	100.0%	100.0%

Total Net Sales - First Six Months of 2017 vs. First Six Months of 2016—The increase in total net sales of $450 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to higher external net sales of $231 million at MS primarily due to higher net sales on the SM-3 program principally driven by planned increases in production, higher net sales on the Paveway program principally driven by international requirements, higher net sales on an international missile defense program due to planned increases in production and higher net sales on the SM-2 program due to the recognition of previously deferred precontract costs based on contract award in the second quarter of 2017, partially offset by lower net sales on the Advanced Medium-Range Air-to-Air Missile (AMRAAM®) program driven by the recognition of previously deferred precontract costs based on contract award in the first six months of 2016 and lower net sales on the Exoatmospheric Kill Vehicle (EKV) program due to planned production ramp down, with the remaining change spread across numerous programs with no individual or common significant driver.

Products and Services Net Sales - First Six Months of 2017 vs. First Six Months of 2016—The increase in products net sales of $461 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to higher external products net sales of $195 million at SAS and $186 million at MS. The increase in external products net sales at SAS was primarily due to higher net sales on the Next Generation Jammer (NGJ) program for the U.S. Navy, awarded in the second quarter of 2016 and higher net sales on a domestic classified program awarded in the third quarter of 2016, partially offset by lower net sales on an international classified program awarded in the first quarter of 2016 due to planned reduced schedule requirements, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in external products net sales at MS was primarily due to the programs described above in Total Net Sales with the remaining change spread across numerous programs with no individual or common significant driver. Services net sales in the first six months of 2017 were relatively consistent with first six months of 2016. Included in the change in services net sales were lower external services net sales of $56 million at SAS primarily due to a decrease in volume on the Airborne Early Warning Radar Systems program, with the remaining change spread across numerous programs with no individual or common significant driver, and higher external services net sales of $45 million at MS was spread across numerous programs with no individual or common significant driver.

Sales to Major Customers - Second Quarter of 2017 vs. Second Quarter of 2016 and First Six Months of 2017 vs. First Six Months of 2016

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Sales to the U.S. government(1)(2)	$4,193	$4,001	67%	66%
U.S. direct commercial sales and other	90	112	1%	2%
Foreign military sales through the U.S. government	826	718	13%	12%
Foreign direct commercial sales and other(1)	1,172	1,198	19%	20%
Total net sales	$6,281	$6,029	100%	100%

(1)	Excludes foreign military sales through the U.S. government.

(2)
Includes sales to the U.S. Department of Defense (DoD) of $4,024 million, or 64% of total net sales, in the second quarter of 2017 and $3,789 million, or 63% of total net sales, in the second quarter of 2016.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Sales to the U.S. government(1)(2)	$8,177	$7,905	67%	67%
U.S. direct commercial sales and other	188	226	1%	2%
Foreign military sales through the U.S. government	1,603	1,418	13%	12%
Foreign direct commercial sales and other(1)	2,313	2,282	19%	19%
Total net sales	$12,281	$11,831	100%	100%

(1)	Excludes foreign military sales through the U.S. government.

(2)	Includes sales to the U.S. DoD of $7,806 million, or 64% of total net sales, in the first six months of 2017 and $7,504 million, or 63% of total net sales, in the first six months of 2016.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Cost of sales
Products	$3,877	$3,549	61.7%	58.9%
Services	808	813	12.9%	13.5%
Total cost of sales	$4,685	$4,362	74.6%	72.4%

Total Cost of Sales - Second Quarter of 2017 vs. Second Quarter of 2016—The increase in total cost of sales of $323 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to higher external cost of sales of $181 million at IDS and $172 million at MS. The increase in external cost of sales at IDS was driven principally by the tax-free gain of $158 million from the sale of our equity method investment in Thales-Raytheon Systems Company S.A.S. (TRS SAS) in the second quarter of 2016. In the second quarter of 2016, we amended the joint venture agreement for the Thales-Raytheon Systems Co. Ltd. (TRS) joint venture, reducing the scope of the joint venture to Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2) only, which we account for using the equity method. As a result of the amendment, we acquired Thales S.A.'s noncontrolling interest in Raytheon Command and Control Solutions LLC (RCCS LLC) and sold our equity method investment in TRS SAS. We recorded the sale of our equity method investment in TRS SAS at fair value, which resulted in a tax-free gain of $158 million that was recorded in operating income through a reduction in cost of sales at our IDS segment. The increase in external cost of sales at MS was primarily due to the programs discussed above in Total Net Sales.

Products and Services Cost of Sales - Second Quarter of 2017 vs. Second Quarter of 2016—The increase in products cost of sales of $328 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to higher external products cost of sales of $190 million at IDS and $152 million at MS. The increase in external products cost of sales at IDS was driven principally by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016. The increase in external products cost of sales at MS was due to the programs described above in Total Net Sales. Services cost of sales in the second quarter of 2017 were relatively consistent with the second quarter of 2016.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Cost of sales
Products	$7,633	$7,188	62.2%	60.8%
Services	1,582	1,615	12.9%	13.7%
Total cost of sales	$9,215	$8,803	75.1%	74.5%

Total Cost of Sales - First Six Months of 2017 vs. First Six Months of 2016—The increase in total cost of sales of $412 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to higher external cost of sales of $220 million at MS and $176 million at IDS. The increase in external cost of sales at MS was primarily due to the programs described above in Total Net Sales with the remaining change spread across numerous programs with no individual or common significant driver. The increase in external cost of sales at IDS was driven principally by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016.

Products and Services Cost of Sales - First Six Months of 2017 vs. First Six Months of 2016—The increase in products cost of sales of $445 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to higher external products cost of sales of $203 million at IDS and $186 million at MS. The increase in external products cost of sales at IDS was principally driven by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS. The increase in external products cost of sales at MS was primarily due to the programs described above in Total Net Sales with the remaining change spread across numerous programs with no individual or common significant driver. Services cost of sales in the first six months of 2017 were relatively consistent with the first six months of 2016.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Administrative and selling expenses	$547	$514	8.7%	8.5%
Research and development expenses	200	181	3.2%	3.0%
Total general and administrative expenses	$747	$695	11.9%	11.5%

The increase in administrative and selling expenses of $33 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to an increase in selling and marketing expenses of $16 million principally driven by increased selling and marketing expense of $10 million at Forcepoint, primarily driven by higher costs related to the sales organization due to increased salesforce staffing. The remaining change in administrative and selling expenses was spread across numerous items and is consistent with the increase in total net sales described above in Total Net Sales.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes (refunds) allocated to our contracts were $4 million and $(2) million in the second quarters of 2017 and 2016, respectively.

The increase in research and development expenses of $19 million in the second quarter of 2017 compared to the second quarter of 2016 was spread across numerous projects with no individual or common significant driver.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Administrative and selling expenses	$1,105	$1,063	9.0%	9.0%
Research and development expenses	371	380	3.0%	3.2%
Total general and administrative expenses	$1,476	$1,443	12.0%	12.2%

The increase in administrative and selling expenses of $42 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to an increase in selling and marketing expenses of $29 million principally driven by increased selling and marketing expense of $18 million at Forcepoint, primarily driven by higher costs related to the sales organization due to increased salesforce staffing.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $13 million and $11 million in the first six months of 2017 and 2016, respectively.

The decrease in research and development expenses of $9 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to decreased research and development expenses of $15 million at MS driven principally by lower independent research and development activity related to advanced technologies efforts that substantially completed in 2016.

Total Operating Expenses

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Total operating expenses	$5,432	$5,057	$10,691	$10,246
% of Total Net Sales	86.5%	83.9%	87.1%	86.6%

The increase in total operating expenses of $375 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to the increase in total cost of sales of $323 million, the primary drivers of which are described above in Total Cost of Sales.

The increase in total operating expenses of $445 million in the first six months of 2017 compared to the first six months of 2016 was due to the increase in total cost of sales of $412 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Operating income	$849	$972	$1,590	$1,585
% of Total Net Sales	13.5%	16.1%	12.9%	13.4%

The decrease in operating income of $123 million in the second quarter of 2017 compared to the second quarter of 2016 was due to the increase in total operating expenses of $375 million, the primary drivers of which are described above in Total Operating Expenses and include the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in Total Cost of Sales, partially offset by the increase in total net sales of $252 million, the primary drivers of which are described above in Total Net Sales.

Operating income in the first six months of 2017 was relatively consistent with the first six months of 2016. Included in Operating Income in the first six months of 2016 was the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in Total Cost of Sales.

Total Non-Operating (Income) Expense, Net

	Three Months Ended		Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Non-operating (income) expense, net
Interest expense	$51	$58	$109	$116
Interest income	(5)	(4)	(10)	(8)
Other (income) expense, net	35	(1)	28	(3)
Total non-operating (income) expense, net	$81	$53	$127	$105

The increase in total non-operating (income) expense, net of $28 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to the $39 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in second quarter of 2017, partially offset by a decrease in interest expense of $7 million due to the repurchase of long-term debt in second quarter of 2017.

The increase in total non-operating (income) expense, net of $22 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to the $39 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in second quarter of 2017, partially offset by a $7 million change in the mark-to-market of marketable securities held in trust associated with certain of our nonqualified deferred compensation plans, due to net gains of $12 million in the first six months of 2017 compared to net gains of $5 million in the first six months of 2016, and a decrease in interest expense of $7 million due to the repurchase of long-term debt in second quarter of 2017.

Federal and Foreign Income Taxes

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Federal and foreign income taxes	$221	$205	$419	$362
Effective tax rate	28.8%	22.3%	28.6%	24.5%

Our effective tax rate in the second quarter of 2017 was 28.8% compared to 22.3% in the second quarter of 2016. The increase of 6.5% was primarily due to the tax-free gain related to the sale of our equity method investment in TRS SAS in the second quarter of 2016 disclosed above in Total Cost of Sales, which decreased the 2016 rate by 6.1%. The remaining decrease of 0.4% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the second quarter of 2017 was 6.2% lower than the statutory federal rate primarily due to the tax benefit recognized upon settlement of equity awards, which decreased the rate by 2.9%, the domestic manufacturing deduction, which decreased the rate by 2.8%, and the research and development (R&D) tax credit, which decreased the rate by 1.3%. The offsetting increase of 0.8% is composed of various items which individually or collectively are not significant. In 2016, we elected to early adopt the requirements of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires recognition of excess tax benefits and tax deficiencies in the income statement prospectively, and could result in fluctuations in our effective tax rate period over period depending on how many awards vest in a quarter as well as the volatility of our stock price.

Our effective tax rate in the second quarter of 2016 was 12.7% lower than the statutory federal rate primarily due to the tax-free gain related to the sale of our equity method investment in TRS SAS disclosed above in Total Cost of Sales, which decreased the rate by 6.1%, the tax benefit recognized upon settlement of equity awards, which decreased the rate by 3.1%, the domestic manufacturing deduction, which decreased the rate by 2.3%, and the R&D tax credit, which decreased the rate by 1.0%. The remaining decrease of 0.2% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2017 was 28.6% compared to 24.5% in the first six months of 2016. The increase of 4.1% was primarily due to the tax-free gain related to the sale of our equity method investment in TRS SAS in the second quarter of 2016 disclosed above in Total Cost of Sales, which decreased the 2016 rate by 3.8%. The remaining increase of 0.3% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2017 was 6.4% lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 2.9%, the tax benefit recognized upon settlement of equity awards, which decreased the rate by 2.4%, and the R&D tax credit, which decreased the rate by 1.4%. The offsetting increase of 0.3% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2016 was 10.5% lower than the statutory federal rate primarily due to the tax-free gain related to the sale of our equity method investment in TRS SAS disclosed above in Total Cost of Sales, which decreased the rate by 3.8%, the tax benefit recognized upon settlement of equity awards, which decreased the rate by 3.0%, the domestic manufacturing deduction, which decreased the rate by 2.8%, and the R&D tax credit, which decreased the rate by 1.2%. The remaining increase of 0.3% is composed of various items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended		Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Income from continuing operations	$547	$714	$1,044	$1,118

The decrease in income from continuing operations of $167 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to a decrease of $123 million in operating income, the primary drivers of which are described above in Operating Income, and include the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in Total Cost of Sales.

The decrease in income from continuing operations of $74 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to an increase of $57 million in federal and foreign income taxes, related primarily to the increase in our effective tax rate, principally driven by the tax-free gain of $158 million related to the sale of our equity method investment in TRS SAS in the second quarter of 2016 disclosed above in Total Cost of Sales.

Net Income

	Three Months Ended		Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Net income	$547	$713	$1,047	$1,118

The decrease in net income of $166 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to the $167 million decrease in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

The decrease in net income of $71 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to the $74 million decrease in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted EPS from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Income from continuing operations attributable to Raytheon Company	$553	$718	$1,056	$1,145
Diluted weighted-average shares outstanding	292.0	297.6	292.4	298.6
Diluted EPS from continuing operations attributable to Raytheon Company	$1.89	$2.41	$3.62	$3.83

The decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.52 in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to the decrease in income from continuing operations described above partially offset by a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

The decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.21 in the first six months of 2017 compared to the first six months of 2016 was primarily due to the decrease in income from continuing operations described above partially offset by a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Beginning balance	291.0	296.9	292.8	299.0
Stock plans activity	—	0.2	1.1	1.6
Share repurchases	(0.9)	(2.0)	(3.8)	(5.5)
Ending balance	290.1	295.1	290.1	295.1

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Net income attributable to Raytheon Company	$553	$717	$1,059	$1,145
Diluted weighted-average shares outstanding	292.0	297.6	292.4	298.6
Diluted EPS attributable to Raytheon Company	$1.89	$2.41	$3.63	$3.84

The decrease in diluted EPS attributable to Raytheon Company common stockholders of $0.52 in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to the $0.52 decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

The decrease in diluted EPS attributable to Raytheon Company common stockholders of $0.21 in the first six months of 2017 compared to the first six months of 2016 was primarily due to the $0.21 decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

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

	Three Months Ended		Six Months Ended
Bookings (in millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Integrated Defense Systems	$1,231	$1,273	$2,862	$2,290
Intelligence, Information and Services	1,373	1,599	3,107	2,852
Missile Systems	2,755	1,891	3,498	3,523
Space and Airborne Systems	1,058	2,217	2,533	4,419
Forcepoint	115	123	220	220
Total	$6,532	$7,103	$12,220	$13,304

Included in bookings were international bookings of $2,265 million and $2,211 million in the second quarters of 2017 and 2016, respectively, and $4,157 million and $3,866 million in the first six months of 2017 and 2016, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 35% and 31% of total bookings in the second quarters of 2017 and 2016, respectively, and 34% and 29% of total bookings in the first six months of 2017 and 2016, respectively.

We record bookings for not-to-exceed contract awards (e.g., undefinitized contract awards, binding letter agreements) based on reasonable estimates of expected contract definitization. We subsequently adjust bookings to reflect the actual amounts definitized, or prior to definitization when facts and circumstances indicate that our previously estimated amounts are no longer reasonable. The timing of awards that may cover multiple fiscal years influences the size of bookings in each year. Bookings exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ) type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs and the impact is determinable.

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

Backlog (in millions)	Jul 2, 2017	Dec 31, 2016
Integrated Defense Systems	$10,055	$10,159
Intelligence, Information and Services	5,908	5,662
Missile Systems	11,382	11,568
Space and Airborne Systems	8,398	8,834
Forcepoint(1)	425	486
Total	$36,168	$36,709

(1)
Forcepoint backlog excludes the unfavorable impact of $25 million and $45 million at July 2, 2017 and December 31, 2016, respectively, related to the Acquisition Accounting Adjustments to record acquired deferred revenue at fair value.

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

Total net sales by segment were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Integrated Defense Systems	$1,462	$1,399	$2,860	$2,735
Intelligence, Information and Services	1,555	1,587	3,062	3,119
Missile Systems	1,901	1,706	3,657	3,429
Space and Airborne Systems	1,608	1,547	3,163	2,992
Forcepoint	138	137	282	276
Eliminations	(372)	(326)	(722)	(673)
Total business segment sales	6,292	6,050	12,302	11,878
Acquisition Accounting Adjustments	(11)	(21)	(21)	(47)
Total	$6,281	$6,029	$12,281	$11,831

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

	Three Months Ended		Six Months Ended
EAC Adjustments (in millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Gross favorable	$236	$228	$465	$407
Gross unfavorable	(124)	(94)	(299)	(252)
Total net EAC adjustments	$112	$134	$166	$155

Significant EAC adjustments in the second quarters and first six months of 2017 and 2016 are discussed in the Operating Income and Margin section of each business segment's discussion below. The decrease in net EAC adjustments of $22 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to the decrease in net EAC adjustments at SAS. The increase in net EAC adjustments of $11 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to the increase in net EAC adjustments at IDS partially offset by the decrease in net EAC adjustments at SAS. Refer to the individual segment results for further information.

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

Operating income by segment was as follows:

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Integrated Defense Systems	$245	$376	$457	$522
Intelligence, Information and Services	115	120	226	224
Missile Systems	236	233	452	425
Space and Airborne Systems	218	205	408	372
Forcepoint	2	10	18	28
Eliminations	(37)	(34)	(74)	(67)
Total business segment operating income	779	910	1,487	1,504
Acquisition Accounting Adjustments	(42)	(51)	(84)	(109)
FAS/CAS Adjustment	109	109	217	214
Corporate	3	4	(30)	(24)
Total	$849	$972	$1,590	$1,585

Integrated Defense Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	% Change	Jul 2, 2017	Jul 3, 2016	% Change
Total net sales	$1,462	$1,399	4.5%	$2,860	$2,735	4.6%
Total operating expenses
Cost of sales—labor	530	498	6.4%	1,065	1,007	5.8%
Cost of sales—materials and subcontractors	465	482	(3.5)%	884	935	(5.5)%
Other cost of sales and other operating expenses	222	43	416.3%	454	271	67.5%
Total operating expenses	1,217	1,023	19.0%	2,403	2,213	8.6%
Operating income	$245	$376	(34.8)%	$457	$522	(12.5)%
Operating margin	16.8%	26.9%		16.0%	19.1%

Change in Operating Income (in millions)	Three Months Ended Jul 2, 2017 Versus Three Months Ended Jul 3, 2016			Six Months Ended Jul 2, 2017 Versus Six Months Ended Jul 3, 2016
Volume		$5			$5
Net change in EAC adjustments		5			45
Mix and other performance		(141)			(115)
Total change in operating income		$(131)			$(65)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	% Change	Jul 2, 2017	Jul 3, 2016	% Change
Bookings	$1,231	$1,273	(3.3)%	$2,862	$2,290	25.0%

Total Net Sales—The increase in total net sales of $63 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to higher net sales of $44 million on an international early warning radar program awarded in the first quarter of 2017, $32 million on a U.S. Navy combat systems program driven by program schedule and $30 million on an international Patriot program driven by an award in the fourth quarter of 2016, partially offset by lower sales of $47 million on an international air and missile defense system program due to the scheduled completion of certain production phases of the program.

The increase in total net sales of $125 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to higher net sales of $109 million on an international early warning radar program awarded in the first quarter of 2017.

Total Operating Expenses—The increase in total operating expenses of $194 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to an increase in other cost of sales and other operating expenses of $179 million and an increase in labor costs of $32 million. The increase in other cost of sales and other operating expenses was principally driven by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in Consolidated Results of Operations. The increase in labor costs was primarily due to activity on the international early warning radar program described above in Total Net Sales.

The increase in total operating expenses of $190 million in the first six months of 2017 compared to the first six months of 2016 was due to an increase in other cost of sales and other operating expenses of $183 million and an increase in labor costs of $58 million, partially offset by a decrease in materials and subcontractors costs of $51 million. The increase in other cost of sales and other operating expenses was principally driven by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in Consolidated Results of Operations. The increase in labor costs was primarily due to activity on the international early warning radar program described above in Total Net Sales. The decrease in materials and subcontractors costs was primarily due to lower activity on an international air and missile defense system program driven by the scheduled completion of certain production phases of the program.

Operating Income and Margin—The decrease in operating income of $131 million and the related decrease in operating margin in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to a change in mix and other performance of $141 million, principally driven by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter 2016 as described in Consolidated Results of Operations, partially offset by higher volume on the international Patriot program described above in Total Net Sales.

The decrease in operating income of $65 million and the related decrease in operating margin in the first six months of 2017 compared to the first six months of 2016 was primarily due to a change in mix and other performance of $115 million, partially offset by a net change in EAC adjustments of $45 million. The change in mix and other performance was driven principally by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016 as described in Consolidated Results of Operations, partially offset by higher volume on an international Patriot program driven by an award in the fourth quarter of 2016. The net change in EAC adjustments was driven principally by a negative profit adjustment of $36 million in the first quarter of 2016 on an international command and control program driven by costs to replace or repair shelters which the subcontractor refused to remedy resulting in the subcontractor being terminated.

Backlog and Bookings—Backlog was $10,055 million at July 2, 2017 compared to $10,159 million at December 31, 2016. Bookings decreased by $42 million in the second quarter of 2017 compared to the second quarter of 2016. In the second quarter of 2017, IDS booked $364 million on the Air and Missile Defense Radar (AMDR) program for the U.S. Navy and $146 million on the Multi-Function RF System (MFRFS) program for the U.S. Army. IDS also booked $178 million on two international Patriot contracts. In the second quarter of 2016, IDS booked $487 million to provide advanced Patriot air and missile defense capabilities for Kuwait. IDS also booked $354 million on the Aegis weapon system for the U.S. Navy and international customers and $117 million for in-service support for the Collins class submarine for the Royal Australian Navy.

Bookings increased by $572 million in the first six months of 2017 compared to the first six months of 2016. In addition to the bookings noted above, in the first six months of 2017, IDS booked $987 million for the Upgraded Early Warning Radar (UEWR) system for Qatar and $232 million to provide Patriot engineering services support for U.S. and international customers. In addition to the bookings noted above, in the first six months of 2016, IDS booked $191 million to provide Patriot engineering services support for U.S. and international customers and $84 million to provide advanced Patriot air and missile defense capability for the U.S. Army. IDS also booked $198 million on a classified program.

Intelligence, Information and Services
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	% Change	Jul 2, 2017	Jul 3, 2016	% Change
Total net sales	$1,555	$1,587	(2.0)%	$3,062	$3,119	(1.8)%
Total operating expenses
Cost of sales—labor	651	650	0.2%	1,307	1,292	1.2%
Cost of sales—materials and subcontractors	573	620	(7.6)%	1,119	1,216	(8.0)%
Other cost of sales and other operating expenses	216	197	9.6%	410	387	5.9%
Total operating expenses	1,440	1,467	(1.8)%	2,836	2,895	(2.0)%
Operating income	$115	$120	(4.2)%	$226	$224	0.9%
Operating margin	7.4%	7.6%		7.4%	7.2%

Change in Operating Income (in millions)	Three Months Ended Jul 2, 2017 Versus Three Months Ended Jul 3, 2016			Six Months Ended Jul 2, 2017 Versus Six Months Ended Jul 3, 2016
Volume		$(3)			$(5)
Net change in EAC adjustments		4			(4)
Mix and other performance		(6)			11
Total change in operating income		$(5)			$2

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	% Change	Jul 2, 2017	Jul 3, 2016	% Change
Bookings	$1,373	$1,599	(14.1)%	$3,107	$2,852	8.9%

Total Net Sales—Total net sales in the second quarter of 2017 were relatively consistent with the second quarter of 2016. Included in the change in total net sales was lower net sales of $21 million on a program for the U.S. Army which substantially completed in 2016 and higher net sales of $35 million on programs in support of the U.S. Army’s Warfighter FOCUS activities driven principally by customer determined activity levels.

Total net sales in the first six months of 2017 were relatively consistent with the first six months of 2016. Included in the change was lower net sales of $41 million on a program for the U.S. Army which substantially completed in 2016, lower net sales of $38 million on a classified program for an international customer, which substantially completed in 2016, higher net sales of $49 million on programs in support of the U.S. Army’s Warfighter FOCUS activities driven principally by customer determined activity levels and higher net sales of $42 million on a U.S. Air Force program due to increased contract activities.

Total Operating Expenses—Total operating expenses in the second quarter of 2017 were relatively consistent with the second quarter of 2016. The decrease in materials and subcontractors costs of $47 million was driven principally by the programs described above in Total Net Sales with the remaining change spread across numerous programs with no individual or common significant driver. The increase in other cost of sales and other operating expenses of $19 million was spread across numerous programs with no individual or common significant driver.

Total operating expenses in the first six months of 2017 were relatively consistent with the first six months of 2016. Over half of the decrease in material and subcontractors costs of $97 million was driven principally by activity on the program for the U.S. Army and on the classified program for an international customer, both described above in Total Net Sales. This was partially offset by activity on the programs in support of the U.S. Army’s Warfighter FOCUS activities described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in other cost of sales and other operating expenses of $23 million was spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—Operating income and margin in the second quarter of 2017 were relatively consistent with the second quarter of 2016.

Operating income and margin in the first six months of 2017 were relatively consistent with the first six months of 2016. Included in mix and other performance in the first six months of 2017 was a $2 million gain on a real estate transaction in the first quarter of 2017.

Backlog and Bookings—Backlog was $5,908 million at July 2, 2017 compared to $5,662 million at December 31, 2016. The increase in backlog of $246 million or 4% at July 2, 2017 compared to December 31, 2016 was primarily due to the U.S. Air Force programs bookings described below. Bookings decreased by $226 million in the second quarter of 2017 compared to the second quarter of 2016. In the second quarter of 2017, IIS booked $308 million on domestic training programs and $66 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $555 million on a number of classified contracts, including $228 million on a multi-year award for a classified customer. In the second quarter of 2016, IIS booked $445 million on domestic training programs and $129 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $483 million on a number of classified contracts.

Bookings increased by $255 million in the first six months of 2017 compared to the first six months of 2016. In addition to the bookings above, in the first six months of 2017, IIS booked approximately $1.1 billion on U.S. Air Force programs and $390 million on a number of classified contracts. In addition to the bookings above, in the first six months of 2016, IIS booked approximately $400 million on U.S. Air Force programs and $555 million on a number of classified contracts.

Missile Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	% Change	Jul 2, 2017	Jul 3, 2016	% Change
Total net sales	$1,901	$1,706	11.4%	$3,657	$3,429	6.6%
Total operating expenses
Cost of sales—labor	561	528	6.3%	1,110	1,054	5.3%
Cost of sales—materials and subcontractors	845	706	19.7%	1,626	1,353	20.2%
Other cost of sales and other operating expenses	259	239	8.4%	469	597	(21.4)%
Total operating expenses	1,665	1,473	13.0%	3,205	3,004	6.7%
Operating income	$236	$233	1.3%	$452	$425	6.4%
Operating margin	12.4%	13.7%		12.4%	12.4%

Change in Operating Income (in millions)	Three Months Ended Jul 2, 2017 Versus Three Months Ended Jul 3, 2016			Six Months Ended Jul 2, 2017 Versus Six Months Ended Jul 3, 2016
Volume		$27			$28
Net change in EAC adjustments		(8)			(2)
Mix and other performance		(16)			1
Total change in operating income		$3			$27

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	% Change	Jul 2, 2017	Jul 3, 2016	% Change
Bookings	$2,755	$1,891	45.7%	$3,498	$3,523	(0.7)%

Total Net Sales—The increase in total net sales of $195 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to $46 million of higher net sales on the Standard Missile-2 (SM-2) program due to the recognition of previously deferred precontract costs based on contract award in the second quarter of 2017, $38 million of higher net sales on the Standard Missile-3 (SM-3®) program primarily due to planned increases in production and $36 million of higher net sales on the Paveway™ program principally driven by international requirements.

The increase in total net sales of $228 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to $79 million of higher net sales on the SM-3 program principally driven by planned increases in production, $76 million of higher net sales on the Paveway program principally driven by international requirements, $47 million of higher net sales on an international missile defense program due to planned increases in production and $41 million of higher net sales on the SM-2 program due to the recognition of previously deferred precontract costs based on contract award in the second quarter of 2017, partially offset by $100 million of lower net sales on the Advanced Medium-Range Air-to-Air Missile (AMRAAM®) program driven by the recognition of previously deferred precontract costs based on contract award in the first six months of 2016 and $57 million of lower net sales on the Exoatmospheric Kill Vehicle (EKV) program due to planned production ramp down, with the remaining change spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The increase in total operating expenses of $192 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to an increase in materials and subcontractors costs of $139 million, an increase in labor costs of $33 million and an increase in other cost of sales and other operating expenses of $20 million. Approximately half of the increase in materials and subcontractors costs was driven by activity on the Woomera Mobile Range Upgrade program, the Phalanx® program and an international missile defense program, all driven by program requirements, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in labor costs was primarily due to higher activity on certain classified programs. The increase in other cost of sales and other operating expenses was driven principally by higher general and administrative expenses driven by independent research and development activities, which had an impact of $45 million and the amount of previously deferred precontract costs based on contract awards, which had an impact of $33 million, partially offset by the timing of costs applied to contracts through rates, which had an impact of $29 million.

The increase in total operating expenses of $201 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to an increase in materials and subcontractors costs of $273 million and an increase in labor costs of $56 million, partially offset by a decrease in other cost of sales and other operating expenses of $128 million. A little less than half of the increase in materials and subcontractors costs was driven by activity on the Phalanx program due to program requirements and the Paveway and international missile defense programs both described above in Total Net Sales. The remaining change was spread across numerous programs with no individual or common significant driver. Approximately half of the increase in labor costs was driven by certain classified programs with the remaining change spread across numerous programs with no individual or common significant driver. The decrease in other cost of sales and other operating expenses was driven principally by the timing of costs applied to contracts through rates, which had an impact of $46 million and the amount of previously deferred precontract costs based on contract awards, which had an impact of $45 million.

Operating Income and Margin—Operating income in the second quarter of 2017 was relatively consistent with the second quarter of 2016. The decrease in operating margin in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to mix and other performance and the net change in EAC adjustments. The change in mix and other performance was spread across numerous programs with no individual or common significant driver. The net change in EAC adjustments was driven by increased labor costs on a land weapon system program.

The increase in operating income of $27 million in the first six months of 2017 compared to the first six months of 2016 was due to an increase in volume of $28 million. The increase in volume was spread across numerous programs with no individual or common significant driver. Operating margin in the first six months of 2017 was relatively consistent with the first six months of 2016.

Backlog and Bookings—Backlog was $11,382 million at July 2, 2017 compared to $11,568 million at December 31, 2016. Bookings increased by $864 million in the second quarter of 2017 compared to the second quarter of 2016. In the second quarter of 2017, MS booked $690 million for Paveway for international customers, $619 million for SM-2 for the U.S. Navy and international customers, $436 million for SM-3 for the Missile Defense Agency (MDA), $116 million for the Long Range Precision Fires (LRPF) Missile system for the U.S. Army, $113 million for AIM-9X Sidewinder™ short-range air-to-air missiles, and $90 million for AMRAAM. MS also booked $214 million on classified contracts. In the second quarter of 2016, MS booked $297 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy, U.S. Air Force, U.S. Army and international customers, $292 million for Paveway for the U.S. Air Force and international customers, $217 million for SM-3 for the MDA and an international customer, $186 million for the Woomera Mobile Range Upgrade program for the Royal Australian Air Force, $122 million for the Miniature Air Launched Decoy (MALD®) for the U.S. Air Force, $118 million for Evolved SeaSparrow Missiles (ESSM®) for the U.S. Navy and international customers, and $109 million for AMRAAM for the U.S. Air Force, U.S. Navy, and international customers. MS also booked $95 million on a number of classified contracts.

Bookings decreased by $25 million in the first six months of 2017 compared to the first six months of 2016. In addition to the bookings above, in the first six months of 2017, MS booked $203 million for AIM-9X Sidewinder short-range air-to-air missiles for U.S. and international customers and $159 million for Paveway for international customers. In addition to the bookings above, in the first six months of 2016, MS booked $646 million for AMRAAM for the U.S. Air Force, U.S. Navy and international customers, $272 million for Standard Missile-6 (SM-6®) for the U.S. Navy and $225 million for Paveway for the U.S. Air Force and international customers.

Space and Airborne Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	% Change	Jul 2, 2017	Jul 3, 2016	% Change
Total net sales	$1,608	$1,547	3.9%	$3,163	$2,992	5.7%
Total operating expenses
Cost of sales—labor	659	625	5.4%	1,325	1,225	8.2%
Cost of sales—materials and subcontractors	478	462	3.5%	920	854	7.7%
Other cost of sales and other operating expenses	253	255	(0.8)%	510	541	(5.7)%
Total operating expenses	1,390	1,342	3.6%	2,755	2,620	5.2%
Operating income	$218	$205	6.3%	$408	$372	9.7%
Operating margin	13.6%	13.3%		12.9%	12.4%

Change in Operating Income (in millions)	Three Months Ended Jul 2, 2017 Versus Three Months Ended Jul 3, 2016			Six Months Ended Jul 2, 2017 Versus Six Months Ended Jul 3, 2016
Volume		$9			$20
Net change in EAC adjustments		(23)			(28)
Mix and other performance		27			44
Total change in operating income		$13			$36

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	% Change	Jul 2, 2017	Jul 3, 2016	% Change
Bookings	$1,058	$2,217	(52.3)%	$2,533	$4,419	(42.7)%

Total Net Sales—Total net sales increased $61 million in the second quarter of 2017 compared to the second quarter of 2016. Included in the change in total net sales were higher net sales of $32 million on a domestic classified program awarded in the third quarter of 2016 and lower net sales of $50 million on an international classified program awarded in the first quarter of 2016 due to planned reduced schedule requirements. The remaining change was spread across numerous programs with no individual or common significant driver.

The increase in total net sales of $171 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to higher net sales of $68 million on the Next Generation Jammer (NGJ) program for the U.S. Navy, awarded in the second quarter of 2016 and higher net sales of $60 million on the domestic classified program awarded in the third quarter of 2016, partially offset by lower net sales of $61 million on an international classified program awarded in the first quarter of 2016 due to planned reduced schedule requirements. The remaining change was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The increase in total operating expenses of $48 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to an increase in labor costs of $34 million, approximately half of which was driven by activity on the domestic classified program described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

The increase in total operating expenses of $135 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to an increase in labor costs of $100 million and an increase in materials and subcontractors costs of $66 million, partially offset by a decrease in other costs of sales and other operating expenses of $31 million. The increase in labor costs was primarily driven by activity on the NGJ and domestic classified programs described above in Total Net Sales. The increase in materials and subcontractors costs was primarily driven by the activity on certain classified programs and activity on the NGJ program described above in Total Net Sales, partially offset by activity on the international classified program awarded in the first quarter of 2016 described above in Total Net Sales. The decrease in other cost of sales and other operating expenses was primarily due to a gain of $15 million on a real estate transaction in the second quarter of 2017 and the amount of previously deferred precontract costs based on contract awards, which had an impact of $13 million, partially offset by the timing of costs applied to contracts through rates, which had an impact of $26 million. The remaining change in other cost of sales and other operating expenses was spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—The increase in operating income of $13 million in the second quarter of 2017 compared to the second quarter of 2016 was due primarily to a change in mix and other performance of $27 million and an increase in volume of $9 million, partially offset by a net change in EAC adjustments of $23 million. The increase in mix and other performance was driven primarily by a gain of $15 million on a real estate transaction in the second quarter of 2017. The increase in volume was spread across numerous programs with no individual or common significant driver. The net change in EAC adjustments was principally driven by labor and material production efficiencies on tactical radar systems programs in the second quarter of 2016. The increase in operating margin in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

The increase in operating income of $36 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to a change in mix and other performance of $44 million and an increase in volume of $20 million, partially offset by a net change in EAC adjustments of $28 million. The increase in mix and other performance was primarily driven by a gain of $15 million on a real estate transaction in the second quarter of 2017 with the remaining change spread across numerous programs with no individual or common significant driver. Approximately half of the increase in volume was driven by activity on the programs discussed above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The net change in EAC adjustments was primarily driven by labor and material production efficiencies on tactical radar systems programs in the first six months of 2016. The increase in operating margin in the first six months of 2017 compared to the first six months of 2016 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

Backlog and Bookings—Backlog was $8,398 million at July 2, 2017 compared to $8,834 million at December 31, 2016. The decrease in backlog of $436 million or 5% at July 2, 2017 compared to December 31, 2016 was primarily due to sales in excess of bookings principally within the Intelligence, Surveillance and Reconnaissance Systems product line. Bookings decreased by $1,159 million in the second quarter of 2017 compared to the second quarter of 2016. In the second quarter of 2017, SAS booked $91 million for radar components for the U.S. Navy. SAS also booked $137 million on a number of classified contracts. In the second quarter of 2016, SAS booked $992 million on the NGJ program for the U.S. Navy and $90 million on the next-generation Multi-Spectral Targeting System (MTS) for the U.S. Air Force. SAS also booked $424 million on a number of classified contracts.

Bookings decreased by $1,886 million in the first six months of 2017 compared to the first six months of 2016. In addition to the bookings noted above, in the first six months of 2017, SAS booked $256 million for Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and $250 million on two contracts for international customers, one for military processors and one for radar warning receivers. SAS also booked $402 million on a number of classified contracts. In addition to the bookings noted above, in the first six months of 2016, SAS booked over $650 million on an international classified program, $553 million on the Joint Polar Satellite System (JPSS) program for NASA, and $470 million on a number of domestic classified contracts.

Forcepoint
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	% Change	Jul 2, 2017	Jul 3, 2016	% Change
Total net sales	$138	$137	0.7%	$282	$276	2.2%
Total operating expenses
Cost of sales	26	28	(7.1)%	51	52	(1.9)%
Selling and marketing	58	48	20.8%	112	94	19.1%
Research and development	35	32	9.4%	67	64	4.7%
General and administrative	17	19	(10.5)%	34	38	(10.5)%
Total operating expenses	136	127	7.1%	264	248	6.5%
Operating income (loss)	$2	$10	(80.0)%	$18	$28	(35.7)%
Operating margin	1.4%	7.3%		6.4%	10.1%

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 2, 2017	Jul 3, 2016	% Change	Jul 2, 2017	Jul 3, 2016	% Change
Bookings	$115	$123	(6.5)%	$220	$220	—%

Total Net Sales— Total net sales in the second quarter of 2017 were relatively consistent with the second quarter of 2016. Included in total net sales was $4 million of higher Network Security sales primarily due to new business growth and $5 million of lower sales related to filtering products within Cloud Security. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

The increase in total net sales of $6 million in the first six months of 2017 compared to the first six months of 2016 was primarily driven by $9 million of higher sales due to a higher mix of bookings with upfront sales recognition within Cloud Security and Data & Insider Threat Security and $8 million of higher Network Security sales due to new business growth, partially offset by $11 million of lower sales related to filtering products within Cloud Security. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

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

Total operating expenses in the second quarter of 2017 increased $9 million compared to the second quarter of 2016 primarily due to an increase in selling and marketing expense of $10 million, which was principally driven by higher costs related to the sales organization due to increased salesforce staffing. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Total operating expenses in the first six months of 2017 increased $16 million compared to the first six months of 2016 primarily driven by an increase in selling and marketing expense of $18 million, which was principally driven by higher costs related to the sales organization due to increased salesforce staffing. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Operating Income and Margin—The decrease in operating income of $8 million and the related decrease in operating margin in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to the increase in total operating expenses described above.

The decrease in operating income of $10 million and the related decrease in operating margin in the first six months of 2017 compared to the first six months of 2016 was primarily due to the increase in total operating expenses described above, partially offset by the increase in total net sales described above.

Backlog and Bookings—Backlog was $425 million at July 2, 2017 compared to $486 million at December 31, 2016. The decrease in backlog of $61 million or 13% at July 2, 2017 compared to December 31, 2016 was primarily due to the seasonality of the Cloud Security and Data & Insider Threat Security products experiencing lower bookings in the first half of each year.

Bookings decreased by $8 million in the second quarter of 2017 compared to the second quarter of 2016 primarily due to a $7 million decrease in Cloud Security bookings principally driven by filtering products.

Bookings in the first six months of 2017 were relatively consistent with the first six months of 2016. Included in the change in bookings was a $13 million decrease in Cloud Security bookings principally driven by filtering products, an $8 million increase in Data & Insider Threat Security bookings and a $7 million increase in Network Security bookings.

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

The components of Acquisition Accounting Adjustments were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Deferred revenue adjustment	$(11)	$(21)	$(21)	$(47)
Amortization of acquired intangibles	(31)	(30)	(63)	(62)
Total Acquisition Accounting Adjustments	$(42)	$(51)	$(84)	$(109)

The deferred revenue adjustment for the second quarters and first six months of 2017 and 2016 relates to the Forcepoint segment.

Amortization of acquired intangibles by segment was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Integrated Defense Systems	$—	$—	$—	$—
Intelligence, Information and Services	5	4	10	9
Missile Systems	1	1	1	1
Space and Airborne Systems	2	4	5	9
Forcepoint	23	21	47	43
Total	$31	$30	$63	$62

The change in our Acquisition Accounting Adjustments of $9 million in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to a $10 million decrease in the deferred revenue adjustment, principally driven by the acquisition of Websense in the second quarter of 2015. Amortization of acquired intangibles in the second quarter of 2017 was relatively consistent with the second quarter of 2016.

The change in our Acquisition Accounting Adjustments of $25 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to a $26 million decrease in the deferred revenue adjustment, principally driven by the acquisition of Websense in the second quarter of 2015. Amortization of acquired intangibles in the first six months of 2017 was relatively consistent with the first six months of 2016.

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

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Six Months Ended
FAS/CAS Adjustment Income (Expense) (in millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
FAS/CAS Pension Adjustment	$109	$108	$218	$213
FAS/CAS PRB Adjustment	—	1	(1)	1
FAS/CAS Adjustment	$109	$109	$217	$214

The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
FAS (expense)	$(319)	$(262)	$(638)	$(527)
CAS expense	428	370	856	740
FAS/CAS Pension Adjustment	$109	$108	$218	$213

The change in our FAS/CAS Pension Adjustment of $1 million in the second quarter of 2017 compared to the second quarter of 2016 was driven by a $58 million increase in our CAS expense and a $57 million increase in our FAS expense. The change in our FAS/CAS Pension Adjustment of $5 million in the first six months of 2017 compared to the first six months of 2016 was driven by a $116 million increase in our CAS expense and a $111 million increase in our FAS expense. The increase in our CAS expense in the second quarter and first six months of 2017 was primarily due to the CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with the Pension Protection Act of 2006, to measure liabilities in determining the CAS pension expense. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expense has been included in our contracts through our overhead forward pricing rates. The increase in our FAS expense in the second quarter and first six months of 2017 was primarily due to the decrease in our long-term return on assets (ROA) assumption as described in our Annual Report on Form 10-K for the year ended December 31, 2016 and, to a lesser extent, the lower discount rate at December 31, 2016 compared to the discount rate at December 31, 2015.

Corporate
Corporate operating income consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016	Jul 2, 2017	Jul 3, 2016
Corporate	$3	$4	$(30)	$(24)

Operating income related to Corporate in the second quarter and first six months of 2017 was relatively consistent with the second quarter and first six months of 2016, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Overview
We pursue a capital deployment strategy that balances funding for growing our business, including capital expenditures, acquisitions and research and development; prudently managing our balance sheet, including debt repayments and pension contributions; and returning cash to our shareholders, including dividend payments and share repurchases, as outlined below. Our need for, cost of and access to funds are dependent on future operating results, as well as other external conditions. We currently expect that cash and cash equivalents, available-for-sale securities, cash flow from operations and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, investment, debt service and other financing requirements during the next 12 months and for the foreseeable future.

In addition, the following table highlights selected measures of our liquidity and capital resources at July 2, 2017 and December 31, 2016:

(In millions)	Jul 2, 2017	Dec 31, 2016
Cash and cash equivalents	$2,167	$3,303
Short-term investments	410	100
Working capital	4,350	4,346
Amount available under credit facilities	950	1,250

Operating Activities

	Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016
Net cash provided by (used in) operating activities	$741	$1,071

The decrease in net cash provided by (used in) operating activities of $330 million in the first six months of 2017 compared to the first six months of 2016, was primarily due to the timing of vendor payments.

Pension Plan Contributions—We made the following contributions to our pension and PRB plans:

	Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016
Required pension contributions	$74	$79
PRB contributions	11	10

Tax Payments and Refunds—We made or (received) the following net tax payments or (refunds):

	Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016
Federal	$220	$165
Foreign	55	27
State	22	18

We expect full-year net federal, foreign and state tax payments to be approximately $868 million in 2017.

Interest Payments—We made interest payments on our outstanding debt of $116 million in both the first six months of 2017 and 2016.

Investing Activities

	Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016
Net cash provided by (used in) investing activities	$(522)	$(186)

The change in net cash provided by (used in) investing activities of $336 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to our short-term investments activity, which is described below.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016
Additions to property, plant and equipment	$181	$237
Additions to capitalized internal use software	33	26

We expect full-year property, plant and equipment and internal use software expenditures to be between approximately $555–$585 million and $95–$110 million, respectively, in 2017, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016
Purchases of short-term investments	$(399)	$(472)
Maturities of short-term investments	100	599

Acquisitions—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria. Payments for purchases of acquired companies, net of cash acquired, were as follows:

	Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016
Payments for purchases of acquired companies, net of cash acquired	$(39)	$(57)

The decrease of $18 million in payments for purchases of acquired companies, net of cash acquired, in the first six months of 2017 compared to the first six months of 2016 was due to Forcepoint's acquisition of the Stonesoft next-generation firewall (NGFW) business, including the Sidewinder proxy firewall technology, in January 2016, offset by Forcepoint's acquisition of the Skyfence cloud access security broker business in February 2017.

Financing Activities

	Six Months Ended
(In millions)	Jul 2, 2017	Jul 3, 2016
Net cash provided by (used in) financing activities	$(1,347)	$(1,197)

We generally use cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash provided by (used in) financing activities of $150 million in the first six months of 2017 compared to the first six months of 2016 was primarily due to the $591 million repayment of long-term debt in the second quarter of 2017, partially offset by the net proceeds from commercial paper issuance of $300 million, the activity on our share repurchases and the $90 million net cash payment that we made to Thales S.A. in the second quarter of 2016 related to our acquisition of Thales S.A.'s noncontrolling interest in RCCS LLC and the sale of our equity method investment in TRS SAS as a result of the amendment to the joint venture agreement as described in Consolidated Results of Operations.

Commercial Paper—In the second quarter of 2017, we received net proceeds of $300 million from the issuance of short-term commercial paper.

Debt—In the second quarter of 2017, we exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasury rates, $591 million of our long-term debt due March and December 2018 at a loss of $39 million pretax, $25 million after tax, which is included in other (income) expense, net.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. At July 2, 2017, we had approximately $1.1 billion available under the 2015 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards (RSAs), restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Six Months Ended
(In millions)	Jul 2, 2017		Jul 3, 2016
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$500	3.3	$602	4.8
Shares repurchased to satisfy tax withholding obligations	79	0.5	92	0.7
Total share repurchases	$579	3.8	$694	5.5

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Six Months Ended
(In millions, except per share amounts)	Jul 2, 2017	Jul 3, 2016
Cash dividends declared per share	$1.5950	$1.4650
Total dividends paid	447	419

In March 2017, our Board of Directors authorized an 8.9% increase to our annual dividend payout rate from $2.93 to $3.19 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total long-term debt was $4.7 billion and $5.3 billion at July 2, 2017 and December 31, 2016, respectively. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2020 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $2.6 billion and $3.4 billion at July 2, 2017 and December 31, 2016, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $786 million and $641 million at July 2, 2017 and December 31, 2016, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

Commercial Paper—The Company may issue up to $1.25 billion of unsecured commercial paper notes, as the commercial paper is backed by our credit facility. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance. At July 2, 2017, short-term commercial paper borrowings outstanding were $300 million, which had a weighted average interest rate and original maturity period of 1.221% and 25 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the first six months of 2017 was $300 million. At December 31, 2016, there were no commercial paper borrowings outstanding.

Credit Facilities—In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at July 2, 2017, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from 20 separate highly rated lenders, each committing no more than 10% of the facility. As of July 2, 2017 and December 31, 2016, there were no borrowings outstanding under this credit facility and no outstanding letters of credit. At July 2, 2017, there was $300 million of commercial paper outstanding which reduced the remaining amount available for borrowing under the credit facility to $950 million.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants as of July 2, 2017. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 31.8% at July 2, 2017. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

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

(In millions, except percentages)	Jul 2, 2017	Dec 31, 2016
Total remediation costs—undiscounted	$210	$219
Weighted average discount rate	5.2%	5.2%
Total remediation costs—discounted	$146	$147
Recoverable portion	95	92

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

Financing Arrangements and Other—We issue guarantees, and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2025. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following:

(In millions)	Jul 2, 2017	Dec 31, 2016
Guarantees	$208	$190
Letters of credit	2,560	2,345
Surety bonds	127	127

Included in guarantees and letters of credit described above were $208 million and $45 million, respectively, at July 2, 2017, and $180 million and $44 million, respectively, at December 31, 2016, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). As previously disclosed in our Form 10-K for the year ended December 31, 2016, the joint venture agreement for the TRS joint venture was amended and restated in 2016, reducing the scope of the joint venture to Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2) only. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At July 2, 2017, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at July 2, 2017. We had an estimated liability of $3 million, at July 2, 2017 and December 31, 2016 related to these guarantees and letters of credit.

The joint venture agreement between Raytheon and Vista Equity Partners relating to Forcepoint provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option, which became exercisable on May 29, 2017. The put option allows Vista Equity Partners to require Raytheon to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of the put option; however, the ultimate timing will depend on the actions of the parties and other factors. Lastly, at any time on or after three years following the closing date, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. At July 2, 2017, the fair value of the noncontrolling interest is estimated at $349 million and is subject to change based upon market conditions and business performance. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest, outside of stockholders' equity, in our consolidated balance sheets could differ from the parties' determination of fair value for the put option under the joint venture agreement.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At July 2, 2017, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $8.8 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

We do not expect any material impact on our financial results from regional developments regarding Qatar. Almost all of our contracts in Qatar are foreign military sales contracts through the U.S. government and represent less than 6.5% of our backlog at July 2, 2017.

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

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against, or initiated by, us. We do not expect any of these proceedings to result in any additional liability or gains that would materially affect our financial position, results of operations or liquidity. In connection with certain of our legal matters, we may be entitled to insurance recovery for qualified legal costs or other incurred costs. We do not expect any insurance recovery to have a material impact on the financial exposure that could result from these matters.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows by providing guidance on eight specific cash flow issues, including requirements that cash payments for debt prepayment or debt extinguishment costs be classified as cash outflows for financing activities and proceeds from the settlement of corporate-owned life insurance policies be classified as cash inflows from investing activities. The provisions of ASU 2016-15 are effective for years beginning after December 15, 2017, with early adoption permitted. We elected to early adopt the requirements of the new standard in the first quarter of 2017 using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to our consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of ASU 2016-18 are effective for years beginning after December 15, 2017, with early adoption permitted. We elected to early adopt the requirements of the new standard in the first quarter of 2017 using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to our consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

(In millions)	Jul 2, 2017	Dec 31, 2016
Cash and cash equivalents	$2,167	$3,303
Restricted cash	8	—
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$2,175	$3,303

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), which changes certain presentation and disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit (PRB) plans. This requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. In addition, only the service cost component will be eligible for capitalization when applicable, on a prospective basis. The provisions of ASU 2017-07 are effective for years beginning after December 15, 2017. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. We expect the standard to increase 2016 and 2017 operating income due to the removal of the non-service component of FAS pension expense by $601 million and an estimated $800 million, respectively, and to decrease non-operating income by the same amount with zero impact to net income in both periods. We do not expect a material impact from the new requirement to only allow capitalization of the service cost component of net benefit cost.

Other new pronouncements issued but not effective until after July 2, 2017 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of July 2, 2017 and December 31, 2016 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at July 2, 2017 and December 31, 2016.

Principal payments and interest rate detail for long-term debt by contractual maturity dates as of July 2, 2017 and December 31, 2016, respectively, were as follows:

(In millions, except percentages)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$1,500	$—	$3,292	$4,792	$5,288
Average interest rate	—	—	—	3.550%	—	4.229%	4.017%

(In millions, except percentages)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$591	$—	$1,500	$—	$3,292	$5,383	$5,848
Average interest rate	—	6.549%	—	3.550%	—	4.229%	4.295%

In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,097 million and $1,277 million at July 2, 2017 and December 31, 2016, respectively. The net notional exposure of these contracts was approximately $197 million and $342 million at July 2, 2017 and December 31, 2016, respectively.

For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $40 million and $53 million were included in other assets, net, and unrealized losses of $25 million and $48 million were included in other current liabilities at July 2, 2017 and December 31, 2016, respectively.

Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At July 2, 2017, we had short-term investments with a fair value of $410 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit which had an average maturity of one month).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of July 2, 2017.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of July 2, 2017 were effective.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
April (April 3, 2017 - April 30, 2017)	29	$151.23	—	$1.2
May (May 1, 2017 - May 28, 2017)	81,894	159.36	81,528	1.2
June (May 29, 2017 - July 2, 2017)	760,944	162.23	537,180	1.1
Total	842,867	$161.95	618,708

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the second quarter of 2017 includes the surrender by employees of 224,159 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	In November 2015, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock.

ITEM 6. EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

10.1	Raytheon 2017 Incentive Plan, filed as Appendix A to the Company’s definitive proxy statement filed on April 21, 2017, is hereby incorporated by reference.

10.2	Raytheon 2010 Stock Plan, as amended as of May 24, 2017.*

10.3	Form of Restricted Stock Award Agreement under the Raytheon 2010 Stock Plan.*

10.4	Form of Restricted Stock Unit Award Agreement under the Raytheon 2010 Stock Plan.*

10.5	Form of Performance Stock Unit Award Agreement with respect to the Long-Term Performance Plan, under the Raytheon 2010 Stock Plan.*

10.6	Form of Restricted Stock Unit Award Agreement for Certain Retirement Eligible Employees under Raytheon 2010 Stock Plan.*

10.7	Form of Restricted Stock Unit Award Agreement for Certain Retirement Eligible Non U.S. Employees under Raytheon 2010 Stock Plan.*

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of Thomas A. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Anthony F. O'Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Thomas A. Kennedy pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Anthony F. O'Brien pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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
July 27, 2017