Form 10-Q
period 2017-10-01
RAYTHEON CO/
filed 2017-10-26
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of October 23, 2017 was 289,087,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance, including with respect to: our liquidity and capital resources; our capital expenditures; our bookings and backlog; our expected tax payments; our pension expense and funding; the impact of new accounting pronouncements; our unrecognized tax benefits; our expectations regarding customer contracts; our international sales; our recognition of revenue on certain performance obligations; the impact of acquisitions, investments and other business arrangements and the tax deductibility of goodwill; our reclassifications of gains on cash flow hedges; the impact and outcome of audits and legal and administrative proceedings, claims, investigations and commitments and contingencies; and the impact of changes in foreign currency rates. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	Oct 1, 2017	Dec 31, 2016
Assets
Current assets
Cash and cash equivalents	$2,311	$3,303
Short-term investments	—	100
Receivables, net	1,393	1,163
Contract assets	5,892	5,041
Inventories	693	608
Prepaid expenses and other current assets	489	670
Total current assets	10,778	10,885
Property, plant and equipment, net	2,248	2,166
Goodwill	14,878	14,788
Other assets, net	2,374	2,399
Total assets	$30,278	$30,238

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Commercial paper	$300	$—
Contract liabilities	2,519	2,646
Accounts payable	1,347	1,520
Accrued employee compensation	1,165	1,234
Other current liabilities	1,161	1,139
Total current liabilities	6,492	6,539
Accrued retiree benefits and other long-term liabilities	7,791	7,758
Long-term debt	4,749	5,335
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest (Note 8)	389	449

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 289 and 293 shares outstanding at October 1, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(7,075)	(7,411)
Retained earnings	17,929	17,565
Total Raytheon Company stockholders’ equity	10,857	10,157
Noncontrolling interests in subsidiaries	—	—
Total equity	10,857	10,157
Total liabilities, redeemable noncontrolling interest and equity	$30,278	$30,238

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Net sales
Products	$5,305	$5,061	$15,656	$14,990
Services	979	953	2,909	2,855
Total net sales	6,284	6,014	18,565	17,845
Operating expenses
Cost of sales—products	3,872	3,705	11,531	10,948
Cost of sales—services	818	769	2,374	2,329
General and administrative expenses	736	710	2,212	2,153
Total operating expenses	5,426	5,184	16,117	15,430
Operating income	858	830	2,448	2,415
Non-operating (income) expense, net
Interest expense	48	58	157	174
Interest income	(4)	(4)	(14)	(12)
Other (income) expense, net	(2)	(4)	26	(7)
Total non-operating (income) expense, net	42	50	169	155
Income from continuing operations before taxes	816	780	2,279	2,260
Federal and foreign income taxes	248	239	667	601
Income from continuing operations	568	541	1,612	1,659
Income (loss) from discontinued operations, net of tax	(1)	1	2	1
Net income	567	542	1,614	1,660
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(5)	(2)	(17)	(29)
Net income attributable to Raytheon Company	$572	$544	$1,631	$1,689

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.97	$1.84	$5.59	$5.68
Income (loss) from discontinued operations, net of tax	—	—	0.01	—
Net income	1.97	1.84	5.60	5.68
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.97	$1.84	$5.59	$5.67
Income (loss) from discontinued operations, net of tax	—	—	0.01	—
Net income	1.97	1.84	5.60	5.68
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$573	$543	$1,629	$1,688
Income (loss) from discontinued operations, net of tax	(1)	1	2	1
Net income	$572	$544	$1,631	$1,689

Dividends declared per share	$0.7975	$0.7325	$2.3925	$2.1975

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Net income	$567	$542	$1,614	$1,660
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Net loss arising during period	(497)	(174)	(497)	(174)
Amortization of prior service cost included in net periodic cost	1	—	3	2
Amortization of net actuarial loss included in net income	327	267	890	758
Loss due to settlements	—	1	—	4
Pension and other postretirement benefit plans, net	(169)	94	396	590
Foreign exchange translation	27	(32)	71	(78)
Cash flow hedges	3	8	11	16
Unrealized gains on investments and other, net	—	13	—	15
Other comprehensive income (loss), before tax	(139)	83	478	543
Income tax benefit (expense) related to items of other comprehensive income (loss)	58	(40)	(142)	(223)
Other comprehensive income (loss), net of tax	(81)	43	336	320
Total comprehensive income	486	585	1,950	1,980
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(5)	(2)	(17)	(29)
Comprehensive income attributable to Raytheon Company	$491	$587	$1,967	$2,009

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Nine Months Ended October 1, 2017 and October 2, 2016 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at December 31, 2016	$3	$—	$(7,411)	$17,565	$10,157	$—	$10,157
Net income (loss)				1,631	1,631		1,631
Other comprehensive income (loss), net of tax			336		336		336
Adjustment of redeemable noncontrolling interest to redemption value				90	90		90
Distributions and other activity related to noncontrolling interests					—		—
Dividends declared		2		(697)	(695)		(695)
Common stock plans activity		122			122		122
Share repurchases		(124)		(660)	(784)		(784)
Balance at October 1, 2017	$3	$—	$(7,075)	$17,929	$10,857	$—	$10,857

Balance at December 31, 2015	$3	$398	$(7,176)	$16,956	$10,181	$202	$10,383
Net income (loss)				1,689	1,689	(15)	1,674
Other comprehensive income (loss), net of tax			320		320		320
Adjustment of redeemable noncontrolling interest to redemption value				(23)	(23)		(23)
Distributions and other activity related to noncontrolling interests				(205)	(205)	(187)	(392)
Dividends declared		3		(653)	(650)		(650)
Common stock plans activity		130			130		130
Share repurchases		(531)		(365)	(896)		(896)
Balance at October 2, 2016	$3	$—	$(6,856)	$17,399	$10,546	$—	$10,546

(1)	Excludes redeemable noncontrolling interest which is not considered equity. See "Note 8: Forcepoint Joint Venture" for additional information.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016
Cash flows from operating activities
Net income	$1,614	$1,660
(Income) loss from discontinued operations, net of tax	(2)	(1)
Income from continuing operations	1,612	1,659
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	401	377
Stock-based compensation	127	120
Gain on sale of equity method investment	—	(158)
Loss on repayment of long-term debt	39	—
Deferred income taxes	(137)	(84)
Changes in assets and liabilities
Receivables, net	(226)	(64)
Contract assets and contract liabilities	(962)	(925)
Inventories	(83)	(37)
Prepaid expenses and other current assets	148	252
Income taxes receivable/payable	66	(78)
Accounts payable	(191)	52
Accrued employee compensation	(68)	(25)
Other current liabilities	35	(59)
Accrued retiree benefits	452	693
Other, net	(90)	(12)
Net cash provided by (used in) operating activities from continuing operations	1,123	1,711
Net cash provided by (used in) operating activities from discontinued operations	(1)	—
Net cash provided by (used in) operating activities	1,122	1,711
Cash flows from investing activities
Additions to property, plant and equipment	(323)	(344)
Proceeds from sales of property, plant and equipment	31	25
Additions to capitalized internal use software	(49)	(47)
Purchases of short-term investments	(399)	(472)
Maturities of short-term investments	517	822
Payments for purchases of acquired companies, net of cash received	(93)	(57)
Other	(2)	(9)
Net cash provided by (used in) investing activities	(318)	(82)
Cash flows from financing activities
Dividends paid	(679)	(635)
Net borrowings (payments) on commercial paper	300	—
Repayments of long-term debt	(591)	—
Loss on repayment of long-term debt	(38)	—
Repurchases of common stock under share repurchase programs	(700)	(801)
Repurchases of common stock to satisfy tax withholding obligations	(84)	(95)
Acquisition of noncontrolling interest in RCCS LLC	—	(90)
Contribution from noncontrolling interest in Forcepoint	8	11
Other	—	(5)
Net cash provided by (used in) financing activities	(1,784)	(1,615)
Net increase (decrease) in cash, cash equivalents and restricted cash	(980)	14
Cash, cash equivalents and restricted cash at beginning of the year	3,303	2,328
Cash, cash equivalents and restricted cash at end of period	$2,323	$2,342

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

As previously announced, effective January 1, 2017, we elected to early adopt the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) using the full retrospective method as discussed below in "Note 2: Accounting Standards." All amounts and disclosures set forth in this Form 10-Q reflect these changes.

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

(In millions)	Oct 1, 2017	Dec 31, 2016
Cash and cash equivalents	$2,311	$3,303
Restricted cash	12	—
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$2,323	$3,303

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. We expect the standard to have an impact of approximately $1 billion on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), which changes certain presentation and disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit (PRB) plans.

This requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. In addition, only the service cost component will be eligible for capitalization when applicable, on a prospective basis. The provisions of ASU 2017-07 are effective for years beginning after December 15, 2017. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. We expect the standard to increase 2016 and 2017 operating income due to the removal of the non-service component of Financial Accounting Standards (FAS) pension expense by $601 million and an estimated $900 million, respectively, and to decrease non-operating income by the same amount with zero impact to net income in both periods. We do not expect a material impact from the new requirement to only allow capitalization of the service cost component of net benefit cost.

Other new pronouncements issued but not effective until after October 1, 2017, are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 3: Significant Accounting Policies Update
Our significant accounting policies are detailed in "Note 1: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below:

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

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily international direct commercial sale contracts, we are required to obtain certain regulatory approvals. In these cases, we recognize revenue based on the likelihood of obtaining regulatory approvals based upon all known facts and circumstances.

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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Operating income	$149	$114	$315	$269
Income from continuing operations attributable to Raytheon Company	97	74	205	187
Diluted EPS from continuing operations attributable to Raytheon Company	$0.33	$0.25	$0.70	$0.63

In addition, net revenue recognized from our performance obligations satisfied in previous periods was $184 million and $125 million in the third quarters of 2017 and 2016, respectively, and $398 million and $317 million in the first nine months of 2017 and 2016, respectively. This primarily relates to EAC adjustments that impacted revenue.

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

Deferred Commissions—Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our security software sales at Forcepoint, are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, net, respectively, in our consolidated balance sheets. At October 1, 2017 and December 31, 2016, we had $33 million and $32 million of deferred commissions, respectively. We had $7 million and $3 million of amortization expense related to deferred commissions in the third quarters of 2017 and 2016, respectively, and $17 million and $8 million in the first nine months of 2017 and 2016, respectively.

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

In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, we assume all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to a portion applying to the new advances for the period.

Remaining Performance Obligations—Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). As of October 1, 2017, the aggregate amount of the transaction price allocated to remaining performance obligations was $37 billion. The Company expects to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

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

As described in "Note 8: Forcepoint Joint Venture," we record redeemable noncontrolling interest related to Vista Equity Partners' interest in Forcepoint. We reflect the redemption value adjustments for redeemable noncontrolling interest in both the basic and diluted EPS calculation for the portion of redemption value that is in excess of the fair value of noncontrolling interest.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.79	$0.73	$2.39	$2.19
Undistributed earnings	1.18	1.11	3.20	3.49
Total	$1.97	$1.84	$5.59	$5.68
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.80	$0.73	$2.39	$2.19
Undistributed earnings	1.17	1.11	3.20	3.48
Total	$1.97	$1.84	$5.59	$5.67

Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was a loss of less than $0.01 and earnings of less than $0.01 in the third quarters of 2017 and 2016, respectively, and earnings of $0.01 and earnings of less than $0.01 in the first nine months of 2017 and 2016, respectively.

Income attributable to participating securities was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Income from continuing operations attributable to participating securities	$6	$7	$20	$23
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	—	—	—	—
Net income attributable to participating securities	$6	$7	$20	$23

(1)
Income (loss) from discontinued operations, net of tax attributable to participating securities was a loss of less than $1 million and income of less than $1 million in the third quarters of 2017 and 2016, respectively, and income of less than $1 million in the first nine months of 2017 and 2016.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Shares for basic EPS(1)	290.7	295.2	291.6	297.2
Effect of dilutive securities	0.3	0.3	0.3	0.3
Shares for diluted EPS	291.0	295.5	291.9	297.5

(1)
Includes 3.2 million and 3.7 million participating securities in the third quarters of 2017 and 2016, respectively, and 3.5 million and 4.1 million participating securities in the first nine months of 2017 and 2016, respectively.

Note 5: Inventories
Inventories consisted of the following:

(In millions)	Oct 1, 2017	Dec 31, 2016
Materials and purchased parts	$70	$66
Work in process	608	532
Finished goods	15	10
Total	$693	$608

Precontract costs are costs incurred to fulfill a contract prior to contract award. Precontract costs, including general and administrative expenses that are specifically chargeable to the customer, are deferred in inventories if we determine that the costs are probable of recovery under a specific anticipated contract. All other precontract costs, including start-up costs, are expensed as incurred. Costs that are deferred are recognized as contract costs upon the receipt of the anticipated contract. We included deferred precontract costs of $200 million and $189 million in inventories as work in process at October 1, 2017 and December 31, 2016, respectively.

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

Net contract assets (liabilities) consisted of the following:

(In millions, except percentages)	Oct 1, 2017	Dec 31, 2016	$ Change	% Change
Contract assets	$5,892	$5,041	$851	17%
Contract liabilities—current	(2,519)	(2,646)	127	(5)%
Contract liabilities—noncurrent	(117)	(128)	11	(9)%
Net contract assets (liabilities)	$3,256	$2,267	$989	44%

The $989 million increase in our net contract assets (liabilities) from December 31, 2016 to October 1, 2017 was due to an $851 million increase in our contract assets, primarily due to timing of payments on certain international programs.

In the third quarter and first nine months of 2017, we recognized revenue of $247 million and $1,199 million, respectively, related to our contract liabilities at January 1, 2017. In the third quarter and first nine months of 2016, we recognized revenue of $294 million and $1,252 million, respectively, related to our contract liabilities at January 1, 2016.

Impairment losses recognized on our receivables and contract assets were de minimis in the third quarters and first nine months of 2017 and 2016.

Note 7: Acquisitions and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

In August 2017, our Forcepoint business acquired RedOwl Analytics Inc. (RedOwl), a security analytics business, for $54 million in cash, net of cash received, and exclusive of retention payments. RedOwl will be integrated into our Forcepoint business to expand and enhance Forcepoint’s strategy to deliver cybersecurity systems that help customers understand people’s behaviors and intent as they interact with data and intellectual property wherever it may reside. In connection with this acquisition, we have preliminarily recorded $50 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, none of which is expected to be deductible for tax purposes, and $6 million of intangible assets, primarily related to technology and customer relationships, with a weighted-average life of five years. We expect to complete the purchase price allocation process in the fourth quarter of 2017 when we receive final valuation results and complete our review.

In February 2017, our Forcepoint business acquired the Skyfence cloud access security broker business for $39 million in cash, net of cash received, and exclusive of retention payments. Vista Equity Partners contributed 19.7% of the purchase price, which is reflected in contribution from noncontrolling interest in Forcepoint in our consolidated statements of cash flows. Skyfence solutions help companies to determine which cloud applications are in use by employees, analyze content in real-time to prevent malicious or unauthorized leakage and quickly identifies and blocks cyber-attacks. Skyfence was integrated into our Forcepoint business to expand and enhance Forcepoint’s strategy to deliver cybersecurity systems that help customers understand people’s behaviors and intent as they interact with data and intellectual property wherever it may reside, including in the fast-growing cloud. In connection with this acquisition, we recorded $35 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, all of which is expected to be deductible for tax purposes, and $5 million of intangible assets, primarily related to technology, with a weighted-average life of six years.

Pro forma financial information and revenue from the date of acquisition has not been provided for these acquisitions as they are not material either individually or in the aggregate.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint(1)	Total
Balance at December 31, 2016	$1,702	$2,966	$4,154	$4,106	$1,860	$14,788
Acquisitions	—	—	—	—	85	85
Effect of foreign exchange rates and other	3	1	—	—	1	5
Balance at October 1, 2017	$1,705	$2,967	$4,154	$4,106	$1,946	$14,878

(1)
At October 1, 2017, Forcepoint's fair value is estimated to exceed its net book value by approximately $630 million. As discussed in "Note 8: Forcepoint Joint Venture," we are required to determine Forcepoint's fair value on a quarterly basis due to the accounting related to the redeemable noncontrolling interest.

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

Vista Equity Partners' interest in Forcepoint is presented as redeemable noncontrolling interest, outside of stockholders' equity, in our consolidated balance sheets. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date, which was $389 million at October 1, 2017, or the carrying value, defined as the initial value adjusted for Vista Equity Partners' share of the cumulative impact of net income (loss), other changes in accumulated other comprehensive income (loss) and additional contributions, which was $315 million at October 1, 2017. Vista Equity Partners' adjusted equity interest in the Forcepoint joint venture is 19.5% as of October 1, 2017. Adjustments to the redemption value over the period from the date of acquisition to the redemption date are immediately recorded to retained earnings.

A rollforward of redeemable noncontrolling interest was as follows:

	Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016
Beginning balance	$449	$355
Net income (loss)	(17)	(14)
Other comprehensive income (loss), net of tax(1)	—	—
Contribution from noncontrolling interest	8	11
Adjustment of noncontrolling interest to redemption value	(51)	14
Ending balance	$389	$366

(1)	Other comprehensive income (loss), net of tax, was income of less than $1 million for the first nine months of 2017 and a loss of less than $1 million in the first nine months of 2016.

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

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency contracts were $15 million and $2 million, respectively, at October 1, 2017, and $53 million and $48 million, respectively, at December 31, 2016. The fair values of these derivatives are Level 2 in the fair value hierarchy at October 1, 2017 and December 31, 2016, because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,031 million and $1,277 million at October 1, 2017 and December 31, 2016, respectively. The net notional exposure of these contracts was approximately $139 million and $342 million at October 1, 2017 and December 31, 2016, respectively.

Our foreign currency forward contracts contain offset or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At October 1, 2017 and December 31, 2016, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at October 1, 2017 and December 31, 2016.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at December 31, 2016, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date and current rates. At October 1, 2017, we had no short-term investments. At

December 31, 2016, we had short-term investments of $100 million, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. The amortized cost of these securities closely approximated their fair value at December 31, 2016. There were no securities deemed to have other than temporary declines in value in the third quarter of 2017. In the third quarter and first nine months of 2017, we recorded unrealized losses on short-term investments of less than $1 million, net of tax, in accumulated other comprehensive loss (AOCL). In the third quarter and first nine months of 2016, we recorded unrealized losses on short-term investments of less than $1 million, net of tax, in AOCL, and unrealized gains on short-term investments of less than $1 million, net of tax, in AOCL, respectively. We did not have any sales of short-term investments in the third quarters and first nine months of 2017 and 2016. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

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

(In millions)	Oct 1, 2017	Dec 31, 2016
Carrying value of long-term debt	$4,749	$5,335
Fair value of long-term debt	5,293	5,848

In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first nine months of 2017.

In first nine months of 2017, we received net proceeds of $300 million from the issuance of short-term commercial paper. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance. At October 1, 2017, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 1.282% and 24 days, respectively. At December 31, 2016, there were no commercial paper borrowings outstanding.

In the second quarter of 2017, we exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasury rates, $591 million of our long-term debt due March and December 2018 at a loss of $39 million pretax, $25 million after tax, which is included in other (income) expense, net in the first nine months of 2017.

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

(In millions, except percentages)	Oct 1, 2017	Dec 31, 2016
Total remediation costs—undiscounted	$205	$219
Weighted-average discount rate	5.2%	5.2%
Total remediation costs—discounted	$141	$147
Recoverable portion	92	92

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

Financing Arrangements and Other—We issue guarantees, and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. These instruments expire on various dates through 2025. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following:

(In millions)	Oct 1, 2017	Dec 31, 2016
Guarantees	$215	$190
Letters of credit	2,646	2,345
Surety bonds	166	127

Included in guarantees and letters of credit described above were $215 million and $47 million, respectively, at October 1, 2017, and $180 million and $44 million, respectively, at December 31, 2016, related to our joint venture in Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2). We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At October 1, 2017, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at October 1, 2017. We had an estimated liability of $2 million and $3 million at October 1, 2017 and December 31, 2016, respectively, related to these guarantees and letters of credit.

As discussed in "Note 8: Forcepoint Joint Venture," under the joint venture agreement between Raytheon Company and Vista Equity Partners, Raytheon may be required to purchase Vista Equity Partners' interest in Forcepoint.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At October 1, 2017, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $8.9 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

Note 11: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016
Beginning balance	292.8	299.0
Stock plans activity	1.1	1.6
Share repurchases	(4.9)	(7.0)
Ending balance	289.0	293.6

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. At October 1, 2017, we had approximately $0.9 billion available under the 2015 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with RSAs, RSUs and LTPP awards issued to employees.

Our share repurchases were as follows:

	Nine Months Ended
(In millions)	Oct 1, 2017		Oct 2, 2016
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$700	4.4	$801	6.2
Shares repurchased to satisfy tax withholding obligations	84	0.5	95	0.8
Total share repurchases	$784	4.9	$896	7.0

In March 2017, our Board of Directors authorized an 8.9% increase to our annual dividend payout rate from $2.93 to $3.19 per share. Our Board of Directors also declared dividends of $2.3925 per share during the first nine months of 2017, compared to dividends of $2.1975 per share during the first nine months of 2016. Dividends are subject to quarterly approval by our Board of Directors.

Stock-based Compensation Plans
RSAs and RSUs—During the first nine months of 2017, we granted 1.0 million combined RSAs and RSUs with a weighted-average grant-date fair value of $152.86, calculated under the intrinsic value method. These awards generally vest in equal installments on each of the second, third and fourth anniversary dates of the award's grant date.

LTPP—During the first nine months of 2017, we granted RSUs subject to the 2017–2019 LTPP plan with an aggregate target award of 0.1 million units and a weighted-average grant-date fair value of $152.31. The performance goals for the 2017–2019 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers. The grant-date fair value is based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award.

Forcepoint Plans—In 2015, Forcepoint established long-term incentive plans that provide for awards of unit appreciation rights and profits interests in the joint venture to Forcepoint management and key employees. Awards are approved by the Board of Forcepoint. These awards vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the joint venture. In certain limited circumstances other vesting conditions may apply and the expense attributable to these vesting conditions was $3 million and $4 million in the third quarter and first nine months of 2017, respectively. At October 1, 2017, there were 138 thousand combined units and/or profits interests authorized for award under these plans.

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

A rollforward of accumulated other comprehensive income (loss) was as follows:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2016	$(7,234)	$(175)	$—	$(2)	$(7,411)
Before tax amount	396	71	11	—	478
Tax (expense) or benefit	(138)	—	(4)	—	(142)
Net of tax amount	258	71	7	—	336
Balance at October 1, 2017	$(6,976)	$(104)	$7	$(2)	$(7,075)

Balance at December 31, 2015	$(7,088)	$(60)	$(16)	$(12)	$(7,176)
Before tax amount	590	(78)	16	15	543
Tax (expense) or benefit	(211)	—	(7)	(5)	(223)
Net of tax amount	379	(78)	9	10	320
Balance at October 2, 2016	$(6,709)	$(138)	$(7)	$(2)	$(6,856)

(1)	Pension and PRB plans, net, is shown net of tax benefits of $3,743 million and $3,881 million at October 1, 2017 and December 31, 2016, respectively.

(2)	Cash flow hedges are shown net of tax expense of $3 million and tax benefit of $1 million at October 1, 2017 and December 31, 2016, respectively.

(3)	Unrealized gains (losses) on investments and other, net are shown net of tax expense of $1 million at both October 1, 2017 and December 31, 2016.

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and PRB plans and were $890 million and $758 million before tax in the first nine months of 2017 and 2016, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income) (see "Note 12: Pension and Other Employee Benefits" for additional details).

We expect $7 million of after tax net unrealized gains on our cash flow hedges at October 1, 2017 to be reclassified into earnings at then-current values over the next 12 months as the underlying hedged transactions occur.

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

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Oct 1, 2017	Dec 31, 2016
Marketable securities held in trust	$603	$550

Included in marketable securities held in trust in the table above was $386 million and $354 million at October 1, 2017 and December 31, 2016, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $397 million and $360 million at October 1, 2017 and December 31, 2016, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Service cost	$122	$116	$355	$362
Interest cost	281	274	815	819
Expected return on plan assets	(342)	(373)	(1,032)	(1,132)
Amounts reflected in net funded status	61	17	138	49
Amortization of prior service cost included in net periodic pension expense	2	1	4	3
Recognized net actuarial loss	324	265	883	755
Loss due to settlements	—	—	—	3
Amounts reclassified during the period	326	266	887	761
Net periodic pension expense (income)	$387	$283	$1,025	$810

Net periodic pension expense (income) includes expense of less than $1 million and income of $2 million from foreign Pension Benefits plans in the third quarters of 2017 and 2016, respectively, and expense of $1 million and income of $4 million in the first nine months of 2017 and 2016, respectively.

Net periodic PRB expense was $7 million and $5 million in the third quarters of 2017 and 2016, respectively, and $18 million and $12 million in the first nine months of 2017 and 2016, respectively.

Long-term pension and PRB liabilities consisted of the following:

(In millions)	Oct 1, 2017	Dec 31, 2016
Long-term pension liabilities	$7,110	$7,074
Long-term PRB liabilities	362	358
Total long-term pension and PRB liabilities	$7,472	$7,432

We made the following contributions to our pension and PRB plans:

	Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016
Required pension contributions	$574	$112
PRB contributions	17	16

We did not make any discretionary contributions to our pension plans during the first nine months of 2017 and 2016; however, we periodically evaluate whether to make discretionary contributions.

On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation with final census and investment valuation data for the end of the prior year. As a result of this update, and related actuarial estimate changes in the third quarter of 2017, we recorded an increase to the unfunded projected benefit obligation for our pension of $492 million and an increase to the unfunded projected benefit obligation for our PRB plans of $5 million, with a corresponding net after-tax increase of $324 million to AOCL.

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

As previously announced, effective January 1, 2017, we elected to early adopt the requirements of Topic 606 using the full retrospective method as discussed in "Note 2: Accounting Standards." The amounts and presentation of our business segments, including corporate and eliminations for intersegment activity, set forth in this Form 10-Q reflect these changes.

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Integrated Defense Systems	$1,391	$1,334	$4,251	$4,069
Intelligence, Information and Services	1,543	1,534	4,605	4,653
Missile Systems	1,945	1,770	5,602	5,199
Space and Airborne Systems	1,597	1,590	4,760	4,582
Forcepoint	170	167	452	443
Eliminations	(355)	(364)	(1,077)	(1,037)
Total business segment sales	6,291	6,031	18,593	17,909
Acquisition Accounting Adjustments	(7)	(17)	(28)	(64)
Total	$6,284	$6,014	$18,565	$17,845

	Three Months Ended		Nine Months Ended
Intersegment Sales (in millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Integrated Defense Systems	$13	$19	$45	$52
Intelligence, Information and Services	159	169	509	501
Missile Systems	36	34	101	102
Space and Airborne Systems	140	133	406	367
Forcepoint	7	9	16	15
Total	$355	$364	$1,077	$1,037

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Integrated Defense Systems	$231	$211	$688	$733
Intelligence, Information and Services	112	123	338	347
Missile Systems	280	235	732	660
Space and Airborne Systems	212	215	620	587
Forcepoint	23	41	41	69
Eliminations	(39)	(42)	(113)	(109)
Total business segment operating income	819	783	2,306	2,287
Acquisition Accounting Adjustments	(39)	(46)	(123)	(155)
FAS/CAS Adjustment	78	104	295	318
Corporate	—	(11)	(30)	(35)
Total	$858	$830	$2,448	$2,415

	Three Months Ended		Nine Months Ended
Intersegment Operating Income (in millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Integrated Defense Systems	$1	$1	$3	$2
Intelligence, Information and Services	15	17	49	49
Missile Systems	4	3	10	9
Space and Airborne Systems	14	12	40	34
Forcepoint	5	9	11	15
Total	$39	$42	$113	$109

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

	Three Months Ended		Nine Months Ended
FAS/CAS Adjustment Income (Expense) (in millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
FAS/CAS Pension Adjustment	$81	$105	$299	$318
FAS/CAS PRB Adjustment	(3)	(1)	(4)	—
FAS/CAS Adjustment	$78	$104	$295	$318

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Oct 1, 2017	Dec 31, 2016
Integrated Defense Systems(1)	$4,896	$4,573
Intelligence, Information and Services(1)	4,251	4,315
Missile Systems(1)	7,821	6,970
Space and Airborne Systems(1)	6,674	6,564
Forcepoint(1)	2,550	2,548
Corporate	4,086	5,268
Total	$30,278	$30,238

(1)	Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

We disaggregate our revenue from contracts with customers by geographic location, customer-type and contract-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended October 1, 2017
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$165	$278	$744	$562	$45	$—	$1,794
Cost-type contracts	366	903	485	638	4	—	2,396
Direct commercial sales and other U.S. sales
Fixed-price contracts	3	32	—	7	51	—	93
Cost-type contracts	—	1	—	1	—	—	2
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	47	43	98	28	—	—	216
Cost-type contracts	32	11	15	5	—	—	63
Direct commercial sales and other foreign sales
Fixed-price contracts	140	50	78	64	14	—	346
Cost-type contracts	31	—	—	—	—	—	31
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	257	5	75	47	—	—	384
Cost-type contracts	39	—	6	10	—	—	55
Direct commercial sales and other foreign sales
Fixed-price contracts	245	5	281	50	6	—	587
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	1	—	27	14	—	—	42
Cost-type contracts	5	—	21	1	—	—	27
Direct commercial sales and other foreign sales
Fixed-price contracts	45	49	78	30	36	—	238
Cost-type contracts	2	7	1	—	—	—	10
Total net sales	1,378	1,384	1,909	1,457	156	—	6,284
Intersegment sales	13	159	36	140	7	(355)	—
Acquisition Accounting Adjustments	—	—	—	—	7	(7)	—
Reconciliation to business segment sales	$1,391	$1,543	$1,945	$1,597	$170	$(362)	$6,284

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended October 1, 2017
Total Net Sales by Geographic Areas (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$534	$1,214	$1,229	$1,208	$100	$4,285
Asia/Pacific	250	104	191	97	14	656
Middle East and North Africa	541	10	362	107	6	1,026
All other (principally Europe)	53	56	127	45	36	317
Total net sales	$1,378	$1,384	$1,909	$1,457	$156	$6,284

	Three Months Ended October 1, 2017
Total Net Sales by Major Customers (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$531	$1,181	$1,229	$1,200	$49	$4,190
U.S. direct commercial sales and other U.S. sales	3	33	—	8	51	95
Foreign military sales through the U.S. government	381	59	242	105	—	787
Foreign direct commercial sales and other foreign sales(1)	463	111	438	144	56	1,212
Total net sales	$1,378	$1,384	$1,909	$1,457	$156	$6,284

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended October 1, 2017
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$903	$462	$1,381	$802	$152	$3,700
Cost-type contracts	475	922	528	655	4	2,584
Total net sales	$1,378	$1,384	$1,909	$1,457	$156	$6,284

	Three Months Ended October 2, 2016
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$188	$273	$639	$567	$35	$—	$1,702
Cost-type contracts	365	829	487	614	5	—	2,300
Direct commercial sales and other U.S. sales
Fixed-price contracts	4	37	1	3	48	—	93
Cost-type contracts	—	5	—	1	—	—	6
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	42	54	90	27	—	—	213
Cost-type contracts	30	33	14	1	—	—	78
Direct commercial sales and other foreign sales
Fixed-price contracts	104	47	72	77	13	—	313
Cost-type contracts	37	—	—	—	—	—	37
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	203	17	106	36	—	—	362
Cost-type contracts	31	1	3	1	—	—	36
Direct commercial sales and other foreign sales
Fixed-price contracts	266	13	183	90	5	—	557
Cost-type contracts	1	—	—	—	—	—	1
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	1	—	23	12	—	—	36
Cost-type contracts	6	—	31	1	—	—	38
Direct commercial sales and other foreign sales
Fixed-price contracts	34	50	86	27	35	—	232
Cost-type contracts	3	6	1	—	—	—	10
Total net sales	1,315	1,365	1,736	1,457	141	—	6,014
Intersegment sales	19	169	34	133	9	(364)	—
Acquisition Accounting Adjustments	—	—	—	—	17	(17)	—
Reconciliation to business segment sales	$1,334	$1,534	$1,770	$1,590	$167	$(381)	$6,014

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended October 2, 2016
Total Net Sales by Geographic Areas (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$557	$1,144	$1,127	$1,185	$88	$4,101
Asia/Pacific	213	134	176	105	13	641
Middle East and North Africa	501	31	292	127	5	956
All other (principally Europe)	44	56	141	40	35	316
Total net sales	$1,315	$1,365	$1,736	$1,457	$141	$6,014

	Three Months Ended October 2, 2016
Total Net Sales by Major Customers (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$553	$1,102	$1,126	$1,181	$40	$4,002
U.S. direct commercial sales and other U.S. sales	4	42	1	4	48	99
Foreign military sales through the U.S. government	313	105	267	78	—	763
Foreign direct commercial sales and other foreign sales(1)	445	116	342	194	53	1,150
Total net sales	$1,315	$1,365	$1,736	$1,457	$141	$6,014

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended October 2, 2016
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$842	$491	$1,200	$839	$136	$3,508
Cost-type contracts	473	874	536	618	5	2,506
Total net sales	$1,315	$1,365	$1,736	$1,457	$141	$6,014

	Nine Months Ended October 1, 2017
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$567	$798	$2,004	$1,605	$91	$—	$5,065
Cost-type contracts	1,123	2,676	1,475	2,018	10	—	7,302
Direct commercial sales and other U.S. sales
Fixed-price contracts	6	102	1	19	147	—	275
Cost-type contracts	1	5	—	2	—	—	8
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	131	131	285	70	—	—	617
Cost-type contracts	104	40	49	8	—	—	201
Direct commercial sales and other foreign sales
Fixed-price contracts	440	136	203	202	40	—	1,021
Cost-type contracts	112	—	1	—	—	—	113
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	785	14	268	143	—	—	1,210
Cost-type contracts	117	1	17	16	—	—	151
Direct commercial sales and other foreign sales
Fixed-price contracts	701	18	778	140	17	—	1,654
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	3	3	89	34	—	—	129
Cost-type contracts	16	1	61	4	—	—	82
Direct commercial sales and other foreign sales
Fixed-price contracts	90	152	267	93	103	—	705
Cost-type contracts	10	19	3	—	—	—	32
Total net sales	4,206	4,096	5,501	4,354	408	—	18,565
Intersegment sales	45	509	101	406	16	(1,077)	—
Acquisition Accounting Adjustments	—	—	—	—	28	(28)	—
Reconciliation to business segment sales	$4,251	$4,605	$5,602	$4,760	$452	$(1,105)	$18,565

(1)	Excludes foreign military sales through the U.S. government.

	Nine Months Ended October 1, 2017
Total Net Sales by Geographic Areas (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$1,697	$3,581	$3,480	$3,644	$248	$12,650
Asia/Pacific	787	307	538	280	40	1,952
Middle East and North Africa	1,603	33	1,063	299	17	3,015
All other (principally Europe)	119	175	420	131	103	948
Total net sales	$4,206	$4,096	$5,501	$4,354	$408	$18,565

	Nine Months Ended October 1, 2017
Total Net Sales by Major Customers (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$1,690	$3,474	$3,479	$3,623	$101	$12,367
U.S. direct commercial sales and other U.S. sales	7	107	1	21	147	283
Foreign military sales through the U.S. government	1,156	190	769	275	—	2,390
Foreign direct commercial sales and other foreign sales(1)	1,353	325	1,252	435	160	3,525
Total net sales	$4,206	$4,096	$5,501	$4,354	$408	$18,565

(1)	Excludes foreign military sales through the U.S. government.

	Nine Months Ended October 1, 2017
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$2,723	$1,354	$3,895	$2,306	$398	$10,676
Cost-type contracts	1,483	2,742	1,606	2,048	10	7,889
Total net sales	$4,206	$4,096	$5,501	$4,354	$408	$18,565

	Nine Months Ended October 2, 2016
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$565	$871	$1,887	$1,653	$72	$—	$5,048
Cost-type contracts	1,099	2,523	1,468	1,757	12	—	6,859
Direct commercial sales and other U.S. sales
Fixed-price contracts	10	130	1	20	140	—	301
Cost-type contracts	4	18	—	2	—	—	24
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	103	138	236	86	—	—	563
Cost-type contracts	86	50	53	5	—	—	194
Direct commercial sales and other foreign sales
Fixed-price contracts	354	121	166	197	36	—	874
Cost-type contracts	128	—	1	—	—	—	129
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	595	53	290	119	—	—	1,057
Cost-type contracts	125	2	20	1	—	—	148
Direct commercial sales and other foreign sales
Fixed-price contracts	800	66	604	244	12	—	1,726
Cost-type contracts	1	—	—	—	—	—	1
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	8	1	82	28	—	—	119
Cost-type contracts	18	—	78	4	—	—	100
Direct commercial sales and other foreign sales
Fixed-price contracts	112	156	209	99	92	—	668
Cost-type contracts	9	23	2	—	—	—	34
Total net sales	4,017	4,152	5,097	4,215	364	—	17,845
Intersegment sales	52	501	102	367	15	(1,037)	—
Acquisition Accounting Adjustments	—	—	—	—	64	(64)	—
Reconciliation to business segment sales	$4,069	$4,653	$5,199	$4,582	$443	$(1,101)	$17,845

(1)	Excludes foreign military sales through the U.S. government.

	Nine Months Ended October 2, 2016
Total Net Sales by Geographic Areas (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$1,678	$3,542	$3,356	$3,432	$224	$12,232
Asia/Pacific	671	309	456	288	36	1,760
Middle East and North Africa	1,521	121	914	364	12	2,932
All other (principally Europe)	147	180	371	131	92	921
Total net sales	$4,017	$4,152	$5,097	$4,215	$364	$17,845

	Nine Months Ended October 2, 2016
Total Net Sales by Major Customers (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$1,664	$3,394	$3,355	$3,410	$84	$11,907
U.S. direct commercial sales and other U.S. sales	14	148	1	22	140	325
Foreign military sales through the U.S. government	935	244	759	243	—	2,181
Foreign direct commercial sales and other foreign sales(1)	1,404	366	982	540	140	3,432
Total net sales	$4,017	$4,152	$5,097	$4,215	$364	$17,845

(1)	Excludes foreign military sales through the U.S. government.

	Nine Months Ended October 2, 2016
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$2,547	$1,536	$3,475	$2,446	$352	$10,356
Cost-type contracts	1,470	2,616	1,622	1,769	12	7,489
Total net sales	$4,017	$4,152	$5,097	$4,215	$364	$17,845

With respect to the unaudited consolidated financial information of Raytheon Company for the nine months ended October 1, 2017 and October 2, 2016, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated October 26, 2017, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of October 1, 2017, and the related consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended October 1, 2017 and October 2, 2016 and the consolidated statements of equity and of cash flows for the nine-month periods ended October 1, 2017 and October 2, 2016. This interim financial information is the responsibility of the Company’s management.

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
October 26, 2017

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

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily international direct commercial sale contracts, we are required to obtain certain regulatory approvals. In these cases, we recognize revenue based on the likelihood of obtaining regulatory approvals based upon all known facts and circumstances.

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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Operating income	$149	$114	$315	$269
Income from continuing operations attributable to Raytheon Company	97	74	205	187
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.33	$0.25	$0.70	$0.63

In addition, net revenue recognized from our performance obligations satisfied in previous periods was $184 million and $125 million in the third quarters of 2017 and 2016, respectively, and $398 million and $317 million in the first nine months of 2017 and 2016, respectively. This primarily relates to EAC adjustments that impacted revenue.

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

Total Net Sales
The composition of external net sales by products and services for each segment in the third quarter and first nine months of 2017 was approximately the following:

(% of segment total external net sales)	IDS	IIS	MS	SAS	Forcepoint
Products	90%	45%	95%	100%	90%
Services	10%	55%	5%	—%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Net sales
Products	$5,305	$5,061	84.4%	84.2%
Services	979	953	15.6%	15.8%
Total net sales	$6,284	$6,014	100.0%	100.0%

Total Net Sales - Third Quarter of 2017 vs. Third Quarter of 2016—The increase in total net sales of $270 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to higher external net sales of $173 million at MS primarily due to higher net sales on the Paveway™ program driven by reductions of expected costs to fulfill industrial cooperation agreements and higher net sales on the Excalibur® program due to the recognition of previously deferred precontract costs based on a contract award in the third quarter of 2017.

Products and Services Net Sales - Third Quarter of 2017 vs. Third Quarter of 2016—The increase in products net sales of $244 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to higher external products net sales of $150 million at MS primarily due to the programs described above in Total Net Sales. The increase in services net sales of $26 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to higher external services net sales of $23 million at MS spread across numerous programs with no individual or common significant driver.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Net sales
Products	$15,656	$14,990	84.3%	84.0%
Services	2,909	2,855	15.7%	16.0%
Total net sales	$18,565	$17,845	100.0%	100.0%

Total Net Sales - First Nine Months of 2017 vs. First Nine Months of 2016—The increase in total net sales of $720 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to higher external net sales of $404 million at MS and higher external net sales of $189 million at IDS. The increase in external net sales at MS was primarily due to higher net sales on the Paveway program principally driven by international requirements, higher net sales on the Standard Missile-3 (SM-3®) program principally driven by planned increases in production, higher net sales on the Excalibur program due to recognition of previously deferred precontract costs based on a contract award in the third quarter of 2017, higher net sales on the Standard Missile-2 (SM-2) program due to the recognition of previously deferred precontract costs based on a contract award in the second quarter of 2017 and planned increases in production, and higher net sales on an international missile defense program due to planned increases in production, partially offset by lower net sales on the Advanced Medium-Range Air-to-Air Missile (AMRAAM®) program driven by the recognition of previously deferred precontract costs based on a contract award in the first quarter of 2016 and lower net sales on the Exoatmospheric Kill Vehicle (EKV) program due to a planned decline in production. The increase in external net sales at IDS was primarily due to higher net sales on an international early warning radar program awarded in the first quarter of 2017 and on an international Patriot™ program driven by an award in the fourth quarter of 2016, partially offset by lower sales on an international air and missile defense system program due to the scheduled completion of certain production phases of the program.

Products and Services Net Sales - First Nine Months of 2017 vs. First Nine Months of 2016—The increase in products net sales of $666 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to higher external products net sales of $336 million at MS and $224 million at IDS both primarily due to the programs described above in Total Net Sales. Services net sales in the first nine months of 2017 were relatively consistent with the first nine months of 2016.

Sales to Major Customers - Third Quarter of 2017 vs. Third Quarter of 2016 and First Nine Months of 2017 vs. First Nine Months of 2016

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Sales to the U.S. government(1)(2)	$4,190	$4,002	67%	67%
U.S. direct commercial sales and other U.S. sales	95	99	2%	1%
Foreign military sales through the U.S. government	787	763	12%	13%
Foreign direct commercial sales and other foreign sales(1)	1,212	1,150	19%	19%
Total net sales	$6,284	$6,014	100%	100%

(1)	Excludes foreign military sales through the U.S. government.

(2)
Includes sales to the U.S. Department of Defense (DoD) of $4,035 million, or 64% of total net sales, in the third quarter of 2017 and $3,848 million, or 64% of total net sales, in the third quarter of 2016.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Sales to the U.S. government(1)(2)	$12,367	$11,907	67%	67%
U.S. direct commercial sales and other U.S. sales	283	325	1%	2%
Foreign military sales through the U.S. government	2,390	2,181	13%	12%
Foreign direct commercial sales and other foreign sales(1)	3,525	3,432	19%	19%
Total net sales	$18,565	$17,845	100%	100%

(1)	Excludes foreign military sales through the U.S. government.

(2)	Includes sales to the U.S. DoD of $11,841 million, or 64% of total net sales, in the first nine months of 2017 and $11,352 million, or 64% of total net sales, in the first nine months of 2016.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Cost of sales
Products	$3,872	$3,705	61.6%	61.6%
Services	818	769	13.0%	12.8%
Total cost of sales	$4,690	$4,474	74.6%	74.4%

Total Cost of Sales - Third Quarter of 2017 vs. Third Quarter of 2016—The increase in total cost of sales of $216 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to higher external cost of sales at MS primarily due to the programs discussed above in Total Net Sales.

Products and Services Cost of Sales - Third Quarter of 2017 vs. Third Quarter of 2016—The increase in products cost of sales of $167 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to higher external products cost of sales at MS principally due to the programs described above in Total Net Sales. The increase in services cost of sales of $49 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to higher external services cost of sales at IIS driven principally by higher external service costs of sales on a classified contract due to increased scope on a follow-on contract and higher external service costs of sales on a classified contract awarded in the third quarter of 2017.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Cost of sales
Products	$11,531	$10,948	62.1%	61.4%
Services	2,374	2,329	12.8%	13.1%
Total cost of sales	$13,905	$13,277	74.9%	74.5%

Total Cost of Sales - First Nine Months of 2017 vs. First Nine Months of 2016—The increase in total cost of sales of $628 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to higher external cost of sales at MS and IDS. The increase in external cost of sales at MS was primarily due to the programs described above in Total Net Sales with the remaining change spread across numerous programs with no individual or common significant driver. The increase in external cost of sales at IDS was driven principally by the tax-free gain of $158 million from the sale of our equity method investment in Thales-Raytheon Systems Company S.A.S. (TRS SAS) in the second quarter of 2016.

Products and Services Cost of Sales - First Nine Months of 2017 vs. First Nine Months of 2016—The increase in products cost of sales of $583 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to higher external products cost of sales at MS and IDS. The increase in external products cost of sales at MS was primarily due to the programs described above in Total Net Sales with the remaining change spread across numerous programs with no individual or common significant driver. The increase in external products cost of sales at IDS was principally driven by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016. Services cost of sales in the first nine months of 2017 were relatively consistent with the first nine months of 2016.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Administrative and selling expenses	$549	$531	8.7%	8.8%
Research and development expenses	187	179	3.0%	3.0%
Total general and administrative expenses	$736	$710	11.7%	11.8%

The increase in administrative and selling expenses of $18 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to an increase in selling and marketing expenses of $17 million principally driven by increased selling and marketing expense of $16 million at Forcepoint, primarily driven by higher costs for the sales organization due to increased salesforce staffing and higher amortization of deferred commissions.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $9 million and $8 million in the third quarters of 2017 and 2016, respectively.

Research and development expenses in the third quarter of 2017 were relatively consistent with the third quarter of 2016 in amount and as a percentage of total net sales.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Administrative and selling expenses	$1,654	$1,594	8.9%	8.9%
Research and development expenses	558	559	3.0%	3.1%
Total general and administrative expenses	$2,212	$2,153	11.9%	12.1%

The increase in administrative and selling expenses of $60 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to an increase in selling and marketing expenses of $46 million principally driven by increased selling and marketing expense of $34 million at Forcepoint, primarily driven by higher costs for the sales organization due to increased salesforce staffing and higher amortization of deferred commissions.

Net state income taxes allocated to our contracts were $22 million and $19 million in the first nine months of 2017 and 2016, respectively.

Research and development expenses in the first nine months of 2017 were relatively consistent with the first nine months of 2016 in amount and as a percentage of total net sales. Included in the change in research and development expenses was lower research and development expenses of $12 million at MS driven principally by lower independent research and development activity related to advanced technologies efforts that substantially completed in 2016 and higher research and development expenses of $9 million at Forcepoint driven principally by the Skyfence acquisition in the first quarter of 2017.

Total Operating Expenses

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Total operating expenses	$5,426	$5,184	$16,117	$15,430
% of Total Net Sales	86.3%	86.2%	86.8%	86.5%

The increase in total operating expenses of $242 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to the increase in total cost of sales of $216 million, the primary drivers of which are described above in Total Cost of Sales.

The increase in total operating expenses of $687 million in the first nine months of 2017 compared to the first nine months of 2016 was due to the increase in total cost of sales of $628 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Operating income	$858	$830	$2,448	$2,415
% of Total Net Sales	13.7%	13.8%	13.2%	13.5%

The increase in operating income of $28 million in the third quarter of 2017 compared to the third quarter of 2016 was due to the increase in total net sales of $270 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $242 million, the primary drivers of which are described above in Total Operating Expenses.

The increase in operating income of $33 million in the first nine months of 2017 compared to the first nine months of 2016 was due to the increase in total net sales of $720 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $687 million, the primary drivers of which are described above in Total Operating Expenses. Included in Operating Income in the first nine months of 2016 was the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016.

Total Non-Operating (Income) Expense, Net

	Three Months Ended		Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Non-operating (income) expense, net
Interest expense	$48	$58	$157	$174
Interest income	(4)	(4)	(14)	(12)
Other (income) expense, net	(2)	(4)	26	(7)
Total non-operating (income) expense, net	$42	$50	$169	$155

The decrease in total non-operating (income) expense, net of $8 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to a decrease in interest expense of $10 million due to the repurchase of long-term debt in the second quarter of 2017.

The increase in total non-operating (income) expense, net of $14 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to the $39 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in the second quarter of 2017, partially offset by a decrease in interest expense of $17 million due to the repurchase of long-term debt and a $7 million change in the mark-to-market of marketable securities held in trust associated with certain of our nonqualified deferred compensation and employee benefit plans, due to net gains of $16 million in the first nine months of 2017 compared to net gains of $9 million in the first nine months of 2016.

Federal and Foreign Income Taxes

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Federal and foreign income taxes	$248	$239	$667	$601
Effective tax rate	30.4%	30.6%	29.3%	26.6%

Our effective tax rate in the third quarter of 2017 was 30.4% compared to 30.6% in the third quarter of 2016. The decrease of 0.2% was composed of various items which individually or collectively are not significant.

Our effective tax rate in the third quarter of 2017 was 4.6% lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 2.5%, and the research and development (R&D) tax credit, which decreased the rate by 1.2%. The remaining decrease of 0.9% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the third quarter of 2016 was 4.4% lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 3.2%, and the R&D tax credit, which decreased the rate by 1.2%.

Our effective tax rate in the first nine months of 2017 was 29.3% compared to 26.6% in the first nine months of 2016. The increase of 2.7% was primarily due to the tax-free gain related to the sale of our equity method investment in TRS SAS in the second quarter of 2016, which decreased the 2016 rate by 2.5%. The remaining increase of 0.2% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first nine months of 2017 was 5.7% lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 2.8%, the tax benefit recognized upon settlement of equity awards, which decreased the rate by 1.7%, and the R&D tax credit, which decreased the rate by 1.3%. The offsetting increase of 0.1% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first nine months of 2016 was 8.4% lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 2.9%, the tax-free gain related to the sale of our equity method investment in TRS SAS, which decreased the rate by 2.5%, the tax benefit recognized upon settlement of equity awards which decreased the rate by 2.1%, and the R&D tax credit, which decreased the rate by 1.2%. The offsetting increase of 0.3% is composed of various items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended		Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Income from continuing operations	$568	$541	$1,612	$1,659

The increase in income from continuing operations of $27 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to an increase of $28 million in operating income, the primary drivers of which are described above in Operating Income.

The decrease in income from continuing operations of $47 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to an increase of $66 million in federal and foreign income taxes principally driven by the tax-free gain of $158 million related to the sale of our equity method investment in TRS SAS in the second quarter of 2016, partially offset by an increase of $33 million in operating income, the primary drivers of which are described above in Operating Income.

Net Income

	Three Months Ended		Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Net income	$567	$542	$1,614	$1,660

The increase in net income of $25 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to the $27 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

The decrease in net income of $46 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to the $47 million decrease in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted EPS from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Income from continuing operations attributable to Raytheon Company	$573	$543	$1,629	$1,688
Diluted weighted-average shares outstanding	291.0	295.5	291.9	297.5
Diluted EPS from continuing operations attributable to Raytheon Company	$1.97	$1.84	$5.59	$5.67

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.13 in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

The decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.08 in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to the decrease in income from continuing operations described above in Income from Continuing Operations, partially offset by a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Beginning balance	290.1	295.1	292.8	299.0
Stock plans activity	—	—	1.1	1.6
Share repurchases	(1.1)	(1.5)	(4.9)	(7.0)
Ending balance	289.0	293.6	289.0	293.6

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Net income attributable to Raytheon Company	$572	$544	$1,631	$1,689
Diluted weighted-average shares outstanding	291.0	295.5	291.9	297.5
Diluted EPS attributable to Raytheon Company	$1.97	$1.84	$5.60	$5.68

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.13 in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to the $0.13 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above in Diluted EPS from Continuing Operations Attributable to Raytheon Company Common Stockholders.

The decrease in diluted EPS attributable to Raytheon Company common stockholders of $0.08 in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to the $0.08 decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above in Diluted EPS from Continuing Operations Attributable to Raytheon Company Common Stockholders.

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

Bookings are impacted by the timing and amounts of awards in a given period, which are subject to numerous factors, including: the desired capability by the customer and urgency of customer needs; customer budgets and other fiscal constraints; political and economic and other environmental factors; the timing of customer negotiations; the timing of governmental approvals and notifications; and the timing of option exercises or increases in scope. In addition, due to these factors, quarterly bookings tend to fluctuate from period to period, particularly on a segment basis. As a result, we believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods and that shorter term changes in bookings may not necessarily indicate a material trend.

	Three Months Ended		Nine Months Ended
Bookings (in millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Integrated Defense Systems	$412	$1,025	$3,274	$3,315
Intelligence, Information and Services	1,910	1,731	5,017	4,583
Missile Systems	2,501	1,932	5,999	5,455
Space and Airborne Systems	1,948	2,060	4,481	6,479
Forcepoint	186	175	406	395
Total	$6,957	$6,923	$19,177	$20,227

Included in bookings were international bookings of $886 million and $1,427 million in the third quarters of 2017 and 2016, respectively, and $5,043 million and $5,293 million in the first nine months of 2017 and 2016, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 13% and 21% of total bookings in the third quarters of 2017 and 2016, respectively, and 26% of total bookings in both the first nine months of 2017 and 2016.

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

Backlog—We disclose period-end backlog for each segment, which is equivalent to our remaining performance obligations. Backlog represents the dollar value of firm orders for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. Therefore, we discuss changes in backlog, including any individually significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portions of our contracts. Backlog excludes unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ). Backlog is affected by changes in foreign exchange rates.

Backlog (in millions)	Oct 1, 2017	Dec 31, 2016
Integrated Defense Systems	$9,089	$10,159
Intelligence, Information and Services	6,368	5,662
Missile Systems	11,943	11,568
Space and Airborne Systems	8,826	8,834
Forcepoint(1)	450	486
Total	$36,676	$36,709

(1)
Forcepoint backlog excludes the unfavorable impact of $17 million and $45 million at October 1, 2017 and December 31, 2016, respectively, related to the Acquisition Accounting Adjustments to record acquired deferred revenue at fair value.

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

Total net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Integrated Defense Systems	$1,391	$1,334	$4,251	$4,069
Intelligence, Information and Services	1,543	1,534	4,605	4,653
Missile Systems	1,945	1,770	5,602	5,199
Space and Airborne Systems	1,597	1,590	4,760	4,582
Forcepoint	170	167	452	443
Eliminations	(355)	(364)	(1,077)	(1,037)
Total business segment sales	6,291	6,031	18,593	17,909
Acquisition Accounting Adjustments	(7)	(17)	(28)	(64)
Total	$6,284	$6,014	$18,565	$17,845

Total Operating Expenses—We generally disclose operating expenses for each segment in terms of the following: 1) cost of sales—labor; 2) cost of sales—materials and subcontractors; and 3) other costs of sales and other operating expenses. Included in cost of sales—labor is the incurred direct labor costs associated with the performance of contracts in the current period and any applicable overhead and fringe costs. Included in cost of sales—materials and subcontractors is the incurred direct materials costs, subcontractor costs (which could include effort performed by other Raytheon segments or locations) and applicable overhead allocations in the current period. Included in other cost of sales and other operating expenses is other direct costs not captured in labor or material and subcontractor costs, such as precontract costs previously deferred, costs previously deferred into inventory on contracts using commercial or units of delivery accounting, applicable overhead allocations, general and administrative expenses, which include administrative and selling expenses (including bid and proposal costs) and research and development expenses, other direct costs (such as ancillary services and travel expenses) and adjustments for loss contracts.

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

	Three Months Ended		Nine Months Ended
EAC Adjustments (in millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Gross favorable	$321	$221	$786	$628
Gross unfavorable	(172)	(107)	(471)	(359)
Total net EAC adjustments	$149	$114	$315	$269

Significant EAC adjustments in the third quarters and first nine months of 2017 and 2016 are discussed in the Operating Income and Margin section of each business segment's discussion below. The increase in net EAC adjustments of $35 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to the increase in net EAC adjustments at MS. The increase in net EAC adjustments of $46 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to increases in net EAC adjustments at IDS and MS partially offset by the decrease in net EAC adjustments at SAS. Refer to the individual segment results for further information.

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

Operating income by segment was as follows:

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Integrated Defense Systems	$231	$211	$688	$733
Intelligence, Information and Services	112	123	338	347
Missile Systems	280	235	732	660
Space and Airborne Systems	212	215	620	587
Forcepoint	23	41	41	69
Eliminations	(39)	(42)	(113)	(109)
Total business segment operating income	819	783	2,306	2,287
Acquisition Accounting Adjustments	(39)	(46)	(123)	(155)
FAS/CAS Adjustment	78	104	295	318
Corporate	—	(11)	(30)	(35)
Total	$858	$830	$2,448	$2,415

Integrated Defense Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	% Change	Oct 1, 2017	Oct 2, 2016	% Change
Total net sales	$1,391	$1,334	4.3%	$4,251	$4,069	4.5%
Total operating expenses
Cost of sales—labor	532	487	9.2%	1,597	1,494	6.9%
Cost of sales—materials and subcontractors	420	436	(3.7)%	1,304	1,371	(4.9)%
Other cost of sales and other operating expenses	208	200	4.0%	662	471	40.6%
Total operating expenses	1,160	1,123	3.3%	3,563	3,336	6.8%
Operating income	$231	$211	9.5%	$688	$733	(6.1)%
Operating margin	16.6%	15.8%		16.2%	18.0%

Change in Operating Income (in millions)	Three Months Ended Oct 1, 2017 Versus Three Months Ended Oct 2, 2016			Nine Months Ended Oct 1, 2017 Versus Nine Months Ended Oct 2, 2016
Volume		$6			$11
Net change in EAC adjustments		12			57
Mix and other performance		2			(113)
Total change in operating income		$20			$(45)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	% Change	Oct 1, 2017	Oct 2, 2016	% Change
Bookings	$412	$1,025	(59.8)%	$3,274	$3,315	(1.2)%

Total Net Sales—The increase in total net sales of $57 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to higher net sales of $64 million on an international early warning radar program awarded in the first quarter of 2017 and $28 million on an international Patriot program driven by an award in the fourth quarter of 2016, partially offset by lower sales of $38 million on an international air and missile defense system program due to the scheduled completion of certain production phases of the program.

The increase in total net sales of $182 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to higher net sales of $174 million on an international early warning radar program awarded in the first quarter of 2017 and $88 million on an international Patriot program driven by an award in the fourth quarter of 2016, partially offset by lower sales of $93 million on an international air and missile defense system program due to the scheduled completion of certain production phases of the program.

Total Operating Expenses—The increase in total operating expenses of $37 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to an increase in labor costs of $45 million, approximately half of which was due to activity on the international early warning radar program described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

The increase in total operating expenses of $227 million in the first nine months of 2017 compared to the first nine months of 2016 was due to an increase in other cost of sales and other operating expenses of $191 million and an increase in labor costs of $103 million. The increase in other cost of sales and other operating expenses was principally driven by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016. The increase in labor costs was primarily due to activity on the international early warning radar program described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $20 million and the related increase in operating margin in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to a net change in EAC adjustments of $12 million primarily driven by labor and material production efficiencies on integrated air and missile defense programs. Included in the change in mix and other performance was an $8 million gain on a real estate transaction in the third quarter of 2017 and a $7 million gain on a real estate transaction in the third quarter of 2016.

The decrease in operating income of $45 million and the related decrease in operating margin in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to a change in mix and other performance of $113 million, partially offset by a net change in EAC adjustments of $57 million. The change in mix and other performance was driven principally by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016, partially offset by higher sales on the international Patriot program described above in Total Net Sales. Also included in the change in mix and other performance was an $8 million gain on a real estate transaction in the third quarter of 2017 and a $7 million gain on a real estate transaction in the third quarter of 2016. The net change in EAC adjustments was driven principally by an unfavorable profit adjustment of $36 million in the first quarter of 2016 on an international command and control program driven by costs to replace or repair shelters which the subcontractor refused to remedy resulting in the subcontractor being terminated.

Backlog and Bookings—Backlog was $9,089 million at October 1, 2017, compared to $10,159 million at December 31, 2016. The decrease in backlog of $1,070 million or 11% at October 1, 2017, compared to December 31, 2016 was primarily due to net sales in excess of bookings at our International Air and Missile Defense product line. Bookings decreased by $613 million in the third quarter of 2017 compared to the third quarter of 2016. In the third quarter of 2016, IDS booked $265 million to provide advanced Patriot air and missile defense capabilities for an international customer and $92 million for the Engineering and Manufacturing Development phase on the competitively awarded Enterprise Air Surveillance Radar (EASR) program for the U.S. Navy.

Bookings decreased by $41 million in the first nine months of 2017 compared to the first nine months of 2016. In the first nine months of 2017, IDS booked $1,003 million for the Upgraded Early Warning Radar (UEWR) system for Qatar, $414 million on the Air and Missile Defense Radar (AMDR) program for the U.S. Navy, $256 million to provide Patriot engineering services support for U.S. and international customers and $180 million on the Multi-Function RF System (MFRFS) program for the U.S. Army. IDS also booked $178 million on two international Patriot contracts. In addition to the bookings noted above, in the first nine months of 2016, IDS booked $487 million to provide advanced Patriot air and missile defense capabilities for Kuwait, $354 million on the Aegis weapon system for the U.S. Navy and international customers, $191 million to provide Patriot engineering services support for U.S. and international customers, $117 million for in-service support for the Collins class submarine for the Royal Australian Navy and $84 million to provide advanced Patriot air and missile defense capability for the U.S. Army. IDS also booked $198 million on a classified program.

Intelligence, Information and Services
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	% Change	Oct 1, 2017	Oct 2, 2016	% Change
Total net sales	$1,543	$1,534	0.6%	$4,605	$4,653	(1.0)%
Total operating expenses
Cost of sales—labor	663	622	6.6%	1,970	1,914	2.9%
Cost of sales—materials and subcontractors	578	581	(0.5)%	1,697	1,797	(5.6)%
Other cost of sales and other operating expenses	190	208	(8.7)%	600	595	0.8%
Total operating expenses	1,431	1,411	1.4%	4,267	4,306	(0.9)%
Operating income	$112	$123	(8.9)%	$338	$347	(2.6)%
Operating margin	7.3%	8.0%		7.3%	7.5%

Change in Operating Income (in millions)	Three Months Ended Oct 1, 2017 Versus Three Months Ended Oct 2, 2016			Nine Months Ended Oct 1, 2017 Versus Nine Months Ended Oct 2, 2016
Volume		$1			$(4)
Net change in EAC adjustments		—			(4)
Mix and other performance		(12)			(1)
Total change in operating income		$(11)			$(9)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	% Change	Oct 1, 2017	Oct 2, 2016	% Change
Bookings	$1,910	$1,731	10.3%	$5,017	$4,583	9.5%

Total Net Sales—Total net sales in the third quarter of 2017 were relatively consistent with the third quarter of 2016.

Total net sales in the first nine months of 2017 were relatively consistent with the first nine months of 2016. Included in the change in total net sales was lower net sales of $54 million on a program for the U.S. Army which substantially completed in 2016, lower net sales of $45 million on a classified program for an international customer, which substantially completed in 2016, higher net sales of $62 million on a U.S. Air Force program due to increased contract activities and higher net sales of $57 million on programs in support of the U.S. Army’s Warfighter FOCUS activities driven principally by customer determined activity levels.

Total Operating Expenses—Total operating expenses in the third quarter of 2017 were relatively consistent with the third quarter of 2016. The increase in labor costs of $41 million was spread across numerous programs with no individual or common significant driver. The decrease in other cost of sales and other operating expenses of $18 million was primarily due to the timing of costs applied to contracts through rates.

Total operating expenses in the first nine months of 2017 were relatively consistent with the first nine months of 2016. Over half of the decrease in material and subcontractors costs of $100 million was driven principally by activity on the program for the U.S. Army and on the classified program for an international customer, both described above in Total Net Sales. This was partially offset by activity on the programs in support of the U.S. Army’s Warfighter FOCUS activities described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—The decrease in operating income of $11 million and the related decrease in operating margin in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to a change in mix and other performance of $12 million approximately half of which was due to a $6 million gain related to the termination and expected cost recovery of a pension plan for one of our joint ventures in the third quarter of 2016, with the remaining change spread across numerous programs with no individual or common significant driver. Also included in mix and other performance in the third quarter of 2016 was a $2 million gain on a real estate transaction.

The decrease in operating income of $9 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to a net change in EAC adjustments of $4 million and a decrease in volume of $4 million. The net change in EAC adjustments was primarily driven by higher than expected development costs of $13 million for a classified program for an international customer, partially offset by lower adjustments for a munitions release capability program for the U.S. Air Force.

The decrease in volume was spread across numerous programs with no individual or common significant driver. Included in mix and other performance in the first nine months of 2017 was a $2 million gain on a real estate transaction in the first quarter of 2017. Included in mix and other performance in the first nine months of 2016 was a $3 million net gain related to the termination and expected cost recovery for a pension plan in one of our joint ventures and a $2 million gain on a real estate transaction in the third quarter of 2016. The decrease in operating margin in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to the net change in EAC adjustments.

Backlog and Bookings—Backlog was $6,368 million at October 1, 2017, compared to $5,662 million at December 31, 2016. The increase in backlog of $706 million or 12% at October 1, 2017, compared to December 31, 2016 was primarily due to the classified bookings and the U.S. Air Force program bookings described below. Bookings increased by $179 million in the third quarter of 2017 compared to the third quarter of 2016. In the third quarter of 2017, IIS booked $309 million on domestic training programs and $160 million on foreign training programs in support of Warfighter FOCUS activities and $104 million to provide intelligence, surveillance and reconnaissance (ISR) support for the U.S. Air Force. IIS also booked $686 million on a number of classified contracts, including $220 million on a multi-year award for a classified customer. In the third quarter of 2016, IIS booked $255 million on the Joint Precision Approach and Landing System (JPALS) program for the U.S. Navy program, $241 million on domestic training programs and $45 million on foreign training programs in support of Warfighter FOCUS activities, $107 million to provide intelligence, surveillance and reconnaissance (ISR) support for the U.S. Air Force, and $101 million to provide a common ground station for unmanned vehicles for the U.S. Air Force. IIS also booked $435 million on a number of classified contracts.

Bookings increased by $434 million in the first nine months of 2017 compared to the first nine months of 2016. In addition to the bookings above, in the first nine months of 2017, IIS booked approximately $1.3 billion on U.S. Air Force programs and $339 million on domestic training programs and $101 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $945 million on a number of classified contracts, including $228 million on a multi-year award for a classified customer. In addition to the bookings above, in the first nine months of 2016, IIS booked $479 million on domestic training programs and $173 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $301 million for a U.S. Air Force program and $1,038 million on a number of classified contracts.

Missile Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	% Change	Oct 1, 2017	Oct 2, 2016	% Change
Total net sales	$1,945	$1,770	9.9%	$5,602	$5,199	7.8%
Total operating expenses
Cost of sales—labor	596	528	12.9%	1,706	1,582	7.8%
Cost of sales—materials and subcontractors	787	770	2.2%	2,413	2,123	13.7%
Other cost of sales and other operating expenses	282	237	19.0%	751	834	(10.0)%
Total operating expenses	1,665	1,535	8.5%	4,870	4,539	7.3%
Operating income	$280	$235	19.1%	$732	$660	10.9%
Operating margin	14.4%	13.3%		13.1%	12.7%

Change in Operating Income (in millions)	Three Months Ended Oct 1, 2017 Versus Three Months Ended Oct 2, 2016			Nine Months Ended Oct 1, 2017 Versus Nine Months Ended Oct 2, 2016
Volume		$18			$46
Net change in EAC adjustments		25			23
Mix and other performance		2			3
Total change in operating income		$45			$72

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	% Change	Oct 1, 2017	Oct 2, 2016	% Change
Bookings	$2,501	$1,932	29.5%	$5,999	$5,455	10.0%

Total Net Sales—The increase in total net sales of $175 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to $85 million of higher net sales on the Paveway program driven by reductions of expected costs to fulfill industrial cooperation agreements and $60 million of higher net sales on the Excalibur program due to the recognition of previously deferred precontract costs based on a contract award in the third quarter of 2017.

The increase in total net sales of $403 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to $161 million of higher net sales on the Paveway program principally driven by international requirements, $108 million of higher net sales on the SM-3 program principally driven by planned increases in production, $76 million of higher net sales on the Excalibur program due to recognition of previously deferred precontract costs based on a contract award in the third quarter of 2017, $74 million of higher net sales on the SM-2 program due to the recognition of previously deferred precontract costs based on a contract award in the second quarter of 2017 and planned increases in production, and $72 million of higher net sales on an international missile defense program due to planned increases in production, partially offset by $150 million of lower net sales on the AMRAAM program driven by the recognition of previously deferred precontract costs based on a contract award in the first quarter of 2016 and $101 million of lower net sales on the EKV program due to a planned decline in production.

Total Operating Expenses—The increase in total operating expenses of $130 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to an increase in labor costs of $68 million and an increase in other cost of sales and other operating expenses of $45 million. The increase in labor costs was spread across numerous programs with no individual or common significant driver. The increase in other cost of sales and other operating expenses was driven principally by international intercompany activity and the timing of costs applied to contracts through rates.

The increase in total operating expenses of $331 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to an increase in materials and subcontractors costs of $290 million and an increase in labor costs of $124 million, partially offset by a decrease in other cost of sales and other operating expenses of $83 million. The increase in materials and subcontractors costs was driven by activity on the Paveway and international missile defense programs described above in Total Net Sales and activity on the Phalanx® program due to program requirements. Included in the change in labor costs was lower activity on the EKV program described above in Total Net Sales and higher activity on the SM-3 program described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The decrease in other cost of sales and other operating expenses was driven principally by the amount of previously deferred precontract costs based on contract awards, which had an impact of $57 million.

Operating Income and Margin—The increase of $45 million in operating income and the related increase in operating margin in the third quarter of 2017 compared to the third quarter of 2016 was due to a net change in EAC adjustments of $25 million primarily driven by reductions of expected costs to fulfill industrial cooperation agreements for an international customer resulting in adjustments of $37 million and $36 million on two contracts due to a favorable change in requirements in the third quarter of 2017, partially offset by an unfavorable $40 million adjustment on a $1.4 billion contract, driven by the final contract modification in the third quarter of 2017 which was less than we anticipated based upon the previous contract price negotiations.

The increase in operating income of $72 million in the first nine months of 2017 compared to the first nine months of 2016 was due to an increase in volume of $46 million and a net change in EAC adjustments of $23 million. The increase in volume was primarily due to activity on the programs described above in Total Net Sales with the remaining change spread across numerous programs with no individual or common significant driver. The net change in EAC adjustments in the first nine months of 2017 was driven by reductions of expected costs to fulfill industrial cooperation agreements for an international customer resulting in adjustments of $37 million and $36 million on two contracts due to a favorable change in requirements in the third quarter of 2017, partially offset by an unfavorable $40 million adjustment on a $1.4 billion contract, driven by the final contract modification in the third quarter of 2017 which was less than we anticipated based upon the previous contract price negotiations. The increase in operating margin in the first nine months of 2017 compared to the first nine months of 2016 was primarily driven by the net change in EAC adjustments.

Backlog and Bookings—Backlog was $11,943 million at October 1, 2017, compared to $11,568 million at December 31, 2016. The increase in backlog of $375 million or 3% at October 1, 2017, compared to December 31, 2016 was primarily due to bookings in excess of sales within our Advanced Missile Systems and Land Warfare Systems product lines, partially offset by sales in excess of bookings within the Air Warfare Systems product line. Bookings increased by $569 million in the third quarter of 2017 compared to the third quarter of 2016. In the third quarter of 2017, MS booked $492 million for the Redesigned Kill Vehicle (RKV) program for the Missile Defense Agency (MDA), $348 million for Tube-launched, Optically-tracked, Wireless-guided (TOW®) missiles for the U.S. Army, U.S. Marine Corps and international customers, $206 million for Paveway for the U.S. Air Force and international customers, $145 million for Tomahawk for the U.S. Navy, $136 million for Excalibur for the U.S. Army, $102 million for SM-3 for the MDA, $91 million for Javelin for the U.S. Army and international customers, and $79 million for Horizontal Technology Integration (HTI) forward-looking infrared kits for the U.S. Army and an international customer. MS also booked $427 million on classified contracts. In the third quarter of 2016, MS booked $538 million for SM-3 for the MDA and an international customer, $376 million for Phalanx weapon systems for the U.S. Navy and international customers and $176 million for TOW missiles for the U.S. Army, U.S. Marine Corps and international customers.

Bookings increased by $544 million in the first nine months of 2017 compared to the first nine months of 2016. In addition to the bookings above, in the first nine months of 2017, MS booked $849 million for Paveway for international customers, $619 million for SM-2 for the U.S. Navy and international customers, $436 million for SM-3 for the MDA, $316 million for AIM-9X Sidewinder™ short-range air-to-air missiles, $116 million for the Long Range Precision Fires (LRPF) Missile system for the U.S. Army and $90 million for AMRAAM. MS also booked $290 million on classified contracts. In addition to the bookings above, in the first nine months of 2016, MS booked $755 million for AMRAAM for the U.S. Air Force, U.S. Navy and international customers, $517 million for Paveway for the U.S. Air Force and international customers, $297 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy, U.S. Air Force, U.S. Army and international customers, $272 million for Standard Missile-6 (SM-6®) for the U.S. Navy, $217 million for SM-3 for the MDA and an international customer, $186 million for the Woomera Mobile Range Upgrade program for the Royal Australian Air Force, $122 million for the Miniature Air Launched Decoy (MALD®) for the U.S. Air Force and $118 million for Evolved SeaSparrow Missiles (ESSM®) for the U.S. Navy and international customers. MS also booked $149 million on a number of classified contracts.

Space and Airborne Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	% Change	Oct 1, 2017	Oct 2, 2016	% Change
Total net sales	$1,597	$1,590	0.4%	$4,760	$4,582	3.9%
Total operating expenses
Cost of sales—labor	666	641	3.9%	1,991	1,866	6.7%
Cost of sales—materials and subcontractors	460	495	(7.1)%	1,380	1,349	2.3%
Other cost of sales and other operating expenses	259	239	8.4%	769	780	(1.4)%
Total operating expenses	1,385	1,375	0.7%	4,140	3,995	3.6%
Operating income	$212	$215	(1.4)%	$620	$587	5.6%
Operating margin	13.3%	13.5%		13.0%	12.8%

Change in Operating Income (in millions)	Three Months Ended Oct 1, 2017 Versus Three Months Ended Oct 2, 2016			Nine Months Ended Oct 1, 2017 Versus Nine Months Ended Oct 2, 2016
Volume		$1			$21
Net change in EAC adjustments		(2)			(30)
Mix and other performance		(2)			42
Total change in operating income		$(3)			$33

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	% Change	Oct 1, 2017	Oct 2, 2016	% Change
Bookings	$1,948	$2,060	(5.4)%	$4,481	$6,479	(30.8)%

Total Net Sales—Total net sales in the third quarter of 2017 were relatively consistent with the third quarter of 2016. Included in the change in total net sales was lower net sales of $42 million on an international classified program awarded in the first quarter of 2016 due to planned reduced schedule requirements. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

The increase in total net sales of $178 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to higher net sales of $79 million on a domestic classified program awarded in the third quarter of 2016 and higher net sales of $78 million on the Next Generation Jammer (NGJ) program for the U.S. Navy, awarded in the second quarter of 2016, partially offset by lower net sales of $104 million on an international classified program awarded in the first quarter of 2016 due to planned reduced schedule requirements. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—Total operating expenses in the third quarter of 2017 were relatively consistent with the third quarter of 2016. The increase in other costs of sales and other operating expenses of $20 million was primarily due the timing of costs applied to contracts through rates with the remaining change spread across numerous programs with no individual or common significant driver. The decrease in materials and subcontractors costs of $35 million was primarily due to activity on the international classified program described above in Total Net Sales, partially offset by activity on the NGJ program due to planned increases in scheduled activities.

The increase in total operating expenses of $145 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to an increase in labor costs of $125 million primarily driven by activity on the domestic classified and NGJ programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—Operating income and margin in the third quarter of 2017 were relatively consistent with the third quarter of 2016.

The increase in operating income of $33 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to a change in mix and other performance of $42 million and an increase in volume of $21 million, partially offset by a net change in EAC adjustments of $30 million. Included in the change in mix and other performance was an increase due to a gain of $15 million on a real estate transaction in the second quarter of 2017 and a decrease of $19 million due to lower activity on two international tactical radar systems programs due to scheduled completion of certain production phases. The remaining change in mix and other performance was spread across numerous programs with no individual or common significant driver. The increase in volume was driven by activity on the programs discussed above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The net change in EAC adjustments was primarily driven by increased estimated labor and material production costs on the international classified program described above in Total Net Sales and on a protected communication systems production program. The increase in operating margin in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

Backlog and Bookings—Backlog was $8,826 million at October 1, 2017, compared to $8,834 million at December 31, 2016. Bookings decreased by $112 million in the third quarter of 2017 compared to the third quarter of 2016. In the third quarter of 2017, SAS booked approximately $200 million on classified and unclassified space programs and $84 million for radar components for the U.S. Navy and the Royal Australian Air Force. SAS also booked $435 million on a number of classified contracts. In the third quarter of 2016, SAS booked $164 million to provide integrated Sentinel support services for the U.K. Royal Air Force. SAS also booked $922 million on a number of classified contracts, including $525 million for a major classified contract.

Bookings decreased by $1,998 million in the first nine months of 2017 compared to the first nine months of 2016. In addition to the bookings noted above, in the first nine months of 2017, SAS booked $256 million for Active Electronically Scanned Array (AESA) radars for the U.S. Air Force, $250 million on two contracts for international customers, one for military processors and one for radar warning receivers and $91 million for radar components for the U.S. Navy. SAS also booked $539 million on a number of classified contracts. In addition to the bookings noted above, in the first nine months of 2016, SAS booked $992 million on the NGJ program for the U.S. Navy, over $650 million on an international classified program, $553 million on the Joint Polar Satellite System (JPSS) program for NASA, $90 million on the next-generation Multi-Spectral Targeting System (MTS) for the U.S. Air Force and $894 million on a number of classified contracts.

Forcepoint
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	% Change	Oct 1, 2017	Oct 2, 2016	% Change
Total net sales	$170	$167	1.8%	$452	$443	2.0%
Total operating expenses
Cost of sales	29	28	3.6%	80	80	—%
Selling and marketing	64	48	33.3%	176	142	23.9%
Research and development	38	32	18.8%	105	96	9.4%
General and administrative	16	18	(11.1)%	50	56	(10.7)%
Total operating expenses	147	126	16.7%	411	374	9.9%
Operating income (loss)	$23	$41	(43.9)%	$41	$69	(40.6)%
Operating margin	13.5%	24.6%		9.1%	15.6%

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 1, 2017	Oct 2, 2016	% Change	Oct 1, 2017	Oct 2, 2016	% Change
Bookings	$186	$175	6.3%	$406	$395	2.8%

Total Net Sales— Total net sales in the third quarter of 2017 were relatively consistent with the third quarter of 2016. Included in the change in total net sales was $5 million of higher Network Security sales primarily due to new business growth. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

The increase in total net sales of $9 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily driven by $13 million of higher Network Security sales due to new business growth and $12 million of higher sales due to a higher mix of bookings with upfront sales recognition within Cloud Security and Data & Insider Threat Security, partially offset by $16 million of lower sales related to filtering products within Cloud Security. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

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

Total operating expenses in the third quarter of 2017 increased $21 million compared to the third quarter of 2016 primarily due to an increase in selling and marketing expense of $16 million and an increase in research and development expense of $6 million. The increase in selling and marketing expense was principally driven by higher costs for the sales organization due to increased salesforce staffing and higher amortization of deferred commissions. The increase in research and development expense was principally driven by the Skyfence acquisition in the first quarter of 2017. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Total operating expenses in the first nine months of 2017 increased $37 million compared to the first nine months of 2016 primarily driven by an increase in selling and marketing expense of $34 million, partially offset by a decrease in general and administrative expense of $6 million. The increase in selling and marketing expense was principally driven by higher costs for the sales organization due to increased salesforce staffing and higher amortization of deferred commissions. The decrease in general and administrative expenses was primarily driven by higher costs related to the integration of Stonesoft in the first quarter of 2016. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Operating Income and Margin—The decrease in operating income of $18 million and the related decrease in operating margin in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to the increase in total operating expenses described above in Total Operating Expenses.

The decrease in operating income of $28 million and the related decrease in operating margin in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to the increase in total operating expenses described above in Total Operating Expenses, partially offset by the increase in total net sales described above in Total Net Sales.

Backlog and Bookings—Backlog was $450 million at October 1, 2017, compared to $486 million at December 31, 2016. The decrease in backlog of $36 million or 7% at October 1, 2017, compared to December 31, 2016 was primarily due to net sales in excess of bookings at our Cloud Security and Data & Insider Threat Security product line due to the seasonality of products experiencing lower bookings in the first nine months of each year.

Bookings increased by $11 million in the third quarter of 2017 compared to the third quarter of 2016 primarily due to a $7 million increase in Global Government bookings principally driven by new business growth.

Bookings increased by $11 million in the first nine months of 2017 compared to the first nine months of 2016 primarily due to a $19 million increase in Data & Insider Threat Security bookings, a $9 million increase in Network Security bookings and a $6 million increase in Global Government bookings, partially offset by a $22 million decrease in Cloud Security bookings principally driven by filtering products.

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

The components of Acquisition Accounting Adjustments were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Deferred revenue adjustment	$(7)	$(17)	$(28)	$(64)
Amortization of acquired intangibles	(32)	(29)	(95)	(91)
Total Acquisition Accounting Adjustments	$(39)	$(46)	$(123)	$(155)

The deferred revenue adjustment for the third quarters and first nine months of 2017 and 2016 relates to acquisitions in the Forcepoint segment.

Amortization of acquired intangibles related to acquisitions in the segments was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Integrated Defense Systems	$—	$—	$—	$—
Intelligence, Information and Services	5	4	15	13
Missile Systems	—	—	1	1
Space and Airborne Systems	3	4	8	13
Forcepoint	24	21	71	64
Total	$32	$29	$95	$91

The change in our Acquisition Accounting Adjustments of $7 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to a $10 million decrease in the deferred revenue adjustment, principally driven by the acquisition of Websense in the second quarter of 2015. The increase in the amortization of acquired intangibles of $3 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to the acquisition of Stonesoft in the first quarter of 2016.

The change in our Acquisition Accounting Adjustments of $32 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to a $36 million decrease in the deferred revenue adjustment, principally driven by the acquisition of Websense in the second quarter of 2015. The increase in the amortization of acquired intangibles of $4 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to the acquisition of Stonesoft in the first quarter of 2016.

FAS/CAS Adjustment
The FAS/CAS Adjustment represents the difference between our pension and PRB expense or income under Financial Accounting Standards (FAS) requirements under U.S. GAAP and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS). The results of each segment only include pension and PRB expense under CAS that we generally recover through the pricing of our products and services to the U.S. government.

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Nine Months Ended
FAS/CAS Adjustment Income (Expense) (in millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
FAS/CAS Pension Adjustment	$81	$105	$299	$318
FAS/CAS PRB Adjustment	(3)	(1)	(4)	—
FAS/CAS Adjustment	$78	$104	$295	$318

The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
FAS (expense)	$(387)	$(283)	$(1,025)	$(810)
CAS expense	468	388	1,324	1,128
FAS/CAS Pension Adjustment	$81	$105	$299	$318

The change in our FAS/CAS Pension Adjustment of $24 million in the third quarter of 2017 compared to the third quarter of 2016 was driven by a $104 million increase in our FAS expense and an $80 million increase in our CAS expense. The change in our FAS/CAS Pension Adjustment of $19 million in the first nine months of 2017 compared to the first nine months of 2016 was driven by a $215 million increase in our FAS expense and a $196 million increase in our CAS expense. The increase in our FAS expense in the third quarter and first nine months of 2017 was primarily due to the decrease in our long-term return on assets (ROA) assumption as described in our Annual Report on Form 10-K for the year ended December 31, 2016 and the update of our actuarial estimate as described in "Note 12: Pension and Other Employee Benefits." The increase in our CAS expense in the third quarter and first nine months of 2017 was primarily due to the CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with the Pension Protection Act of 2006, to measure liabilities in determining the CAS pension expense.

As a result of the annual update of our actuarial estimate (as described in "Note 12: Pension and Other Employee Benefits"), our 2017 FAS/CAS Adjustment will change by an estimated $39 million of decreased income, $26 million of which was recorded in the third quarter of 2017 and $13 million of which will be recorded in the fourth quarter of 2017.

Corporate
Corporate operating income consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016	Oct 1, 2017	Oct 2, 2016
Corporate	$—	$(11)	$(30)	$(35)

The change in operating income related to Corporate of $11 million in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to adjustments to liabilities with respect to contractual, regulatory and operational risks as a result of the quarterly evaluation.

Operating income related to Corporate in the first nine months of 2017 was relatively consistent with the first nine months of 2016.

FINANCIAL CONDITION AND LIQUIDITY

Overview
We pursue a capital deployment strategy that balances funding for growing our business, including: capital expenditures, acquisitions and research and development; prudently managing our balance sheet, including debt repayments and pension contributions; and returning cash to our shareholders, including dividend payments and share repurchases, as outlined below. Our need for, cost of and access to funds are dependent on future operating results, as well as other external conditions. We currently expect that cash and cash equivalents, available-for-sale securities, cash flow from operations and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, investment, debt service and other financing requirements during the next 12 months and for the foreseeable future.

In addition, the following table highlights selected measures of our liquidity and capital resources at October 1, 2017 and December 31, 2016:

(In millions)	Oct 1, 2017	Dec 31, 2016
Cash and cash equivalents	$2,311	$3,303
Short-term investments	—	100
Working capital	4,286	4,346
Amount available under credit facilities	950	1,250

Operating Activities

	Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016
Net cash provided by (used in) operating activities from continuing operations	$1,123	$1,711
Net cash provided by (used in) operating activities	1,122	1,711

The decrease in net cash provided by (used in) operating activities of $589 million in the first nine months of 2017 compared to the first nine months of 2016, was primarily due to the increase in pension contributions and tax payments in the first nine months of 2017 as discussed below.

Pension Plan Contributions—We made the following contributions to our pension and PRB plans:

	Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016
Required pension contributions	$574	$112
PRB contributions	17	16

Tax Payments and Refunds—We made or (received) the following net tax payments or (refunds):

	Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016
Federal	$520	$460
Foreign	66	33
State	23	27

We expect full-year net federal, foreign and state tax payments to be approximately $878 million in 2017.

Interest Payments—We made interest payments on our outstanding debt of $141 million and $149 million in the first nine months of 2017 and 2016, respectively.

Investing Activities

	Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016
Net cash provided by (used in) investing activities	$(318)	$(82)

The change in net cash provided by (used in) investing activities of $236 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to our short-term investments activity, which is described below in Short-term Investments Activity.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016
Additions to property, plant and equipment	$323	$344
Additions to capitalized internal use software	49	47

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

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016
Purchases of short-term investments	$(399)	$(472)
Maturities of short-term investments	517	822

Acquisitions—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria. Payments for purchases of acquired companies, net of cash acquired, were as follows:

	Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016
Payments for purchases of acquired companies, net of cash acquired	$(93)	$(57)

The increase of $36 million in payments for purchases of acquired companies, net of cash acquired, in the first nine months of 2017 compared to the first nine months of 2016 was due to Forcepoint's acquisition of the Skyfence cloud access security broker business, in February 2017 and RedOwl Analytics Inc., in August 2017, offset by Forcepoint's acquisition of the Stonesoft next-generation firewall (NGFW) business, including the Sidewinder proxy firewall technology, in January 2016.

Financing Activities

	Nine Months Ended
(In millions)	Oct 1, 2017	Oct 2, 2016
Net cash provided by (used in) financing activities	$(1,784)	$(1,615)

We generally use cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash provided by (used in) financing activities of $169 million in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to the $591 million repayment of long-term debt in the second quarter of 2017, partially offset by the net proceeds from commercial paper issuance of $300 million, the activity on our share repurchases as discussed below and the $90 million net cash payment that we made to Thales S.A. in the second quarter of 2016 related to our acquisition of Thales S.A.'s noncontrolling interest in Raytheon Command and Control Solutions LLC (RCCS LLC) and the sale of our equity method investment in TRS SAS as a result of the amendment to the joint venture agreement.

Commercial Paper—In the first nine months of 2017, we received net proceeds of $300 million from the issuance of short-term commercial paper.

Debt—In the second quarter of 2017, we exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasury rates, $591 million of our long-term debt due March and December 2018 at a loss of $39 million pretax, $25 million after tax, which is included in other (income) expense, net in the first nine months of 2017.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. At October 1, 2017, we had approximately $0.9 billion available under the 2015 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards (RSAs), restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Nine Months Ended
(In millions)	Oct 1, 2017		Oct 2, 2016
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$700	4.4	$801	6.2
Shares repurchased to satisfy tax withholding obligations	84	0.5	95	0.8
Total share repurchases	$784	4.9	$896	7.0

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Nine Months Ended
(In millions, except per share amounts)	Oct 1, 2017	Oct 2, 2016
Cash dividends declared per share	$2.3925	$2.1975
Total dividends paid	679	635

In March 2017, our Board of Directors authorized an 8.9% increase to our annual dividend payout rate from $2.93 to $3.19 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total long-term debt was $4.7 billion and $5.3 billion at October 1, 2017 and December 31, 2016, respectively. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2020 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $2.3 billion and $3.4 billion at October 1, 2017 and December 31, 2016, respectively. We may invest in: U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $831 million and $641 million at October 1, 2017 and December 31, 2016, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

Commercial Paper—The Company may issue up to $1.25 billion of unsecured commercial paper notes, as the commercial paper is backed by our credit facility. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance. At October 1, 2017, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 1.282% and 24 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the first nine months of 2017 was $340 million. At December 31, 2016, there were no commercial paper borrowings outstanding.

Credit Facilities—In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at October 1, 2017, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from 20 separate highly rated lenders, each committing no more than 10% of the facility. As of October 1, 2017 and December 31, 2016, there were no borrowings outstanding under this credit facility and no outstanding letters of credit. At October 1, 2017, there was $300 million of commercial paper outstanding which reduced the remaining amount available for borrowing under the credit facility to $950 million.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants as of October 1, 2017. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 31.7% at October 1, 2017. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

Shelf Registrations—We have an effective shelf registration statement with the Securities and Exchange Commission, filed in June 2016, which covers the registration of debt securities, common stock, preferred stock and warrants.

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

(In millions, except percentages)	Oct 1, 2017	Dec 31, 2016
Total remediation costs—undiscounted	$205	$219
Weighted-average discount rate	5.2%	5.2%
Total remediation costs—discounted	$141	$147
Recoverable portion	92	92

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

Financing Arrangements and Other—We issue guarantees, and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. These instruments expire on various dates through 2025. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following:

(In millions)	Oct 1, 2017	Dec 31, 2016
Guarantees	$215	$190
Letters of credit	2,646	2,345
Surety bonds	166	127

Included in guarantees and letters of credit described above were $215 million and $47 million, respectively, at October 1, 2017, and $180 million and $44 million, respectively, at December 31, 2016, related to our joint venture in Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2). We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At October 1, 2017, we believe the risk that

TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at October 1, 2017. We had an estimated liability of $2 million and $3 million, at October 1, 2017 and December 31, 2016, respectively, related to these guarantees and letters of credit.

The joint venture agreement between Raytheon and Vista Equity Partners relating to Forcepoint provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option, which became exercisable on May 29, 2017. The put option allows Vista Equity Partners to require Raytheon to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of the put option; however, the ultimate timing will depend on the actions of the parties and other factors. Lastly, at any time on or after three years following the closing date, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. At October 1, 2017, the fair value of the noncontrolling interest is estimated at $389 million and is subject to change based upon market conditions and business performance. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest, outside of stockholders' equity, in our consolidated balance sheets could differ from the parties' determination of fair value for the put option under the joint venture agreement.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At October 1, 2017, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $8.9 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

We do not expect any material impact on our financial results from regional developments regarding Qatar. Almost all of our contracts in Qatar are foreign military sales contracts through the U.S. government and represent less than 5.2% of our backlog at October 1, 2017. In addition, with respect to pending U.S. government approval of certain of our contracts for other Gulf Cooperation Council members, we believe the timing of these pending approvals will not have a material impact on our financial results.

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

(In millions)	Oct 1, 2017	Dec 31, 2016
Cash and cash equivalents	$2,311	$3,303
Restricted cash	12	—
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$2,323	$3,303

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. We expect the standard to have an impact of approximately $1 billion on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), which changes certain presentation and disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit (PRB) plans. This requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. In addition, only the service cost component will be eligible for capitalization when applicable, on a prospective basis. The provisions of ASU 2017-07 are effective for years beginning after December 15, 2017. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. We expect the standard to increase 2016 and 2017 operating income due to the removal of the non-service component of FAS pension expense by $601 million and an estimated $900 million, respectively, and to decrease non-operating income by the same amount with zero impact to net income in both periods. We do not expect a material impact from the new requirement to only allow capitalization of the service cost component of net benefit cost.

Other new pronouncements issued but not effective until after October 1, 2017 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of October 1, 2017 and December 31, 2016 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at October 1, 2017 and December 31, 2016.

Principal payments and interest rate detail for long-term debt by contractual maturity dates as of October 1, 2017 and December 31, 2016, respectively, were as follows:

(In millions, except percentages)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$1,500	$—	$3,292	$4,792	$5,293
Average interest rate	—	—	—	3.550%	—	4.229%	4.017%

(In millions, except percentages)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$591	$—	$1,500	$—	$3,292	$5,383	$5,848
Average interest rate	—	6.549%	—	3.550%	—	4.229%	4.295%

In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,031 million and $1,277 million at October 1, 2017 and December 31, 2016, respectively. The net notional exposure of these contracts was approximately $139 million and $342 million at October 1, 2017 and December 31, 2016, respectively.

For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $15 million and $53 million were included in other assets, net, and unrealized losses of $2 million and $48 million were included in other current liabilities at October 1, 2017 and December 31, 2016, respectively.

Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At October 1, 2017, we had no short-term investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of October 1, 2017.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of October 1, 2017 were effective.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
July (July 3, 2017 - July 30, 2017)	5,690	$169.45	—	$1.1
August (July 31, 2017 - August 27, 2017)	242,583	173.14	242,581	1.1
September (August 28, 2017 - October 1, 2017)	879,846	181.76	869,378	0.9
Total	1,128,119	$179.84	1,111,959

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the third quarter of 2017 includes the surrender by employees of 16,160 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.*

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
October 26, 2017