Form 10-K
period 2017-12-31
RAYTHEON CO/
filed 2018-02-14
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
 Commission File Number 1-13699
_________________________________________________________________________
RAYTHEON COMPANY
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________________________

Delaware	95-1778500
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
 870 Winter Street, Waltham, Massachusetts 02451
(Address of Principal Executive Offices) (Zip Code)
 (781) 522-3000
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
 Securities registered pursuant to Section 12(g) of the Act:
None
_________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2017, was approximately $46.8 billion.
The number of shares of Common Stock outstanding as of February 12, 2018 was 288,506,000.
Documents incorporated by reference and made a part of this Form 10-K:
Portions of the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General
Raytheon Company, together with its subsidiaries, is a technology and innovation leader specializing in defense and other government markets throughout the world. The terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning. We develop technologically advanced and integrated products, services and solutions in our core markets: integrated air and missile defense; electronic warfare; command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance; space systems; effects; and cyber. We serve both domestic and international customers primarily as a prime contractor or subcontractor on a broad portfolio of defense and related programs for government customers.

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

The following is a description of each of our business segments. As part of the description, we include a discussion of some of the segment’s notable initiatives and achievements in 2017, such as certain key contract awards, new product introductions and acquisitions. For a discussion of the financial performance of our business segments and other financial information, see “Segment Results” within Item 7 of this Form 10-K.

Integrated Defense Systems (IDS)—IDS, headquartered in Tewksbury, Massachusetts, is a leader in integrated air and missile defense; large land- and sea-based radar solutions; command, control, communications, computers, cyber and intelligence solutions; and naval combat and ship electronic and sensing systems. IDS delivers combat-proven performance against the complete spectrum of airborne and ballistic missile threats and is a world leader in the technology, development, and production of sensors and mission systems. IDS provides solutions to the U.S. Department of Defense (DoD) and the U.S. Intelligence Community, as well as more than 50 international customers which represent approximately half of IDS’s business.

In 2017, IDS booked a number of awards to provide advanced Patriot® Air and Missile Defense (A&MD) systems for the U.S. Army and other international customers. IDS also received a contract to provide an early warning radar (EWR) to reinforce Qatar’s missile defense architecture. The U.S. Navy awarded IDS options to produce the first three low-rate initial production Air and Missile Defense Radar (AMDR) units for the DDG-51 class of warships and selected IDS to provide the new Variable Depth Sonar for the Littoral Combat Ship class. IDS won a competitive award for the engineering and manufacturing development of the U.S. Air Force’s next generation ground-based radar, the Three-Dimensional Expeditionary Long-Range Radar (3DELRR) system. IDS also received continued awards for missile defense radar sustainment for the Missile Defense Agency (MDA).

IDS has the following principal product lines:

Mission Systems and Sensors (MSS)—MSS provides integrated whole-life air and missile defense systems. MSS produces systems and solutions, including EWR, the Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2), 3DELRR, and other land-based surveillance and search radars, which provide threat detection, precision tracking, discrimination and classification of ballistic missile threats. In addition, MSS provides command, control, communications, computers, cyber and intelligence solutions through the development, delivery and support of complex integrated, networked, actionable combat command and control solutions for air and land combat commanders. MSS also provides tailored capabilities to deliver Air Defense Operations Centers (ADOC) for integrated command and control, fire direction and weapons systems and sensors to our global customers. Key MSS customers include the U.S. Army, U.S. Air Force, the MDA, and international customers.

Integrated Air and Missile Defense (IAMD)—IAMD provides combat-proven air and missile defense systems, including the Patriot A&MD system which is the cornerstone of the air and missile defense architecture for thirteen nations around the globe, including the U.S. and five NATO nations. The National Advanced Surface-to-Air Missile System (NASAMS™), also offered by IAMD, is a highly adaptable mid-range solution for any operational air defense requirement. It is deployed in the U.S. and five other countries. Key IAMD customers include the U.S. Army and international customers. Total sales from IAMD were approximately 10% of our consolidated revenues for 2017, 2016 and 2015.

Seapower Capability Systems (SCS)—SCS is a provider and integrator of maritime air and missile defense radar systems, naval combat management, and airborne anti-submarine and mine warfare systems, as well as sensors, maritime naval navigation systems, and torpedoes for U.S. and international navies. SCS is providing the first three low-rate initial production AMDR units, designated as AN/SPY-6, for the U.S. Navy’s DDG 51 class of warships. SCS’s contracts with the U.S. Navy also include Enterprise Air Surveillance Radar (EASR) for aircraft carriers and amphibious warfare ships, and, in the anti-submarine warfare arena, a new variable depth sonar solution for the littoral combat ship class. In addition, as a ship integrator for the U.S. Navy, SCS provides mission systems equipment and combat and missions system integration for the following ship classes: DDG 1000 destroyers; LPD 17 amphibious warfare ships; and CVN 78 aircraft carriers. Key SCS customers include the U.S. Navy and allied navies.

IDS also includes the Advanced Technology (AT) product line, which executes contract research and development programs primarily with the Office of Naval Research (ONR), the Strategic Capabilities Office (SCO) and the Defense Advanced Research Projects Agency (DARPA) in advanced materials, semiconductors such as Gallium Nitride (GaN) and next-generation systems such as Flexible Digital Array Radar (FlexDAR) and Communications and Interoperability for Integrated Fires (CIIF), to support Raytheon product lines. AT also pursues attractive adjacent growth markets such as undersea warfare and directed energy.

Intelligence, Information and Services (IIS)—IIS, headquartered in Dulles, Virginia, provides a full range of technical and professional services to intelligence, defense, federal and commercial customers worldwide. IIS specializes in global Intelligence, Surveillance and Reconnaissance (ISR); navigation; DoD space and weather solutions; cybersecurity; analytics; training; logistics; mission support; engineering; automation and sustainment solutions; and international and domestic Air Traffic Management (ATM) systems. Key customers include the U.S. Intelligence Community, the U.S. Armed Forces, the Federal Aviation Administration (FAA), the National Oceanic and Atmospheric Administration (NOAA), the Department of Homeland Security (DHS), NASA and a number of international customers.

During 2017, IIS won a number of important classified and unclassified contracts, including the Development, Operations and Maintenance (DOMino) contract, which provides design, development and operations/maintenance services in support of the National Cybersecurity Protection System for the DHS. IIS also continued delivery of international and domestic integrated training and training support through the U.S. Army’s Warfighter Field Operations Customer Support (Warfighter FOCUS) contract.

IIS has the following principal product lines:

Cybersecurity and Special Missions (CSM)—CSM provides integrated cybersecurity and advanced intelligence solutions to strengthen information systems and mission execution. CSM designs and implements customized cyber, managed security services, and quick-reaction solutions, as well as high-consequence special mission support, for the U.S. Intelligence Community, the DoD, civilian federal agencies, international governments and commercial enterprises. Raytheon leverages and incorporates the cyber capabilities within CSM across the Company.

Global Training Solutions (GTS)—GTS provides training solutions, logistics and engineering support worldwide, principally under the Warfighter FOCUS contract with the U.S. Army, which will continue through October 2018 and may be extended for two six-month option periods. Future work will be segmented into multiple contracts and awarded through competitive bidding and therefore may be awarded to GTS, other contractors or a combination. If future awards are delayed or protested, however, we expect the U.S. Army to extend the existing GTS contract by the one or two six-month option periods. Under this contract, the GTS-led Warrior Training Alliance provides integrated operational training through comprehensive support for live, virtual and constructive training exercises and operations, maintenance for training and range systems, curriculum development and instruction, management oversight and administration for contractor activities, and supply support for government-owned property and material. GTS also provides training solutions through Raytheon Professional Services, provides commercial solutions, processes, tools and training experts to domestic and international commercial customers.

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

Mission Support and Modernization (MSM)—MSM provides full life-cycle mission operations, engineering, sustainment and modernization services for site and platform missions across all domains, as well as multi-intelligence (multi-INT) ground systems and unmanned systems technology for the U.S. Armed Forces and civil agencies. MSM’s core services are applied in two broad areas: proven models to support global mission operations more efficiently; and innovative engineering practices that generate affordable modernization and sustainment of mission-critical systems, weapons or platforms. Programs include advanced ground solutions for tactical ISR missions, such as Global Hawk® and the U.S. Air Force's U-2 reconnaissance aircraft; services for the U.S. Air Force’s contractor field support; software and avionics solutions for the V-22 Osprey aircraft; border and critical infrastructure security solutions; integrated operations for the North American Aerospace Defense Command (NORAD) command center, for NASA's Neutral Buoyancy Lab and, through its RGNext joint venture, for U.S. Air Force space launch facilities; and upgrades of airborne and sea-based weapons systems and podded aircraft reconnaissance systems.

Transportation and Support Services (TSS)—TSS develops, delivers and supports domestic and international ATM. TSS is a key provider of ATM solutions including automation, surveillance, and navigation and landing solutions, as well as its Standard Terminal Automation Replacement System (STARS), to the FAA and the DoD. TSS also provides “all-electronic” highway tolling systems for customers such as the Massachusetts Department of Transportation (MassDOT) and a highway system in Canada, infrastructure protection with Perimeter Intrusion Detection technology, and product support services for other Raytheon businesses, including system deployment, installation and integration, logistics and training for military and civil customers in over 80 countries.

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

Missile Systems (MS)—MS, headquartered in Tucson, Arizona, designs, develops, integrates and produces missile and combat systems for the armed forces of the U.S. and allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, surveillance, targeting and netted systems, MS provides and supports a broad range of advanced weapon systems including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles, directed energy effectors and advanced combat sensor solutions. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA, and the armed forces of more than 40 allied nations.

In 2017, MS continued to capture key contract awards from a broad global customer base, including awards for the Paveway™, Advanced Medium-Range Air-to-Air Missile (AMRAAM®), Standard Missile-3 (SM-3®), Standard Missile-2 (SM-2) programs, as well as key development program awards on the Army’s Long Range Precision Fires (LRPF) program, the Air Force’s Long Range Standoff (LRSO) program and the MDA’s Redesigned Kill Vehicle (RKV) and Multiple Object Kill Vehicle (MKOV) programs. MS also completed successful flight tests on the SM-3, Standard Missile-6 (SM-6®), Small Diameter Bomb II (SDB II™), and Exoatmospheric Kill Vehicle (EKV) programs.

MS has the following principal product lines:

Air Warfare Systems (AWS)—AWS products and services enable the U.S. Armed Forces and international customers to attack, suppress and destroy air-, sea- and ground-based targets. Products include the AMRAAM, a state-of-the-art, highly dependable and battle-proven air-to-air missile that also has a surface-to-air launch application; the Tomahawk cruise missile, an advanced surface- or submarine-launched cruise missile with loitering and network communication capability; SDB II, an air-to-ground glide weapon designed to engage moving targets in adverse weather and through battlefield conditions; the Joint Standoff Weapon (JSOW®), a family of air-to-ground weapons that employ an integrated GPS/inertial navigation system that guides the weapon to the target; the Paveway family of laser and GPS precision guided munitions; the AIM-9X Sidewinder™ short-range air-to-air missile; the Miniature Air Launched Decoy-Jammer (MALD®-J), a stand-in, high endurance electronic warfare decoy/jammer used to deceive and degrade air defenses; the High-Speed Anti-Radiation Missile (HARM®) and the HARM Targeting System; the Maverick® precision strike missile; and the Griffin®, a small lightweight missile that can be employed from aircraft, unmanned aerial vehicles, ships or ground-launched against light targets. Also, AWS partners with Kongsberg Defence Systems on the Naval Strike Missile (NSM) and the Joint Strike Missile (JSM), which are over-the-horizon anti-surface warfare and land attack weapons systems to be used on various aircraft platforms and ship classes. Total sales from AWS were approximately 10% of our consolidated revenues for 2017, 2016, and 2015.

Air and Missile Defense Systems (AMDS)—AMDS designs, develops, produces, and supports air defense and ballistic missile defense interceptor systems. AMDS's primary customers are the MDA, the U.S. Navy and various international customers. The AMDS portfolio includes the Standard Missile family of products, including SM-2, SM-3 and SM-6, with capabilities including sea- and land-based exoatmospheric defense against short- and intermediate-range ballistic missiles and tri-mission defense against air, surface and ballistic missile threats. AMDS’s contracts with the MDA include development of the RKV for ballistic missile defense in space. In addition, AMDS participates in a collaboration with Israel’s Rafael Advanced Defense Systems to produce the SkyHunter® system, based on the Iron Dome system and designed to help protect U.S. forces and their allies from short-range threats.

Naval and Area Mission Defense (NAMD)—NAMD offers a complete family of mission solutions for customers around the world. The product line provides highly effective, layered ship defense systems for the navies of more than 30 countries across multiple platforms to counter the threats of today and tomorrow. NAMD leverages its proven capabilities to provide forward operating base defenses for the U.S. Army, Air Force and Marine Corps. The product line designs, develops, integrates, manufactures and supports a variety of products that include the Phalanx® Close-In Weapon System (CIWS) (employed afloat and ashore), the Rolling Airframe Missile (RAM™) and Launcher System, the SeaRAM® system, SM-2, and the Evolved Seasparrow Missile (ESSM®) family of missiles protecting ships against air, subsurface and surface cruise/ballistic missile threats. NAMD continues to leverage its strategic international cooperative partnerships to evolve its existing products and technologies with a goal of addressing the full spectrum of threats.

Land Warfare Systems (LWS)—LWS provides precision missiles and munitions, advanced electro-optical/infrared (EO/IR) sensors, and integrated mission solutions in the land domain for the U.S. Army, Marine Corps, and the militaries of more than 40 allied nations. LWS capabilities are designed to provide warfighters the situational awareness and lethality they need to overmatch and defeat evolving complex threats. The LWS portfolio includes the Tube-launched, Optically-tracked, Wireless-guided (TOW®) weapon system, a long-range precision anti-armor/anti-fortification/anti-amphibious-landing weapon system, and Excalibur®, a GPS-guided artillery round providing indirect precision fire for ground forces. The 3rd Generation Forward Looking Infrared (FLIR), currently in development, leverages proven sensor technology to provide the warfighter with high-definition resolution and magnification of target images in darkness and in a range of adverse environmental conditions.

Advanced Missile Systems (AMS)—AMS focuses on the development and early introduction of next-generation, end-to-end system solutions that support the AWS, AMDS, NAMD, LWS and other Raytheon product lines. AMS is engaged in opportunities involving the transition from weapon development to warfighter fielding in the areas of next generation missile systems, hypersonic vehicles, unmanned aircraft systems, non-kinetic solutions, space applications and collaborative weapon technologies. AMS works closely with DARPA, SCO and the research lab community.

Space and Airborne Systems (SAS)—SAS, headquartered in McKinney, Texas, is a leader in the design, development and manufacture of integrated sensor and communication systems for advanced missions. These missions include intelligence, surveillance and reconnaissance; precision engagement; manned and unmanned aerial operations; and space. Leveraging state-

of-the-art technologies, mission systems and domain knowledge, SAS designs, manufactures, supports and sustains civil and military electro-optical/infrared (EO/IR) sensors; airborne radars for surveillance and fire control applications; lasers; precision guidance systems; signals intelligence systems; processors; electronic warfare systems; communications; and space-qualified systems. Key customers are the U.S. Navy, Air Force, and Army, international allies and classified customers.

In 2017, the U.S. Air Force awarded SAS a contract to upgrade Active Electronically Scanned Array (AESA) radars onboard Air Force and Air National Guard F-15C fighters. SAS was also awarded classified contracts in space protection, electronic warfare, signals intelligence, and ISR. DigitalGlobe, Inc. selected SAS to develop imaging payloads for its WorldView Legion satellite constellation. In addition, SAS successfully completed the first-ever high energy laser (HEL) weapon system demonstration on a rotorcraft aboard an Apache helicopter. SAS also successfully demonstrated a vehicle-mounted HEL system designed to defeat unmanned aerial systems at ranges up to 1 kilometer.

SAS has the following principal product lines:

Intelligence, Surveillance and Reconnaissance Systems (ISRS)—ISRS designs, develops and manufactures an array of Multispectral EO/IR sensors, light-sensing focal plane arrays, advanced visible and infrared sensors, AESA radars and various integrated ISR systems solutions to provide customers with actionable information for strike, persistent surveillance and special mission platforms. These systems perform detection, identification, tracking, targeting, navigation, weather, and situational awareness tasks on a variety of airborne platforms, including maritime, littoral and overland patrol aircraft, unmanned aerial systems, and other tactical, attack and transport rotary- and fixed-wing aircraft. Key ISRS programs include the APY-10 radar on the U.S. Navy’s P-8A Poseidon; the Multi-spectral Targeting Systems (MTS) on numerous unmanned and manned aircraft; the Enhanced Integrated Sensor Suite (EISS) for the Global Hawk platform; the Silent Knight Terrain Following/Terrain Avoiding radar for rotary-wing platforms; and an international classified program.

Secure Sensor Solutions (S3)—S3 designs, manufactures and develops cost-effective, high-performance integrated sensor solutions for tactical and strategic platforms, which deliver trusted, actionable information for mission assurance. S3 provides integrated advanced fire control radars to customers, including the U.S. Navy, Marine Corps, and Air Force and international governments. S3 produces AESA radars for the U.S. Air Force’s F-15 and B-2 aircraft, the U.S. Navy’s F/A-18E/F and EA-18G and radars for several international customers, including Australia, Canada, Japan and Saudi Arabia. S3 also develops sophisticated anti-jam GPS solutions for many customers and provides a wide range of state-of-the-art product families and engineering services for the DoD’s response to dynamic threat environments.

Electronic Warfare Systems (EWS)—EWS designs and manufactures cost-effective, high-performance electronic warfare systems and equipment for strategic and tactical aircraft, helicopters, surface ships and ground forces for the U.S. Air Force, Army, Navy, Special Operations Forces, and intelligence agencies and international governments. EWS products deliver a range of non-kinetic effects ranging from radar jamming to information operations. The EWS portfolio includes the Next Generation Jammer (NGJ) program, integrated electronic warfare suites, development of electronic warfare planning and management tools (EW PMT), the Multi-function Integrated Receiver/Exciter System (MFIRES) product family, advanced classified programs, and products which include towed decoys, radar warning receivers, radar and communications countermeasures and missile warning sensors.

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

Space Systems (SS)—SS designs and manufactures space and space-qualified sensor payloads for large national programs and develops innovative solutions for emerging commercial, intelligence, defense and civil space applications. SS provides EO/IR, radio frequency, radar and laser space-based sensors to customers, including branches of the DoD, MDA, NASA, classified and commercial customers, and international governments. Its major non-classified program is the JPSS program, which provides the Visible Infrared Imaging Radiometer Suite (VIIRS), an advanced imaging and radiometric sensor for NASA and NOAA weather/environmental monitoring programs.

Advanced Concepts Technology (ACT), an innovation incubator, is also part of SAS. ACT conducts internal research and development and contract research and development for customers, including the U.S. Air Force Research Laboratory (AFRL) and the DARPA, and produces cutting-edge products and capabilities, including advanced HEL weapons systems, next-generation all-weather millimeter wave targeting radars, improved capabilities in mission system architecture, electro-optical
(EO) and radio frequency (RF) technologies, advanced speech recognition with natural language understanding, plus systems exploiting acoustic phenomenology.

Forcepoint—Forcepoint, headquartered in Austin, Texas, develops cybersecurity products serving commercial and government organizations worldwide. Forcepoint is a joint venture of Raytheon and Vista Equity Partners created in May 2015 that brought together the capabilities of the legacy Raytheon Cyber Products (RCP) and Websense, Inc. (Websense) businesses. Forcepoint delivers a portfolio of human-centric cybersecurity capabilities, including data loss prevention; user and entity behavior analytics (UEBA) and cloud access security broker (CASB) capabilities; insider threat solutions; next-generation firewall (NGFW) technology; cloud and on premise web and email security; and cross domain transfer products. Forcepoint's customers deploy its software products on standard servers, mobile endpoints or other information technology hardware, including Forcepoint optimized appliances, as a software-as-a-service (otherwise referred to as a cloud-based or cloud service) offering, or in a hybrid hardware/cloud configuration. Forcepoint’s customers include large enterprises, small- and medium-sized businesses and both domestic and international government agencies.

In 2017, Forcepoint acquired RedOwl Analytics Inc. (RedOwl), a security analytics business, and the Skyfence® CASB business.

Effective January 1, 2018, Forcepoint has reorganized into the following two principal product lines: (1) Global Governments and Critical Infrastructure and (2) Commercial Security. This structure aligns to Forcepoint’s core target markets.

Global Governments and Critical Infrastructure—In addition to providing the full suite of Forcepoint products to government customers, Global Governments and Critical Infrastructure provides a suite of cross domain and insider threat technologies designed to enable defense, intelligence and civilian agencies to securely and efficiently access and transfer data, including streaming video, across multiple domains. Forcepoint expects to begin providing these technologies to critical infrastructure customers in 2018. Global Governments and Critical Infrastructure products are deployed primarily in high assurance environments.

Commercial Security—Commercial security consists of the User and Data Security solution area and the Cloud Access and Network Security solution area. User and Data Security provides data loss prevention; UEBA; and insider threat security products. Forcepoint’s data loss prevention suite of products extend data security control solutions to enterprise cloud applications, end user software applications and sensitive data and intellectual property on laptops, both on- and off-network. Forcepoint’s UEBA products analyze large amounts of data to assess risk. Forcepoint’s insider threat suite of products spans analytics, insider threat, advanced threat protection and related security features. Cloud Access and Network Security solutions provide a range of appliances that consolidate multiple security capabilities and deliver real-time security functionality, including content security and firewall capabilities. The content security solutions integrate Forcepoint's web, email, filtering, and NGFW technologies into a single security architecture that may be deployed in the cloud, on premise (e.g. a proxy server or firewall) and in a hybrid environment. In addition, Forcepoint’s CASB product provides visibility, access and control as users interact with data in cloud applications. The firewall products consist of the Forcepoint NGFW and the Forcepoint Sidewinder proxy firewall products. The Forcepoint NGFW product provides software and hardware solutions that focus on high-availability, centralized management and policy deployment across large networks and protection from advanced evasion techniques. The Forcepoint Sidewinder product provides proxy-based firewall software and hardware solutions, designed to allow for clear visibility and control of command filtering, protocol enforcement and application access.

In addition to the principal product lines, Forcepoint provides consulting services of certified engineers who assess, plan, design, analyze and optimize security solutions for its customers' business environments.

Sales to the U.S. Government

(In millions, except percentages)	2017	2016	2015
Sales to the U.S. government(1)	$16,860	$16,083	$15,788
Sales to the U.S. government as a percentage of Total Net Sales(1)	67%	67%	68%
Foreign military sales through the U.S. government	$3,311	$2,899	$2,812
Foreign military sales through the U.S. government as a percentage of Total Net Sales	13%	12%	12%

(1)	Excludes foreign military sales through the U.S. government.

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

U.S. government contracts include both cost reimbursement and fixed-price contracts. Cost reimbursement contracts, subject to a contractual cost-ceiling amount in certain cases, provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (1) cost-plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance; (2) cost-plus incentive fee contracts which provide for increases or decreases in the target incentive fee, within specified limits, based upon actual cost results compared to contractual cost targets; and (3) cost-plus award fee contracts which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement contracts, the contractor is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incidental to performing contracts have been made partially or wholly unallowable for reimbursement by statute, the FAR or other regulation. Examples of such costs include charitable contributions, certain merger and acquisition costs, lobbying costs, interest expense and certain litigation defense costs. We also classify time-and-materials (T&M) contracts as cost reimbursement contracts as they are typically used to cover certain contract costs plus a set amount of fee.

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

U.S. government programs generally are implemented by the award of individual contracts and subcontracts. Congress generally appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or change. The U.S. government is required to equitably adjust a contract price for additions or reductions in scope or other changes ordered by it. For a discussion of the risks associated with program funding and appropriations, see “Item 1A. Risk Factors” and “Overview” within Item 7 of this Form 10-K. In addition, because we are engaged in supplying technologically-advanced, cutting-edge defense-related products and services to the U.S. government, we are subject to certain business risks, some of which are specific to our industry. These risks include: (1) the cost and ability to obtain and retain trained, skilled and qualified employees; (2) the uncertainty and instability of prices for raw materials and supplies; (3) the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; (4) the intense competition and the constant necessity for improvement in facility utilization and personnel training; and (5) the impact of potential security and cyber threats. Our sales to the U.S. government may be affected by changes in procurement policies, budget considerations, changing priorities for national defense, political developments abroad and other factors. See “Item 1A. Risk Factors” and “Overview” within Item 7 of this Form 10-K for a more detailed discussion of these and other related risks.

We are also involved in U.S. government programs that are classified by the U.S. government and cannot be specifically described in this Form 10-K. The operating results of these classified programs are included in the applicable business segment's and our consolidated results of operations. The business risks and considerations associated with these and our international classified programs generally do not differ materially from those of our other U.S. government and international programs and products.

International Sales

(In millions, except percentages)	2017	2016	2015
Total international sales(1)	$8,085	$7,616	$7,197
Total international sales as a Percentage of Total Net Sales(1)	32%	32%	31%

(1)	Includes foreign military sales through the U.S. government of $3,311 million, $2,899 million and $2,812 million in 2017, 2016 and 2015, respectively.

Our international sales are conducted through Raytheon Company and certain U.S. and international subsidiaries. For example, Raytheon Systems Limited (RSL), a U.K. subsidiary, provides a wide range of products and services, most notably with our MS, SAS and IIS business segments, to commercial, defense and other government customers in the U.K. and globally. Raytheon Australia delivers integrated solutions to the Australian Defence Force, most notably with our IDS and IIS business segments. Generally, we internally fund our international subsidiary working capital requirements in the applicable countries. In connection with certain international sales, we utilize the services of sales representatives who are paid commissions in return for services rendered, and international consultants and advisors who are typically paid a fixed retainer fee. Our Forcepoint joint venture also sells certain products and services, both domestically and internationally, primarily through a network of distributors and value-added resellers.

Sales and income from international operations and investments are subject to U.S. government laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR), the Export Administration Regulations (EAR) and the Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws and the export laws and regulations described below. They are also subject to foreign government laws, regulations and procurement policies and practices, which may differ from U.S. government regulation, including export-import control, technology transfer, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country through manufacturing agreements or other financial support obligations, also known as offset obligations or in-country industrial participation (ICIP) agreements. In addition, embargoes, international hostilities and changes in currency and commodity values can also impact our international sales. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries, us and our subsidiaries. We have acted to protect ourselves against various risks through insurance, foreign exchange contracts, contract provisions, government guarantees and/or payment terms. Our international sales in functional currencies other than the U.S. dollar were approximately $1.3 billion in 2017, 2016 and 2015, the majority of which were in British pounds and Australian dollars with the remainder primarily in euros and Canadian dollars. See total net sales and property, plant and equipment by geographical area set forth in “Note 17: Business Segment Reporting” within Item 8 of this Form 10‑K.

Depending on the type of international sale, Raytheon must either seek various approvals from the U.S. government under the foreign military sales process or may require an export authorization and the issuance of a license by either the U.S. Department of State under the Arms Export Control Act of 1976 and its implementing regulations under the ITAR, the U.S. Department of Commerce under the Export Administration Act of 1979 and its implementing regulations under the EAR, as kept in force by the International Emergency Economic Powers Act of 1977 (IEEPA), and/or the U.S. Department of the Treasury under IEEPA or the Trading with the Enemy Act of 1917. Such licenses and authorizations may be denied or delayed for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15-30 days (depending on the identity of the importing country that will utilize the equipment and services) prior to authorizing such exports. During that time, Congress may take action to block or delay a proposed export by joint resolution which is subject to Presidential veto. Additional information regarding the risks associated with our international business is contained in “Item 1A. Risk Factors” of this Form 10-K.

Classified Sales
Classified sales include U.S. government sales on programs designated as classified by the U.S. government, as well as international sales on programs for which the customer, end user or end product is prohibited from being publicly disclosed. Total classified sales were 17% in 2017 and 2016, and 16% in 2015.

Backlog

			% of Total Backlog
(In millions, except percentages) at December 31	2017	2016	2017	2016
Total U.S. government backlog(1)	$22,258	$21,144	58%	58%
Total non-U.S. government domestic backlog	740	602	2%	2%
Total domestic backlog	22,998	21,746	60%	59%
Total foreign military sales backlog	6,760	5,939	18%	16%
Total direct foreign government backlog	7,577	8,254	20%	22%
Total non-government foreign backlog	875	770	2%	2%
Total international backlog	15,212	14,963	40%	41%
Total backlog	$38,210	$36,709	100%	100%

(1)	Excludes foreign military sales backlog through the U.S. government which is included in total international backlog.

Approximately half of the December 31, 2017 year-end backlog is not expected to be filled during the following twelve months. These amounts include both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated or obligated to us). For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

Research and Development
We conduct extensive research and development activities to continually enhance our existing products and services and develop new products and services to meet our customers’ changing needs and requirements, and address new market opportunities. During 2017, we expended $734 million on research and development efforts compared to $755 million and $706 million in 2016 and 2015, respectively. These expenditures principally have been for product development for the U.S. government. We also conduct funded research and development activities under U.S. government contracts which are included in total net sales. For additional information related to our research and development activities, see “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K.

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

In recent years, our revenues in the second half of the year have generally exceeded revenues in the first half. Some of the factors that can affect revenue recognition between accounting periods include the timing of new program awards (including international contract awards and approvals), the availability of U.S. government funding, product deliveries (which are dependent on availability of materials) and customer acceptance. We expect this trend to continue in 2018. Additional information regarding the risks associated with our raw materials, suppliers, and seasonality is contained in “Item 1A. Risk Factors” of this Form 10-K.

Competition
We directly participate in most major areas of development in the defense and government electronics, space, information technology and technical services and support markets. Technical superiority, reputation, price, past performance, delivery schedules, and reliability are among the principal competitive factors considered by customers in these markets. We also compete in the commercial cybersecurity market, which is characterized by rapid changes in technology, products, customer specifications and industry standards. We compete worldwide with a number of U.S. and international companies in these markets, some of which may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We frequently partner on various programs with our major suppliers, some of whom are, from time to time, competitors on other programs. In addition, U.S. defense spending levels in the future are difficult to predict. Changes in U.S. defense spending may potentially limit certain future market opportunities. See “Item 1A. Risk Factors” and “Overview” within Item 7 of this Form 10-K for a more detailed discussion of these and other related risks.

Intellectual Property
We own an intellectual property portfolio that includes many U.S. and foreign patents, as well as unpatented trade secrets and know-how, data, software, trademarks and copyrights, all of which contribute to the preservation of our competitive position in the market. In certain instances, we have augmented our technology base by licensing the proprietary intellectual property of others. We also license our intellectual property to others, including our customers, in certain instances. The U.S. government has licenses to certain of our intellectual property, including certain patents, developed in the performance of U.S. government contracts, and has the right to use and authorize others to use such intellectual property, including the inventions covered by such patents for U.S. government purposes. While our intellectual property rights in the aggregate are important to our operations, we do not believe that any particular trade secret, patent, trademark, copyright, license or other intellectual property right is of such importance that its loss or termination would have a material effect on our business. Additional information regarding the risks associated with our intellectual property is contained in “Item 1A. Risk Factors” of this Form 10-K.

Employment
As of December 31, 2017, we had approximately 64,000 employees.

Environmental Regulation
Our operations are subject to and affected by a variety of international, federal, state and local environmental protection laws and regulations. We have provided for the estimated cost to complete remediation—or, in the case of multi-party sites, our reasonably expected share thereof—where we have determined that it is probable that we will incur such costs in the future in connection with (1) facilities that are now, or were previously, owned or operated by us, (2) sites where we have been named a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency (EPA) or similarly designated by other environmental agencies, or (3) sites where we have been named in a cost recovery or contribution claim by a non-governmental third party. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup, the discovery and application of innovative remediation technologies, and the status and interpretation of laws and regulations.

If we are ultimately found to have liability at a multi-party site where we have been designated a PRP or have been named in a cost recovery or contribution claim from a non-governmental third party, we expect that the actual costs of remediation will be shared with other PRPs. Generally in the U.S. and certain other countries, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing U.S. environmental laws, responsible parties are usually jointly and severally liable and, therefore, potentially liable for the full cost of funding such remediation. In the unlikely event that we are required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs. The amounts we record do not reflect the unlikely event that we would be required to fund the entire cost of such remediation, nor do they reflect the possibility that we may recover some of these additional environmental costs from insurance policies or from other PRPs. In addition, a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. government.

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

Most of the U.S. laws governing environmental matters include criminal provisions. A criminal violation of certain U.S. environmental statutes such as the Clean Air Act and Clean Water Act could result in suspension, debarment or disqualification by the EPA. Facilities in violation of these statutes cannot be used to perform any U.S. government contract work until the violation has been corrected and the EPA approves the reinstatement of the facility.

Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations, including expected remediation costs, is contained in “Item 1A. Risk Factors,” “Commitments and Contingencies” within Item 7 and “Note 11: Commitments and Contingencies” within Item 8 of this Form 10-K.

Available Information
Our internet address is www.raytheon.com. We use our Investor Relations website as a routine channel for distribution of important information, including news releases, analyst presentations and financial information. We make available free of charge on or through our Investor Relations website our annual reports and quarterly reports on Forms 10-K and 10-Q (including related filings in eXtensible Business Reporting Language (XBRL) format), current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC filings are also at the Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. In addition, the SEC also maintains an internet site at www.sec.gov that contains reports, proxy statements and other information regarding registrants that file electronically, including Raytheon.

Additionally, we also make available on or through our website copies of our key corporate governance documents, including our Governance Principles, Certificate of Incorporation, By-laws and charters for the Audit Committee, Management Development and Compensation Committee (MDCC), Governance and Nominating Committee, Public Affairs Committee and Special Activities Committee of the Board of Directors and our code of ethics entitled “Code of Conduct.” Raytheon stockholders may request free copies of these documents from our Investor Relations Department by writing to Raytheon Company, Investor Relations, 870 Winter Street, Waltham, MA 02451, or by calling (781) 522-5123 or sending an email request to invest@raytheon.com.

The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

ITEM 1A. RISK FACTORS

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, products and services, trends and anticipated financial performance including with respect to our revenue, liquidity and capital resources; our bookings and backlog; international sales; cybersecurity sales; our pension and other postretirement benefit (PRB) expense and funding; our expectations regarding customer contracts; our capital expenditures; the impact of new accounting pronouncements; our expected tax payments and tax rate; our unrecognized tax benefits; the effect of the Tax Cuts and Jobs Act of 2017 (2017 Act), including on our deferred tax balances and one-time transition tax on foreign earnings; the impact of acquisitions, investments and other business arrangements; the impact and outcome of audits and legal and administrative proceedings, claims, investigations, commitments and contingencies; and the impact of changes in fair value of our reporting units; the impact of changes in foreign currency rates and interest rates; as well as information regarding domestic and international defense spending, budgets and business practices. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them, except as required by law.

We depend on the U.S. government for a substantial portion of our business, and changes in U.S. government defense spending and priorities could impact our financial position, results of operations and overall business.

In 2017, U.S. government sales, excluding foreign military sales, accounted for approximately 67% of our total net sales. Our U.S. government revenues largely result from contracts awarded under various U.S. government programs, primarily defense-related programs with the U.S. Department of Defense (DoD), and a broad range of programs with the U.S. Intelligence Community and other departments and agencies. Our programs are subject to U.S. government policies, budget decisions and appropriation processes which are driven by numerous factors including: (1) geopolitical events; (2) macroeconomic conditions; and (3) the ability of the U.S. government to enact relevant legislation, such as appropriations bills.

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (BCA), which established specific limits on annual appropriations for fiscal years (FY) 2012–2021. The BCA has been amended a number of times leading to fluctuations and unpredictability in annual DoD funding levels. For example, the DoD budget fell by 7% in FY 2013, remained essentially flat for FY 2014 and 2015, and increased by 5% and 3% for FY 2016 and FY 2017, respectively, in each case compared to the prior year. While DoD funding for FY 2018 and FY 2019 is expected to increase, the DoD is currently operating under a Continuing Resolution (CR) for FY 2018, which limits FY 2018 funding levels to FY 2017. Future spending levels are difficult to predict. They are subject to a wide range of outcomes and depend on Congressional action. In addition, in recent years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shut-downs and CRs providing only enough funds for U.S. government agencies to continue operating.

U.S. government defense spending levels are difficult to predict beyond the near-term due to numerous factors, including the external threat environment, future governmental priorities and the state of governmental finances. Significant changes in U.S. government defense spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition and liquidity.

Our financial results largely are dependent on our ability to perform on our U.S. government contracts, which are subject to uncertain levels of funding and timing, as well as termination. Our financial results could also be affected by performance delays, cost overruns, product failures or definitization delays in connection with these contracts.

Our financial results largely are dependent on our performance under our U.S. government contracts. Although we have thousands of U.S. government contracts, the termination of one or more of our contracts, or the occurrence of performance delays, cost overruns, product failures, or contract definitization delays could negatively impact our results of operations, financial condition and liquidity. Further, we can give no assurance that we would be awarded new U.S. government contracts to offset the revenues lost as a result of the termination of any of our contracts.

U.S. government contracts generally permit the government to terminate the contract, in whole or in part, without prior notice, at the U.S. government’s convenience or for default based on performance. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for work accepted by the U.S. government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. In addition, we are a subcontractor and not the prime contractor on some contracts. In these arrangements, the U.S. government could terminate the prime contract for convenience or otherwise, without regard to our performance as a subcontractor.

The funding of U.S. government programs is subject to congressional appropriations, which are made on a fiscal year basis even for multi-year programs. Consequently, programs are often only partially funded initially and may not continue to be funded in future years. In addition, regular appropriation bills may be delayed, which may result in delays to revenue, the collection of receivables and our contract performance due to lack of authorized funds to procure related products and services. Under certain circumstances, we may use our own funds to meet our customer’s desired delivery dates or other requirements but we may not be reimbursed. Further, if appropriations for one of our programs become unavailable, reduced or delayed, the U.S. government may terminate our contract or subcontract under that program.

Our U.S. government contracts typically involve the development, application and manufacture of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies may be untested or unproven. In some instances, product requirements or specifications may be modified. As a result, we may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns or product failures. Additionally, in order to win certain U.S. government contracts, we may be required to invest in development prior to award as our customers demand more mature and proven solutions. These additional investment amounts may not be recovered if we are not chosen for new contract awards.

Our U.S. government contracts are typically either fixed-priced contracts or cost reimbursable contracts. Fixed-price contracts represent approximately 63% of our backlog, and are predominantly either firm fixed-price (FFP) contracts or fixed-price incentive (FPI) contracts. Under FFP contracts, we receive a fixed price irrespective of the actual costs we incur and we therefore carry the burden of any cost overruns. Under FPI contracts, we share with the U.S. government savings for cost underruns less than target costs and expenses for cost overruns exceeding target costs up to a negotiated cost ceiling. We carry the entire burden of cost overruns exceeding the cost ceiling amount under FPI contracts. Under cost reimbursable contracts, we are reimbursed for allowable costs and paid a fixed or performance-based fee, but we are generally not reimbursed for unauthorized costs exceeding a cost ceiling amount or costs not allowable under the contract or applicable regulations. Due to the nature of our work under many of our U.S. government contracts, we may experience unforeseen technological difficulties and cost overruns. If we are unable to control costs or if our initial cost estimates are incorrect, our profitability could be negatively affected, particularly under fixed-price development contracts. We may also experience cost underruns which would reduce contract value and related expected revenues, and we may be unable to expand the contract scope or secure additional work to offset the resulting lost revenues. Some of our U.S. government contracts have provisions relating to cost controls and audit rights and if we fail to meet the terms specified in those contracts it could have a negative impact on our results of operations, financial condition and liquidity. Our contracts also require us to comply with extensive and evolving procurement rules and regulations, which are discussed in more detail below.

From time to time, we may begin performance under an undefinitized contract award with a not-to-exceed price prior to completing contract negotiations in order to support U.S. government priorities. Uncertainties in final contract price, specifications and terms, or loss of negotiating leverage associated with particularly long delays in contract definitization, may negatively affect our profitability.

In addition, we are involved in programs that are classified by the U.S. government which have security requirements that place limits on our ability to discuss our performance on these programs, including any risks, disputes and claims.

Our future success depends on our ability to develop new offerings and technologies for our current and future markets.

To continue achievement of our growth strategy, we must successfully develop new offerings and technologies or adapt existing offerings and technologies for our current and future markets including new international, civil, and commercial markets. Accordingly, our future performance depends on a number of factors, including our ability in current, emerging and future growth markets to:

–	Identify market needs and growth opportunities;

–	Identify emerging technological and other trends;

–	Identify additional uses for our existing technology to address customer needs;

–	Develop and maintain competitive products and services;

–	Enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors;

–	Develop, manufacture and bring solutions to market quickly at cost-effective prices;

–	Enhance product designs for export and releasability to international markets; and

–	Effectively structure our businesses to reflect the competitive environment including through the use of joint ventures, collaborative agreements and other forms of alliances.

We believe that in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new, and adapt existing, offerings and technologies. We fund this investment through customer funded and internal research and development, acquisitions and joint ventures or other teaming arrangements. We believe this investment is needed to meet demands and expand in our domestic and international markets, including emerging opportunities within the DoD market and the commercial cybersecurity market in which our Forcepoint joint venture competes. Our investments to develop new offerings and technologies, or adapt existing offerings and technologies, could divert our attention and resources from other projects. In addition, we cannot be sure that these investments will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new or growth markets.

Due to the design complexity of our products, we may experience future delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. Further, our competitors may develop competing technologies which gain market acceptance in advance of our products. In addition, there can be no assurance that: (1) the market for our offerings will develop or continue to expand; (2) we will be successful in newly identified markets as we currently anticipate; or (3) the acquisitions, joint ventures or other teaming arrangements we may enter into in pursuit of developing new offerings and technologies will be successful. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business.

Our existing technology and offerings may become obsolete due to new competitive technology or offerings. If we fail in our new product development efforts or our products or services fail to achieve market acceptance faster than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations, financial condition and liquidity.

Competition within our markets may reduce our revenues and market share and limit our future market opportunities.

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do. We anticipate companies continuing to enhance their competitive position against us in our core markets as a result of continued domestic and cross-border defense industry consolidation and the expansion of competitors’ capabilities throughout the supply chain through vertical integration. We are also facing heightened competition in our domestic and international markets from foreign and multinational firms. In addition, as discussed in more detail above, U.S. defense spending and U.S. government procurement strategies may limit our future market opportunities. For example, the DoD continues to award contracts through competitive bidding and relying on competitive contract award types and bid protests from unsuccessful bidders on new program awards are becoming more frequent. Generally, a bid protest will delay the start of contract activities, delay earnings, and could result in the award decision being overturned and require a re-bid of the contract. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors in our core markets, we may experience declines in revenues and market share which could negatively impact our results of operations, financial condition and liquidity.

In addition, our Forcepoint cybersecurity joint venture faces significant competition due to rapid changes in technology, products, customer specifications and industry standards. It also has a wide range of market competitors, some that are significantly larger with broader product and service offerings or have best-of-breed products and/or maintain stronger customer relationships. In order to compete effectively, Forcepoint must successfully execute on its growth strategy, including the development of new products and services. If Forcepoint is unable to compete successfully, it may divert financial and management resources that would otherwise benefit our other operations.

As a U.S. government contractor, we are subject to extensive procurement rules and regulations. Changes in rules, regulations and business practices could negatively affect current programs and potential awards. Our business could be negatively affected if we fail to comply with any procurement rules and regulations.

As a U.S. government contractor, we must comply with specific procurement regulations and other requirements including: (1) export-import control; (2) security; (3) contract pricing and cost; (4) contract termination and adjustment; and (5) audit and product integrity requirements. These requirements impact our performance and compliance costs. In addition, the U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices which may negatively affect our results of operations, financial condition and liquidity. This could also affect whether we pursue certain opportunities and the terms under which we are able to pursue them.

For example, in recent years the DoD has increasingly included contractual payment and cost reimbursement terms such as incentive-based contracts that require contractors to share cost overruns and underruns with the U.S. government.

In addition, failure to comply with procurement regulations and requirements could result in: (1) reductions in contract value; (2) contract modifications or termination; (3) cash withholds on contract payments; (4) forfeiture of profits; and (5) the assessment of civil and criminal penalties and fines. Any of these could negatively impact our results of operations, financial condition and liquidity. Our failure to comply with these regulations and requirements could also lead to suspension or debarment, for cause, from U.S. government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to: (1) procurement integrity; (2) export control; (3) U.S. government security regulations; (4) employment practices; (5) protection of the environment; (6) accuracy of records and the recording of costs; and (7) foreign corruption. Penalties or sanctions resulting from any failure to comply with applicable requirements could have a negative impact on our results of operations, financial condition and liquidity. This could also have a negative impact on our reputation, lead to contract terminations and reduce our ability to procure other U.S. government contracts in the future.

Issues with component availability, subcontractor performance or key supplier performance may affect our ability to manufacture and deliver our products and services.

We depend on our suppliers delivering materials, and on our subcontractors assembling major components and subsystems for our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. Some products require relatively scarce raw materials. We also are subject to specific procurement requirements that limit the types of materials we use which may limit the suppliers and subcontractors we may utilize. These procurement requirements include restrictions on the use of certain chemicals in the European Union (EU) and requirements for genuine original equipment manufacturer parts. As we continue to seek further cost efficiencies throughout our business, we may centralize procurements in order to attain better pricing through strategic sourcing, which may increase our dependency on certain suppliers. In some instances, we are dependent on sole-source suppliers. If certain component materials are not available or if any of these suppliers or subcontractors otherwise fails to meet our needs or becomes insolvent, we may not have readily available alternatives or alternatives at prices that meet the demands of our customers. We enter into long-term or volume purchase agreements with certain suppliers and take other actions, such as accelerating supplier payments commensurate with value delivered, to ensure financial viability of our suppliers and the availability of needed materials, components and subsystems. However, we cannot be sure that such items will be available at all or in the needed quantities. In addition, some of our suppliers or subcontractors may be susceptible to changes in global economic conditions that could impair their ability to meet their obligations to us. If we experience a material supplier or subcontractor problem, it could negatively impact our ability to satisfactorily and timely complete our customer obligations. This could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing this type of problem. Any of these events could have a negative impact on our results of operations, financial condition and liquidity. In addition, we must conduct diligence and provide disclosure regarding the use of certain minerals, known as conflict minerals, which may impact our procurement practices and increase our costs.

Our international business is subject to geopolitical and economic factors, regulatory requirements and other risks.

Our international business exposes us to geopolitical and economic factors, regulatory requirements, increasing competition and other risks associated with doing business in foreign countries. These risks differ from and potentially may be greater than those associated with our domestic business. In 2017, our sales to customers outside the U.S. (including foreign military sales through the U.S. government) accounted for 32% of our total net sales. Our exposure to such risks may increase if our international business continues to grow as we anticipate.

Our international business is sensitive to changes in the priorities and budgets of international customers, which may be driven by: (1) changes in threat environments; (2) geopolitical uncertainties; (3) volatility in worldwide economic conditions; and (4) various regional and local economic and political factors, including volatility in energy prices, changes in U.S. foreign policy, and other risks and uncertainties. Our international sales are subject to U.S. laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR), the Export Administration Regulations (EAR), the Foreign Corrupt Practices Act (FCPA), and other anti-corruption and export laws and regulations. We maintain policies and controls to comply with such laws and regulations and exercise oversight of such compliance. However, any failure by us or others working on our behalf to comply with these laws and regulations could result in criminal, civil or administrative penalties including fines, suspension or debarment from government contracts or suspension of our ability to export our products. In addition, due to the nature of our products, we must obtain licenses and authorizations from various U.S. government agencies before selling our products outside of the U.S. The receipt of such approvals may be affected or delayed by geopolitical and other factors.

Moreover, some of our international contracts may be subject to termination for failure to receive such approvals in a timely manner. If we are not successful in timely obtaining or maintaining the necessary licenses or authorizations, certain sales may be reversed, prevented or delayed. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations, financial condition and liquidity.

Our international sales are also subject to local government laws, regulations, and procurement policies and practices which may differ from U.S. government regulations. These include regulations relating to export-import control, technology transfer, investments, exchange controls and repatriation of earnings. Further, our international sales contracts may be subject to non-U.S. contract laws and regulations and include contractual terms that differ from those of similar contracts in the U.S. or terms that may be interpreted differently by foreign courts. The occurrence of delays, cost overruns and product failures, or technological or other difficulties could affect our ability to perform on our international contracts and negatively affect our profitability. In addition, these contracts may be subject to termination for default based on performance or failure to obtain U.S. government export approvals. These contracts may also be subject to termination at the customer’s convenience, and may be subject to funding risks. In connection with our international business, we also operate subsidiaries domiciled in non-U.S. locations that are subject to local government laws and regulations which may differ from U.S. government regulations. In addition, the timing of orders, customer negotiations, governmental approvals and notifications from our international customers can be less predictable than from our domestic customers. This may lead to variations in international bookings and sales each year. We must also manage a certain degree of exposure to the risk of currency fluctuations.

Our international business faces substantial competition from both U.S. companies and foreign companies. In some instances, foreign companies may be owned by foreign governments or may receive loans, marketing subsidies and other assistance from their governments that may not be available to U.S. companies. In addition, foreign companies may be subject to fewer restrictions on technology transfer than U.S. companies.

Our international contracts may include industrial cooperation agreements requiring specific local purchases, manufacturing agreements, technology transfer agreements or financial support obligations, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements. Approvals of offset or ICIP thresholds and requirements may be subjective and time-consuming and may delay contract awards. Offset requirements may, in certain countries, include the creation of a joint venture with a local company which may control the venture. This could result in liability for violations of law for actions taken by these entities, including laws related to anti-corruption, import and export, or local laws which may differ from U.S. laws and requirements. In addition, the ability to recover investments that we make may be dependent upon the success of ventures that we do not control. Such offset obligations are generally multi-year arrangements and may provide for penalties in the event we fail to perform in accordance with the offset requirements. In addition, certain customers’ demands are increasing for greater offset or ICIP commitment levels, higher-value content, including the transfer of technologies and capabilities, and local production and economic development. We also are exposed to risks associated with using third-party foreign representatives and consultants for international sales, and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of the above factors, we could experience financial penalties and award and funding delays on international programs, our profitability on these programs could be negatively affected, and we could incur losses on these programs which could negatively impact our results of operations, financial condition and liquidity.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key technical personnel and executive officers, the development of additional management personnel and the hiring of new qualified technical, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense and we may not be successful in attracting or retaining qualified personnel. In addition, certain personnel may be required to receive various security clearances and substantial training in order to work on certain programs or perform certain tasks. Necessary security clearances may be delayed, which may impact our ability to perform on our U.S. government contracts. Further, a significant percentage of our current workforce is nearing or eligible for retirement. To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel and successfully manage the transfer of critical knowledge. Loss of key employees, failure to attract new qualified employees or adequately train them, delays in receiving required security clearances, or delays in hiring key personnel could seriously harm our business.

Our business could be negatively impacted by cyber attacks and other security breaches and other disruptions.

As part of our business we face certain security threats including: (1) threats to our information technology infrastructure; (2) attempts to gain access to our proprietary, sensitive or classified information; (3) threats to physical security, including our facilities and personnel; and (4) threats from terrorism or similar acts. We also face the potential for business disruptions associated with natural disasters. Cybersecurity threats in particular are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service attacks and other electronic security breaches. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We have in the past and will in the future continue to be the subject of cybersecurity threats. In addition, our customers, suppliers, subcontractors and other third parties with whom we do business generally face similar security threats and in some cases we must rely on the safeguards put in place by these parties to protect against security threats. We believe we have implemented appropriate measures and controls and have invested in significant resources to appropriately identify and monitor these threats and mitigate potential risks, including risks involving our customers and suppliers. However, there can be no assurance that any such actions will be sufficient to prevent cybersecurity breaches, disruptions to mission critical systems, the unauthorized release of sensitive information or corruption of data, or harm to facilities or personnel.

As a provider of products and services to government and commercial customers, including through Forcepoint, our products and services may be the targets of cyber attacks that attempt to sabotage or otherwise disable them. Our cybersecurity and other products and services ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate customer losses from all cyber attacks. In addition, some products and services that we provide to customers, particularly those related to public security, may raise potential liabilities related to privacy and intellectual property.

The impact of these security threats and other disruptions is difficult to predict. Further, our insurance coverage may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them. These threats and other events could disrupt our operations, or the operations of our customers, suppliers, subcontractors and other third parties. They could require significant management attention and resources and could result in the loss of business, regulatory actions and potential liability. They could also negatively impact our reputation among our customers and the public. Any one of these outcomes could have a negative impact on our financial condition, results of operations and liquidity.

Our business could be adversely affected by a negative audit or investigatory finding by the U.S. government.

We are subject to audits and investigations by U.S. government agencies including the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspectors General of the DoD and other departments and agencies, the Government Accountability Office, the Department of Justice (DOJ) and Congressional Committees, in large part because we are a government contractor. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. The DCAA and DCMA also review the adequacy of and our compliance with our internal control systems and policies, including our accounting, purchasing, property, estimating, earned value management and material management accounting systems. Our final allowable incurred costs for each year are subject to audit and have from time to time resulted in disputes between us and the U.S. government. In some cases, the DOJ has convened grand juries to investigate possible irregularities in our costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. An adverse outcome of any audit or investigation could result in civil and criminal penalties and fines which could negatively impact our results of operations, financial condition and liquidity. In addition, if allegations of impropriety were made against us, we could suffer serious reputational harm which could negatively affect our financial position, results of operations and liquidity.

We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results.

Accounting for long-term contracts requires estimates and judgments related to our progress toward completion. Significant judgments include potential risks associated with the ability and cost to achieve program schedule, including customer-directed delays or reductions in scheduled deliveries, and technical and other specific contract requirements. Due to the size and long-term nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Management must make assumptions and estimates regarding contract revenue and cost (including estimates of award fees and penalties), including with respect to: (1) labor productivity and availability; (2) the complexity of the work to be performed; (3) the availability of materials; (4) the length of time to complete the performance obligation; (5) execution by our subcontractors; (6) the availability and timing of funding from our customer; and (7) overhead cost rates, among other variables. Because of the significance of management’s judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

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

We must determine our pension and PRB plans’ expense or income which involves significant judgment, particularly with respect to our discount rate, long-term ROA and other actuarial assumptions. The discount rate assumption is set annually and we determine on an annual basis whether it is appropriate to change our long-term ROA assumption. These assumptions and other actuarial assumptions may change significantly due to changes in economic, legislative, and/or demographic experience or circumstances. Changes in our assumptions could result in negative changes to our pension and PRB plans’ expense and funded status, and our cash contributions to such plans, which would negatively impact our results of operations. In addition, differences between our actual investment returns and our long-term ROA assumption would result in a change to our pension and PRB plans’ expense and funded status and our required contributions to the plans. They may also be impacted by changes in regulatory, accounting and other requirements applicable to pensions.

For a detailed discussion of how our financial statements can be affected by pension and PRB plan accounting policies, see “Critical Accounting Estimates” within Item 7 of this Form 10-K.

If we fail to manage our acquisitions, investments, divestitures, joint ventures and other transactions successfully, these activities could adversely affect our future financial results.

In pursuing our business strategies, we continually review, evaluate and consider potential investments, acquisitions, divestitures, joint ventures and other teaming and collaborative arrangements. We undertake to identify opportunities that will complement our existing products and services or customer base, as well as expand our offerings and market reach into new areas that naturally extend from our core capabilities. In evaluating such transactions, we are required to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and cost of potential liabilities. Further, these transactions involve certain other risks and uncertainties including: (1) the risks involved with entering new markets; (2) the difficulty in integrating newly-acquired businesses and managing or monitoring other collaborative business arrangements; (3) challenges and failures in achieving strategic objectives and other expected benefits which may result in certain liabilities to us for guarantees and other commitments; (4) unidentified issues not discovered in Raytheon’s due diligence; (5) the diversion of our attention and resources from our operations and other initiatives; (6) the potential impairment of acquired assets; (7) the performance of underlying products, capabilities or technologies; and (8) the potential loss of key employees and customers of acquired businesses. In addition, future transactions may impact our deployment of capital, including dividends, stock repurchases, pension contributions, and investments.

Additionally, the joint venture agreement for our Forcepoint cybersecurity joint venture company, of which Raytheon owns 80.5% and Vista Equity Partners owns 19.5%, provides Vista Equity Partners with certain rights to exit the joint venture, including the right to require Raytheon to purchase all of Vista Equity Partners’ interest in Forcepoint and the right to require Forcepoint to pursue an initial public offering, as well as certain other protective rights with respect to the management of Forcepoint’s business. In addition to the other risks described above, the exercise of any such rights by Vista Equity Partners could adversely affect our results of operations, financial condition and liquidity, or the management of our business as a whole.

For a more detailed discussion regarding Forcepoint, see “Forcepoint” beginning on page 6 within Item 1 of this Form 10-K.

Goodwill and other intangible assets represent a significant portion of our assets, and any impairment of these assets could negatively impact our results of operations and financial condition.

At December 31, 2017, we had goodwill and other intangible assets of approximately $15.6 billion which represented 51% of our total assets. Our goodwill is subject to an impairment test annually and is also tested whenever events and circumstances indicate that goodwill may be impaired. In the event of an impairment any excess goodwill must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill and intangible assets based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen events that could adversely affect the value of our goodwill or intangible assets and trigger an impairment evaluation. Future determinations of significant impairments of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

For a detailed discussion of how our financial statements can be affected by goodwill accounting policies, see “Critical Accounting Estimates” within Item 7 of this Form 10-K.

The outcome of litigation in which we have been named, or may in the future be named, as a defendant is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our results of operations, financial condition and liquidity.

We are the defendant in a number of litigation matters and are subject to various other claims, demands and investigations. In addition, we may be subject to future litigation matters, claims, demands and investigations. These matters may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have a negative impact on our results of operations, financial condition and liquidity.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own many U.S. and foreign patents and patent applications, and have rights in unpatented know-how, data, software, trademarks and copyrights. The U.S. government has licenses under certain of our patents and certain other intellectual property that are developed or used in performance of government contracts. The U.S. government may use or authorize others (including our competitors) to use such patents and intellectual property for government and other purposes. The U.S. government may challenge the sufficiency of intellectual property rights we have granted in U.S. government contracts and attempt to obtain greater rights. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties and litigation can be costly, even if successful, and can direct our attention from other areas of our business. All of the above could diminish the value of our intellectual property, affecting our ability to procure future business or maximize the use of our intellectual property to increase our revenue.

In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and intellectual property assignment agreements with our employees and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and prevent disclosure of our trade secrets and other proprietary information. These measures may not suffice to deter misappropriation or third-party development of similar technologies. Intellectual property obtained from third parties is also subject to challenge, invalidation, misappropriation or circumvention by third parties. Moreover, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may differ from those of the U.S. If we are unable to adequately protect our intellectual property rights or continue to access licensed technologies, it could have a negative impact on our results of operations, financial condition and liquidity.

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

We are also subject to laws and regulations that: (1) impose requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes; (2) restrict air and water emissions from our operations (including U.S. government-owned facilities we manage); and (3) require maintenance of a safe workplace. These laws and regulations can lead to substantial fines and criminal sanctions for violations, and may require the installation of costly equipment or operational changes to limit pollution emissions, decrease the likelihood of accidental hazardous substance releases and/or reduce the risks of injury to people in our workplaces.

Most of the U.S. laws governing environmental matters include criminal provisions. A criminal violation of certain U.S. environmental statutes such as the Clean Air Act and Clean Water Act could result in suspension, debarment or disqualification by the U.S. Environmental Protection Agency (EPA). If we were to be convicted of a criminal violation of certain U.S. federal environmental statutes, the facility or facilities involved in the violation could not be used to perform any U.S. government contract work until the violation has been corrected and the EPA approves the reinstatement of the facility.

We incur, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, changes in the interpretation and enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new clean-up standards could require us to incur costs in the future that would have a negative effect on our results of operations, financial condition and liquidity.

We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance.

A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services. In some, but not all, circumstances, we may be entitled to indemnification from our customers through contractual provisions, and we may obtain limitations of liability and additional defenses for various reasons including the qualification of our products and services by the Department of Homeland Security (DHS) under the SAFETY Act provisions of the Homeland Security Act of 2002. The amount of the insurance coverage we maintain or indemnification to which we may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would negatively impact our results of operations, financial condition and liquidity.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. Further, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. We recorded preliminary estimates of the impact of the 2017 Act enacted on December 22, 2017 in accordance with Staff Accounting Bulletin No. 118 (SAB 118). These estimates are subject to further analysis and review which may result in material adjustments in 2018. In addition, we are regularly under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in the geographic mix of our sales could impact our tax liabilities and affect our income tax expense and profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We and our subsidiaries operate in a number of plants, laboratories, warehouses and office facilities in the U.S. and abroad.

As of December 31, 2017 we owned, leased and/or utilized (through operating agreements) approximately 26 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, 92% of which was located in the U.S. Of such total, 44% was owned (or held under a long-term ground lease with ownership of the improvements), 50%

was leased, and 6% was government owned. In addition to the 26 million square feet of floor space described above, 205,974 square feet of space was leased or subleased by us to unrelated third parties.

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

As of December 31, 2017, our business segments had major operations at the following locations:

–
Integrated Defense Systems—Huntsville, AL; Fullerton, CA; San Diego, CA; Andover, MA; Billerica, MA; Marlboro, MA; Tewksbury, MA; Woburn, MA; Maple Lawn, MD; Portsmouth, RI; Keyport, WA; and Kiel, Germany.

–
Intelligence, Information and Services—Fullerton, CA; Aurora, CO; Colorado Springs, CO; Indialantic, FL; Orlando, FL; Indianapolis, IN; Louisville, KY; Billerica, MA; Burlington, MA; Marlboro, MA; Annapolis Junction, MD; Riverdale, MD; Troy, MI; Omaha, NE; Lawton, OK; State College, PA; El Paso, TX; Richardson, TX; Chantilly, VA; Chesapeake, VA; Dulles, VA; Herndon, VA; Springfield, VA; and Calgary, Canada.

–
Missile Systems—Huntsville, AL; East Camden, AR; Tucson, AZ; Louisville, KY; Albuquerque, NM; Farmington, NM; Dallas, TX; Richardson, TX; Midland, Canada; Glenrothes, Scotland; and Harlow, United Kingdom.

–	Space and Airborne Systems—El Segundo, CA; Goleta, CA; Sunnyvale, CA; Largo, FL; Fort Wayne, IN; Cambridge, MA; Marlboro, MA; Forest, MS; Dallas, TX; and McKinney, TX.

–
Forcepoint—Los Gatos, CA; San Diego, CA; Minneapolis, MN; Austin, TX; Salt Lake City, UT; Herndon, VA; Sydney, Australia; Beijing, China; Reading, England; Helsinki, Finland; Chennai, India; Dublin, Ireland; Ra’anana, Israel; and Krakow, Poland.

–	Corporate—Billerica, MA; Waltham, MA; Greenville, TX; Richardson, TX; Plano, TX; Arlington, VA; and Dulles, VA.

A summary of the space owned, leased and/or utilized by us as of December 31, 2017, by business segment is as follows:

(In square feet)	Leased	Owned(1)	Government owned(2)	Total(3)
Integrated Defense Systems	1,329,279	3,761,148	129,968	5,220,395
Intelligence, Information and Services	4,535,268	496,668	207,935	5,239,871
Missile Systems	2,758,986	2,585,915	1,222,146	6,567,047
Space and Airborne Systems	3,344,822	4,187,060	63	7,531,945
Forcepoint	503,598	—	—	503,598
Corporate(4)	650,195	329,210	4,238	983,643
Total square feet	13,122,148	11,360,001	1,564,350	26,046,499

(1)	Ownership may include either fee ownership of land and improvements or a long-term ground lease with ownership of improvements.

(2)	“Government owned” means space owned by the U.S. or a foreign government utilized by us pursuant to an operating agreement with the U.S. or a foreign government.

(3)	Includes 16,301 square feet of vacant space, but excludes 205,974 square feet of space leased or subleased to unrelated third parties.

(4)	Includes business development and Raytheon International, Inc.

ITEM 3. LEGAL PROCEEDINGS

We primarily engage in providing products and services under contracts with the U.S. government and, to a lesser degree, under direct foreign sales contracts, some of which the U.S. government funds. As a U.S. government contractor, we are subject to many levels of audit and investigation by the U.S. government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA); the Defense Contract Management Agency (DCMA); the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies; the Government Accountability Office (GAO); the Department of Justice (DOJ); and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and/or other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. Other than as specifically disclosed in this Form 10-K, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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

Frank R. Jimenez
Mr. Jimenez has served as Vice President and General Counsel since January 2015 and Corporate Secretary since April 2015. Prior to joining Raytheon, Mr. Jimenez served as General Counsel, Secretary and Managing Director, Corporate Affairs of Bunge Limited, a leading global agribusiness and food company, from July 2012 to January 2015. From 2011 to 2012, he served as Senior Vice President, General Counsel and Corporate Secretary at Xylem Inc., a global water technology company spun off from ITT Corporation in 2011. From 2009 to 2011, he served as Vice President and General Counsel of ITT Corporation. From 2006 to 2009, he served as General Counsel of the U.S. Department of the Navy. He previously held a variety of other positions in government, including Deputy General Counsel (Legal Counsel) for the U.S. Department of Defense and Chief of Staff at the U.S. Department of Housing and Urban Development, as well as Deputy Chief of Staff and Acting General Counsel to the Governor of Florida. Age 53.

Thomas A. Kennedy
Dr. Kennedy has served as Chairman of the Board since October 2014, Chief Executive Officer since April 2014 and a Director since January 2014. From April 2013 to March 2014, he served as Executive Vice President and Chief Operating Officer of Raytheon Company. From June 2010 to March 2013, he served as Vice President of Raytheon Company and President of the Integrated Defense Systems (IDS) business unit. From July 2007 to June 2010, he was Vice President of the Tactical Airborne Systems product line within the Space and Airborne Systems (SAS) business unit, and from May 2003 to July 2007, he was Vice President of the Mission System Integration product line within SAS. Dr. Kennedy joined Raytheon in 1983 and has held positions of increasing responsibility as a new business leader and program manager for several radar and electronic warfare systems development programs. Age 62.

Wesley D. Kremer
Mr. Kremer has served as President of the Integrated Defense Systems (IDS) business unit since July 2015 and Vice President of Raytheon Company since October 2015. From July 2011 to July 2015, he was Vice President of the Air and Missile Defense Systems product line within the Missile Systems (MS) business unit. From May 2010 to July 2011, Mr. Kremer was Director of the Standard Missile-3 program, and from June 2008 to May 2010, he was Director of Systems Design and Performance Engineering within MS. From December 2006 to June 2008, he was General Manager of the Advanced Products Center within the Space and Airborne Systems (SAS) business unit. Prior to joining Raytheon in 2003, Mr. Kremer served 11 years in the U.S. Air Force as a weapon systems officer. Age 52.

Taylor W. Lawrence
Dr. Lawrence has served as Vice President of Raytheon Company and President of the Missiles Systems (MS) business unit since July 2008. Dr. Lawrence joined Raytheon in April 2006 and until July 2008, he served as Vice President, Engineering, Technology and Mission Assurance. From August 2001 to April 2006, Dr. Lawrence was sector vice president and general manager, C4ISR and Space Sensors Division for Northrop Grumman Electronic Systems. From March 1999 to August 2001, Dr. Lawrence was vice president, Products and Technology for Northrop Grumman’s Systems Development and Technology Division. Before joining Northrop Grumman, Dr. Lawrence served as the staff director for the Select Committee on Intelligence for the U.S. Senate and, previously, as deputy director, Information Systems Office of the Defense Advanced Research Projects Agency. Age 54.

Randa G. Newsome
Ms. Newsome has served as Vice President of Human Resources and Global Security since January 2015. From April 2013 to December 2014, she was Vice President of Human Resources and Security for Raytheon’s Integrated Defense Systems (IDS) business unit. From December 2008 to April 2013, she was Vice President of Human Resources and Security for the former Technical Services (TS) business unit. From May 2004 to December 2008, Ms. Newsome was Director of Organization Performance and Talent Management for the former Intelligence and Information Systems business unit. Ms. Newsome joined Raytheon in 2001 as a human resources manager for the former Network Centric Systems business unit, after holding various assignments of increasing responsibility at Lockheed Martin Corporation. Age 52.

Anthony F. O’Brien
Mr. O’Brien has served as Vice President and Chief Financial Officer since March 2015. From March 2008 to March 2015, he was Vice President and Chief Financial Officer of Raytheon’s Integrated Defense Systems (IDS) business unit. Mr. O’Brien joined Raytheon in 1986 and has held numerous finance positions of increasing responsibility with the Company over the course of his 31-year career, including Vice President of Finance and the senior finance executive responsible for Raytheon Airline Aviation Services and Raytheon’s International Landed Companies, and Chief Financial Officer for Raytheon Aircraft Company. Age 53.

Rebecca R. Rhoads
Ms. Rhoads has served as Vice President of Raytheon Company and President of Global Business Services (GBS) since December 2013. From April 2001 to December 2013, she was a Vice President and the Chief Information Officer for Raytheon Company. From 1999 to April 2001, she was the Vice President of Information Technology for Raytheon’s former Electronics Systems business unit. Ms. Rhoads began her career with General Dynamics as an electrical engineer in 1979, and worked in Engineering and Operations holding various assignments of increasing responsibility at General Dynamics, Hughes and Raytheon. Age 60.

David C. Wajsgras
Mr. Wajsgras has served as Vice President of Raytheon Company and President of the Intelligence, Information and Services (IIS) business unit since March 2015. From March 2006 to March 2015, he was Senior Vice President and Chief Financial Officer for Raytheon Company. From August 2005 to March 2006, he was Executive Vice President and Chief Financial Officer of Lear Corporation, an automotive interior systems and components supplier. From January 2002 to August 2005, he served as Senior Vice President and Chief Financial Officer of Lear. Mr. Wajsgras joined Lear in September 1999 as Vice President and Controller. Age 58.

Michael J. Wood
Mr. Wood has served as Vice President, Controller and Chief Accounting Officer since October 2006. Prior to joining Raytheon, Mr. Wood held positions of increasing responsibility over a 16-year career at KPMG LLP, an accounting firm, including as an Audit Partner serving various aerospace and defense clients. Age 49.

Richard R. Yuse
Mr. Yuse has served as Vice President of Raytheon Company and President of the Space and Airborne Systems (SAS) business unit since March 2010. From May 2007 to March 2010, he was President of the former Technical Services (TS) business unit. From March 2007 to May 2007, Mr. Yuse was Vice President and Deputy General Manager of TS, and from January 2006 to March 2007, he served as Vice President of the Integrated Air Defense product line of the Integrated Defense Systems (IDS) business unit. Mr. Yuse joined Raytheon in 1976 and has held positions of increasing responsibility on a variety of programs ranging from system architecture and design to flight test director and program manager. Age 66.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At February 12, 2018, there were 21,414 record holders of our common stock. Our common stock is traded on the New York Stock Exchange under the symbol “RTN.” For information concerning stock prices and dividends paid during the past two years, see “Note 18: Quarterly Operating Results (Unaudited)” within Item 8 of this Form 10-K. The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is contained in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph
The following chart compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2012 to the Standard & Poor’s (S&P) 500 Stock Index and the S&P Aerospace & Defense Index.

Total Return To Stockholders (Includes reinvestment of dividends)

	Annual Return Percentage Years Ending
Company/Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Raytheon Common Stock	62.33	21.50	18.02	17.12	34.22
S&P 500 Index	32.39	13.69	1.38	11.96	21.83
S&P Aerospace & Defense Index	54.92	11.43	5.43	18.90	41.38

	Indexed Returns Years Ending
Company/Index	Base Period 12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Raytheon Common Stock	$100	$162.33	$197.22	$232.75	$272.59	$365.87
S&P 500 Index	100	132.39	150.51	152.59	170.84	208.14
S&P Aerospace & Defense Index	100	154.92	172.63	182.01	216.42	305.97

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in Billions) of Shares that May Yet Be Purchased Under the Plans (2)
October (October 2, 2017–October 29, 2017)	21	$187.65	—	$0.9
November (October 30, 2017–November 26, 2017)	316,108	183.36	314,751	2.9
December (November 27, 2017–December 31, 2017)	225,323	187.63	225,323	2.8
Total	541,452	$185.14	540,074

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the fourth quarter of 2017 includes the surrender by employees of 1,378 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
In November 2015, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. Additionally, in November 2017, our Board authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock.

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

FIVE-YEAR STATISTICAL SUMMARY

(In millions, except per share amounts and total employees)	2017	2016	2015	2014	2013
Results of Operations
Total net sales(1)	$25,348	$24,124	$23,321	$22,826	$23,706
Operating income(1)	3,318	3,295	3,067	3,179	2,938
Interest expense, net	184	216	222	203	198
Income from continuing operations(1)	1,999	2,212	2,094	2,193	1,949
Income (loss) from discontinued operations, net of tax	2	1	13	65	64
Net income(1)	2,001	2,213	2,107	2,258	2,013
Net income attributable to Raytheon Company(1)	2,024	2,244	2,110	2,244	1,996
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders(1)	$6.94	$7.55	$6.87	$6.97	$5.96
Diluted earnings per share attributable to Raytheon Company common stockholders(1)	$6.95	$7.55	$6.91	$7.18	$6.16
Average diluted shares outstanding	291.4	296.8	305.2	312.6	324.2
Financial Position at Year-End
Cash and cash equivalents	$3,103	$3,303	$2,328	$3,222	$3,296
Short-term investments	297	100	872	1,497	1,001
Total current assets(1)	11,326	10,885	10,023	10,279	9,792
Property, plant and equipment, net	2,439	2,166	2,005	1,935	1,937
Total assets(1)	30,860	30,238	29,477	27,716	25,964
Total current liabilities(1)	7,348	6,539	6,275	5,752	5,704
Long-term liabilities (excluding debt)(1)	8,287	7,758	7,134	6,918	4,329
Long-term debt	4,750	5,335	5,330	5,325	4,734
Redeemable noncontrolling interest	512	449	355	—	—
Total equity(1)	9,963	10,157	10,383	9,721	11,197
Cash Flow and Other Information
Net cash provided by (used in) operating activities from continuing operations	$2,747	$2,852	$2,346	$2,064	$2,382
Net cash provided by (used in) investing activities	(817)	53	(1,744)	(1,322)	(473)
Net cash provided by (used in) financing activities	(2,116)	(1,930)	(1,509)	(936)	(1,797)
Bookings(1)	27,718	27,809	25,145	24,052	22,132
Total backlog(1)	38,210	36,709	33,839	33,571	33,685
Dividends declared per share	$3.19	$2.93	$2.68	$2.42	$2.20
Total employees from continuing operations	64,000	63,000	61,000	61,000	63,000

(1)
Amounts prior to 2015 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of 2017. See “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Introduction
Raytheon Company develops technologically advanced and integrated products, services and solutions in our core markets: integrated air and missile defense; electronic warfare; command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance; space systems; effects; and cyber. We serve both domestic and international customers primarily as a prime contractor or subcontractor on a broad portfolio of defense and related programs for government customers.

We operate in five segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Forcepoint. For a more detailed description of our segments, see “Business Segments” within Item 1 of this Form 10-K.

Business Environment

Domestic Considerations
U.S. government sales, excluding foreign military sales, accounted for 67% of our total net sales in 2017. Our principal U.S. government customer is the U.S. Department of Defense (DoD).

DoD funding levels, which are subject to budget and appropriation decisions and processes, are difficult to predict beyond the near-term. Spending caps on DoD funding imposed by the Budget Control Act of 2011 (BCA) have been raised several times, most recently by the Bipartisan Budget Act (BBA) of 2015 for fiscal years (FY) 2016 and 2017 and the BBA of 2018 for FY 2018 and FY 2019. DoD modernization funding, which consists of procurement and research and development, is of particular importance to defense contractors. The DoD increased such funding in both FY 2016 and FY 2017, and defense spending levels will increase for FY 2018 and FY 2019 as a result of the enactment of the BBA of 2018. To date, the U.S. government has not signed a formal appropriation bill into law for FY 2018 and, following two brief government shut-downs, Congress has instead passed a Continuing Resolution (CR), under which the DoD is currently operating, through March 23, 2018. The FY 2019 appropriations process is currently scheduled for completion prior to October 2018. DoD funding levels for FY 2020 and FY 2021 remain governed by the BCA. While we expect changes to those funding levels, any such change would require Congress to enact legislation.

In addition to the DoD budget considerations discussed above, future domestic defense spending levels are impacted by a number of additional factors, including external threats to our national security, funding for on-going operations overseas, the priorities of the Administration and the Congress, overall health of the U.S. and world economies, and the state of governmental finances. However, we also continue to expect the DoD to continue to prioritize and protect the key capabilities required to execute its strategy, including being able to deter and defeat peer nation threats. Such capabilities include Intelligence, Surveillance and Reconnaissance (ISR), cybersecurity, missile defense, electronic warfare, improved kinetic and non-kinetic effectors, undersea warfare, space systems, unmanned systems, special operations forces and interoperability with allied forces. We believe those priorities are well aligned with our product offerings, technologies, services and capabilities.

We currently are involved in tens of thousands of contracts, with no single contract accounting for more than 5% of our total net sales in 2017. Although we believe our diverse portfolio of programs and capabilities is well suited to a changing defense environment, we face numerous challenges and risks, as discussed above. For more information on the risks and uncertainties that could impact the U.S. government’s demand for our products and services, see “Item 1A. Risk Factors” of this Form 10-K.

International Considerations
In 2017, our sales to customers outside of the U.S. accounted for 32% of our total net sales (including foreign military sales through the U.S. government). Internationally, the growing threat of additional terrorist activity, cyber threats, emerging nuclear states, long-range missiles and conventional military threats have led to an increase in demand for defense systems and services and other security solutions. In North Asia, both short- and long-term regional security concerns are increasing demand for air and missile defense, air/naval modernization and maritime security. In the Middle East and North Africa, threats from state and non-state actors are increasing demand for air and missile defense, air/land/naval force modernization, precision engagement, ISR, maritime and border security, and cybersecurity solutions. Given such threat environments, we expect our customers to continue to prioritize security investments even if their budgets are impacted by volatile short-term energy prices. In Europe, some countries have begun to increase spending in response to geopolitical events and conflicts in Eastern Europe and the resulting uncertainty and security threat environment. Based on the foregoing, we expect that European nations will continue to seek advanced air and missile defense and other capabilities, including cyber. Overall, we believe many international defense budgets have the potential to grow and to do so at a faster rate than the U.S. defense budget. However, international demand is sensitive to changes in the priorities and budgets of international customers and geopolitical uncertainties, which may be driven by changes in threat environments, volatility in worldwide economic conditions, regional and local economic and political factors, U.S. foreign policy and other risks and uncertainties. For more information on the risks and uncertainties that could impact international demand for our products and services, see “Item 1A. Risk Factors” of this Form 10-K.

Our Strategy
The following are the broad elements of our strategy:

–	Build upon our areas of strength within our key mission areas;

–	Focus additional resources on emerging opportunities within the DoD market;

–	Engage key countries as individual markets with multiple customers; and

–	Extend Raytheon’s advanced cyber solutions beyond the U.S. government into international and commercial markets.

We believe that our broad mix of technologies, domain expertise and key capabilities, our cost-effective, best-value solutions and the alignment of these strengths with customer needs position us favorably to grow in our key mission areas of integrated air and missile defense; electronic warfare; command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance; space systems; effects; and cyber. Globally, customers are increasingly seeking cost-effective mission solutions. These solutions can take the form of new electronics or electronic upgrades, but draw on our market focus area capabilities, deep domain expertise and system architecture skills. We continue to explore opportunities to make these affordable solutions more readily available to our international customers, including through enhanced design for export and releasability. We also continue to make investments to support our strategy, including through acquisitions and research and development.

International Growth—Because of the breadth of our offerings, our systems integration capability, the value of our solutions and our strong legacy in the international marketplace, we believe that we are well positioned to continue to grow our international business. As discussed above in International Considerations, we believe demand continues to grow for solutions in air and missile defense, precision engagement, naval systems integration, ISR and cybersecurity. As a result we continue to enhance our focus on global growth through increased investment in our international business in existing and new international markets. Such investment provides additional resources and capabilities, both in-country and in the U.S., that strengthen the Company’s position to pursue both existing and new opportunities. We also continue to adjust our international business activities to address customer priorities. For example, customer demands for local economic development are increasing, and we recently signed a memorandum of understanding with Saudi Arabia to cooperate on defense-related and technology projects and established a Saudi Arabia subsidiary to facilitate in-country work. Similarly, we recently established a United Arab Emirates subsidiary to facilitate in-country work. Although we believe our international business is well positioned to continue to grow, we recognize that we face substantial competition from both U.S. companies and other competitors in international markets, as well as the challenges of changing budget priorities, overall spending pressures and the timing of contract awards.

(In millions)	2017	2016	2015
International sales(1)	$8,085	$7,616	$7,197
International bookings	8,479	8,193	8,512

(1)	Includes foreign military sales through the U.S. government.

Cyber—We provide cyber capabilities to government customers, including the Intelligence Community, the DoD, other defense and civil global customers, as well as embed information assurance capabilities in our products and our information technology infrastructure. We also deliver “defense-grade” cybersecurity solutions to commercial markets worldwide through Forcepoint, our commercial cybersecurity joint venture with Vista Equity Partners. We believe the commercial and government cyber markets continue to represent strong growth markets for Raytheon. We expect to continue to seek opportunities to leverage our extensive cyber capabilities and to grow and scale our cyber businesses.

For more information on the Forcepoint joint venture transaction, see “Item 1. Business,” and “Note 12: Forcepoint Joint Venture” within Item 8 of this Form 10-K.

Focus on the Customer and Execution
Our customer focus continues to be a critical part of our strategy—underpinned by a focus on performance, relationships and solutions. Performance means being able to meet customer commitments, which is ensured through strong processes, metrics and oversight. We maintain a “process architecture” that spans our defense businesses and our broad programs and pursuits. It consists of enterprisewide processes and systems such as our Integrated Product Development System (IPDS), which assures consistency of evaluation and execution at each step in a program’s life-cycle; Product Data Management (PDM), which is our business system software for engineering; Achieving Process Excellence (APEX), which is our SAP business system software for accounting, finance and program management; Process Re-Invention Integrating Systems for Manufacturing (PRISM), which is our SAP software for manufacturing operations; Advanced Company Estimating System (ACES), which is our cost proposal system; and Raytheon Enterprise Supplier Assessment (RESA) tool for Supply Chain Management. These processes and systems are linked to an array of front-end and back-end metrics. With this structure, we are able to track results and be alerted to potential issues through numerous oversight mechanisms, including operating reviews and annual operating plan reviews.

We are also continuing to build strong customer relationships by working with customers as partners and including them on Raytheon Six Sigma™ teams to jointly improve their programs and processes. We are increasingly focused on responding to our customers’ changing requirements with rapid and effective solutions to real-world problems. In recognition of our customers’ constraints and priorities, we also continue to drive various cost reductions across the Company by continuing to focus on enterprise collaboration and improving productivity and strong execution throughout our programs. We have worked to reduce costs across the Company and improve efficiencies in our production facilities, and we continue to increase value through Raytheon Six Sigma, the implementation of lean processes, reduced cycle times and strategic supply chain initiatives, in addition to other initiatives.

FINANCIAL SUMMARY
We use the following key financial performance measures to manage our business on a consolidated basis and by business segment, and to monitor and assess our results of operations:

–	Bookings—a forward-looking metric that measures the value of firm orders awarded to us during the year;

–	Net Sales—a growth metric that measures our revenue for the current year;

–	Operating Income—a measure of our profit from continuing operations for the year, before non-operating expenses, net and taxes; and

–	Operating Margin—a measure of our operating income as a percentage of total net sales.

(In millions, except percentages)	2017	2016	2015
Bookings	$27,718	$27,809	$25,145
Total backlog	38,210	36,709	33,839
Total net sales	25,348	24,124	23,321
Total operating income(1)	3,318	3,295	3,067
Total operating margin	13.1%	13.7%	13.2%
Operating cash flow from continuing operations	$2,747	$2,852	$2,346

(1)	Includes FAS/CAS Adjustment, described below in Critical Accounting Estimates, of $390 million, $435 million and $185 million of income in 2017, 2016 and 2015, respectively.

Backlog, which is equivalent to our remaining performance obligations, represents the dollar value of firm orders for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. Therefore, we discuss changes in backlog, including any individually significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portions of our contracts. Backlog excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). Backlog is affected by changes in foreign exchange rates.

In addition, we maintain a strong focus on program execution and the prudent management of capital and investments in order to maximize operating income and cash. We pursue a capital deployment strategy that balances funding for growing our business, including: (1) capital expenditures, acquisitions and research and development; (2) prudently managing our balance sheet, including debt repayments and pension contributions; and (3) returning cash to our shareholders, including dividend payments and share repurchases.

We also focus on earnings per share (EPS) and measures to assess our cash generation and the efficiency and effectiveness of our use of capital, such as free cash flow (FCF) and return on invested capital (ROIC), both of which are not defined measurements under U.S. Generally Accepted Accounting Principles (U.S. GAAP) and may be calculated differently by other companies.

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

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are based on the application of U.S. GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. We believe the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

Revenue Recognition
Effective January 1, 2017, we elected to early adopt the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). For additional information on the new standard and the impact to our results of operations, refer to Accounting Standards below.

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

Accounting for long-term contracts for complex aerospace or defense equipment (or related services)—To determine the proper revenue recognition method for contracts for complex aerospace or defense equipment or related services, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract, for example when a contract covers multiple phases of the product lifecycle (e.g., development, production, maintenance and support), in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In cases where we do, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized customer specific solution, and in these cases we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily international direct commercial sale contracts, we are required to obtain certain regulatory approvals. In these cases, we recognize revenue based on the likelihood of obtaining timely regulatory approvals based upon all known facts and circumstances.

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

Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government, as determined under the Federal Acquisition Regulation (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. Costs to fulfill include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs including pension and any other postretirement benefit (PRB) expense under U.S. government Cost Accounting Standards (CAS).

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

We have a companywide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature.

Based on this analysis, any quarterly adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. When estimates of total costs to be incurred exceed total estimates of revenue to be earned on a performance obligation related to complex aerospace or defense equipment or related services, or product maintenance or separately priced extended warranty, a provision for the entire loss on the performance obligation is recognized in the period the loss is recorded.

Net EAC adjustments had the following impact on our operating results:

(In millions, except per share amounts)	2017	2016	2015
Operating income	$442	$418	$392
Income from continuing operations attributable to Raytheon Company	287	283	255
Diluted EPS from continuing operations attributable to Raytheon Company	$0.98	$0.95	$0.84

Pension and Other Postretirement Benefits (PRB) Costs
We have pension plans covering the majority of our employees hired prior to January 1, 2007, including certain employees in foreign countries. We must calculate our pension and PRB costs under both Financial Accounting Standards (FAS) requirements under U.S. GAAP and CAS requirements. The requirements under FAS and CAS differ, and both calculations require judgment. U.S. GAAP outlines the methodology used to determine pension and PRB expense or income for financial reporting purposes. CAS prescribes the allocation to and recovery of pension and PRB costs on U.S. government contracts. The CAS requirements for pension and PRB costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both CAS and FAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of pension and PRB cost. In addition, we are subject to the funding requirements under the Pension Protection Act of 2006 (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA). Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the PPA calculated funded status at the beginning of each year. The funding requirements are primarily based on the year’s expected service cost and amortization of other previously unfunded liabilities. Due to the differences in requirements and calculation methodologies, our FAS pension expense or income is not indicative of the PPA funding requirements.

The results of each segment only include pension and PRB expense as determined under CAS. The difference between our pension and PRB expense under FAS and our pension and PRB expense under CAS is the FAS/CAS Adjustment and is reported as a separate line in our segment results. The FAS/CAS Adjustment effectively increases or decreases the amount of total pension expense in our results of operations so that such amount is equal to the FAS expense amount under U.S. GAAP. This resulted in $390 million, $435 million and $185 million of income in 2017, 2016 and 2015, respectively, reflected in our consolidated results of operations.

On December 27, 2011, the CAS Pension Harmonization Rule (CAS Harmonization) was published in the Federal Register. The rule was intended to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. The rule shortened the CAS amortization period for gains and losses from 15 to 10 years and requires the use of a discount rate based on high quality corporate bonds, consistent with PPA, to measure liabilities in determining the CAS pension expense. CAS Harmonization increases pension costs under CAS. The related FAS/CAS Pension Adjustment results in an increase to income in 2014 and beyond, primarily due to the CAS Harmonization transition phase in of 0% in 2013, 25% in 2014, 50% in 2015, 75% in 2016 and 100% in 2017.
Due to the low interest rate environment, Congress provided for temporary pension funding relief through a provision in the Surface Transportation Extension Act of 2012 (STE Act). The provision was extended through 2020 by the Highway and Transportation Funding Act of 2014 (HATFA) and the Bipartisan Budget Act (BBA) of 2015. The provision adjusts the 24-month average high quality corporate bond rates used to determine the PPA funded status so that they are within a floor and cap, or “corridor,” based on the 25-year average of corporate bond rates. Beginning in 2020, the provision is gradually phased out. This provision impacts CAS expense as well because CAS Harmonization incorporates the PPA interest rate into CAS calculations. The BBA of 2015 also increases the insurance premiums that we are required to pay the Pension Benefit Guarantee Corporation (PBGC). However, we do not expect the increases to have a material effect on our financial position, results of operations or liquidity.

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

Actuarial Standard of Practice No. 27, Selection of Economic Assumptions for Measuring Pension Obligations (ASOP 27) requires the selection of a reasonable long-term ROA assumption that considers multiple criteria including the purposes of measurement, the actuary’s professional judgment, historical and current economic data and estimates of future experience and has no significant bias. We evaluate our long-term ROA assumption against a reasonable range of possible outcomes which we define as between the 35th to 65th percentile likelihood of achieving a long-term return over future years. We believe that validating our ROA assumption within this reasonable range ensures an unbiased result while also ensuring that the ROA assumption is not solely reactive to short-term market conditions that may not persist, and is consistent with external actuarial practices.

The reasonable range of long-term returns that was used to validate the long-term ROA assumption for the calculation of the net periodic benefit cost for 2017, 2016 and 2015, is shown below.

Percentile	2017	2016	2015
35th	5.82%	6.09%	6.37%
65th	7.96%	8.16%	8.37%

2015 ROA Assumption—In the fourth quarter of 2014, we reduced our long-term target allocation for equities and increased our target allocation for fixed income within the investment policy allocations established by our Investment Committee in order to reduce the overall exposure to equity volatility. This change in asset allocation reduced the range of reasonable outcomes that we use to evaluate our long-term ROA assumption and we determined that the historical assumption of 8.75% no longer fell within this range. As a result, we employed a building block approach to develop our 2015 long-term ROA assumption. Under this building block method, the overall expected investment return equals the weighted-average of the individual expected return for each asset class based on the target asset allocation and the long-term capital market assumptions. The expected return for each asset class is composed of inflation plus a risk-free rate of return, plus an expected risk premium for that asset class. The resulting return is then adjusted for administrative, investment management and trading expenses as well as recognition of excess returns, also known as alpha, for active management. The building block approach resulted in a long-term ROA assumption of 8.0% for 2015. To validate this assumption we compared the result against the reasonable range of outcomes and confirmed that the 8.0% result fell between the 55th and 60th percentiles of the reasonable range for 2015 with the 50th percentile at 7.37%. In addition, when we updated our target asset allocation and our long-term ROA assumption changed from 8.75% to 8.0%, we assessed what our historical asset performance may have been since 1986 using the updated target allocation and concluded the average return would likely have been equal to or greater than 8.0% for the time period from 1986 through 2014.

Based upon our application of the building block approach and our review of the resulting assumption against the 35th to 65th percentile reasonable range and an analysis of our historical results, we established a 2015 long-term domestic ROA assumption of 8.0% for purposes of determining the net periodic benefit cost for 2015 and determined that the assumption is reasonable and consistent with the provisions of ASOP 27.

2016 ROA Assumption—The long-term domestic ROA of 8.0% fell between the 60th and 65th percentiles of the applicable reasonable range for 2016. The 50th percentile of this reasonable range was 7.12%.

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

Based upon our application of the building block approach and our review of the resulting assumption against the 35th to 65th percentile reasonable range and an analysis of our historical results, we established a 2017 long-term ROA domestic assumption of 7.5% for purposes of determining the net periodic benefit cost for 2017 and determined that the assumption is reasonable and consistent with the provisions of ASOP 27.

2018 ROA Assumption—The long-term domestic ROA of 7.5% fell between the 60th and 65th percentiles of the applicable reasonable range for 2018. The 50th percentile of this reasonable range was 6.74%.

Once our long-term ROA has been determined to be within the 35th to 65th percentile range of results, we review historical averages and patterns of returns to confirm the reasonableness of our long-term ROA assumption compared to past results. While history is not solely indicative of future market expectations, it does provide insight into general historical trends and long-term asset performance. Our average annual actual rate of return from 1986 to 2017 of 8.97%, determined on an arithmetic basis, exceeds our estimated 7.5% assumed return. Arithmetic annual averages represent the simple average returns over independent annual periods, whereas geometric returns reflect the compound average returns of dependent annual periods. The average annual actual return on a geometric basis for the same period was 8.33%. In addition, the actual annual returns have exceeded our long-term ROA assumption of 7.5% in five of the past ten years.

If we significantly change our long-term investment allocation or strategy, or if there is a significant change in the economic assumptions, then our long-term ROA assumption could change in the future.

Our domestic pension plans’ actual rates of return were approximately 15%, 6% and 0% for 2017, 2016 and 2015, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred gains and losses.

The investment policy asset allocation ranges for our domestic pension plans, as set by our Investment Committee, for the year ended December 31, 2017 were as follows:

Asset Category
Global equity (combined U.S. and international equity)	30%-60%
U.S. equities	20%-35%
International equities	10%-25%
Fixed-income securities	20%-45%
Cash and cash equivalents	0%-10%
Private equity and private real estate	10%-20%
Real assets	0%-4%
Other (including absolute return funds)	5%-15%

Our long-term ROA assumptions for foreign pension plans are based on the asset allocations and the economic environment prevailing in the locations where the pension plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our pension plans.

The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle our pension and PRB obligations. The discount rate assumption is determined by using a theoretical bond portfolio model consisting of bonds rated AA or better by Moody’s Investors Service for which the timing and amount of cash flows approximate the estimated benefit payments for each of our pension plans. The discount rate assumption for our domestic pension plans at December 31, 2017 is 3.72%, which represents a weighted-average discount rate across our plans, compared to the December 31, 2016 discount rate of 4.36%.

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

Other FAS and CAS Considerations—An increase or decrease of 25 basis points in the discount rate assumption would have had the following approximate impacts on 2017 FAS pension results:

(In millions)	Increase	Decrease
Impact of change in discount rate on net periodic benefit cost	$(63)	$67
Impact of change in discount rate on benefit obligations	(783)	854

Changes in the high-quality corporate bond rate assumption could impact the CAS discount rate for purposes of determining CAS pension expense due to CAS Harmonization. However in 2017, the CAS pension expense was not impacted by this assumption due to the passage of the HATFA and the BBA of 2015 which extended the provisions of pension funding relief as described above. The discount rate assumption could impact CAS pension expense in future periods depending upon the interest rate and regulatory environments.

An increase or decrease of 25 basis points in the long-term ROA assumption would have had the following approximate impacts on 2017 FAS and CAS pension results:

(In millions)	Increase	Decrease
FAS expense	$(45)	$45
CAS expense	9	(9)

The net impact to the 2017 FAS/CAS Pension Adjustment would be $54 million. In addition to this impact, a portion of the $9 million change in CAS pension expense would also be allocated to fixed-price contracts in backlog and would either increase or decrease the profit rate on those contracts at the time of such a change (i.e., a change in the long-term ROA assumption on January 1, 2017 would drive a change in estimated costs in EACs and related contract profit rates as of December 31, 2016). The contract impact resulting from the change in CAS pension expense is difficult to estimate because remaining performance periods can vary, the amount and timing of expected new awards (i.e., the proposals expected to be awarded in the year which will bear their allocated portion of the change in CAS pension expense), and our mix of fixed-price and cost reimbursable contracts can change. Based on our contract profile at December 31, 2016, if we had 56% of our backlog in fixed-price contracts, and they were on average 50% complete, with our actual new award profile for 2017, a 25 basis point change in our long-term ROA assumption at January 1, 2017 would drive $2 million of aggregate total EAC adjustments at December 31, 2016. In addition, our fixed-price contracts in backlog as of December 31, 2016 would have a lower profit rate in 2017, resulting in $1 million impact as costs are incurred in that year on those contracts. The total impact on 2016 would be $2 million driven by the aggregate EAC adjustments and the total impact on 2017 would be approximately $53 million (the FAS/CAS Pension Adjustment and the lower profit rate impact in 2017 on fixed-price contracts in backlog at December 31, 2016). A change in our long-term ROA assumption would be subject to review by our government customer for reasonableness. Given our history of recovering changes to CAS pension expense, we expect the assumption change would be allocable and allowable, per regulatory guidelines, as long as the assumption is reasonable.

The impact of changing our long-term ROA for our domestic pension plans from 8.75% to 8.0% in 2015 increased our FAS expense by $140 million, increased our CAS expense by $40 million and decreased our FAS/CAS Pension Adjustment to income by $100 million in 2015. The impact of changing our long-term ROA for our domestic pension plans from 8.0% to 7.5% in 2017 increased our FAS expense by $87 million, decreased our CAS expense by $18 million and decreased our FAS/CAS Pension Adjustment to income by $105 million in 2017. The CAS impact is primarily driven by whether the pre-CAS Harmonization methodology applies, which uses a discount rate based on the long-term ROA assumption, or the post-CAS

Harmonization methodology applies, which uses a discount rate based on high-quality corporate bond rates. The actual CAS impact is not linear and can vary significantly from the theoretical impact described above because it relies on the actual change in the long-term ROA and the corresponding relationship between the long-term ROA, which is used under the pre-CAS Harmonization methodology, and the high-quality corporate bond rates, which are used under the post-CAS Harmonization methodology. In addition, the timing of the change relative to the transition period for CAS Harmonization affects the CAS impact. The $40 million increase in our CAS expense in 2015 was included in our EACs and did not have a significant impact on our 2014 results based on our overall ending overhead positions. The $18 million decrease in our CAS expense in 2017 was included in our EACs and did not have a significant impact on our 2016 results based on our overall ending overhead positions.

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

Under FAS, a “corridor” approach may be elected and applied in the recognition of asset and liability gains or losses which limits expense recognition to the net outstanding gains and losses in excess of the greater of 10% of the projected benefit obligation (PBO) or the calculated “market-related value” of assets. We do not use a “corridor” approach in the calculation of Financial Accounting Standards (FAS) pension expense.
Our pension and PRB plans’ investments are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price when an active market exists. Investments in fixed-income securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in private equity funds, private real estate funds, and other commingled funds are estimated at fair market value which primarily utilizes net asset values reported by the investment manager or fund administrator. We review additional valuation and pricing information from the fund managers, including audited financial statements, to evaluate the net asset values.

The change in accumulated other comprehensive loss (AOCL) related to pension and PRB plans was as follows:

(In millions)	2017	2016	2015
Beginning balance	$(11,115)	$(10,912)	$(11,437)
Amortization of net losses included in net income	1,191	1,006	1,135
Gain (loss) arising during the period	(1,842)	(1,209)	(610)
Ending balance	$(11,766)	$(11,115)	$(10,912)

The balance in AOCL related to our pension and PRB plans is composed primarily of differences between changes in discount rates, differences between actual and expected asset returns, differences between actual and assumed demographic experience, and changes in plan provisions. Changes to our pension and PRB obligation as a result of these variables are initially reflected in other comprehensive income. The deferred gains and losses are amortized and included in future pension expense over the average employee service period of approximately nine years at December 31, 2017. The $1.8 billion in 2017 losses arising during the period were driven primarily by the decrease in the discount rate from 4.36% at December 31, 2016 to 3.72% at December 31, 2017, which had an impact of approximately $2.1 billion, as well as other actuarial factors, partially offset by actual returns, which were higher than our expected return and had an impact of approximately $1.3 billion.

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

Goodwill
We evaluate our goodwill for impairment annually as of the first day of our fiscal fourth quarter and in any interim period in which circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business, significant decreases in federal government appropriations or funding for our contracts, or other significant adverse changes in industry or market conditions. No events occurred during the periods presented that indicated the existence of an impairment with respect to our goodwill. We estimate the fair value of our reporting units using a discounted cash flow (DCF) model based on our most recent long-range plan in place at the time of our impairment testing, and compare the estimated fair value of each reporting unit to its net book value, including goodwill. We discount the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. The weighted-average cost of capital is comprised of the estimated required rate of return on equity, based on publicly available data for peer companies plus an equity risk premium related to specific company risk factors, and the after tax rate of return on debt, each weighted at the relative values of the estimated debt and equity for the industry. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. When available and as appropriate, we also use comparative market multiples to corroborate our DCF model results. There was no indication of goodwill impairment as a result of our 2017 annual impairment analysis, as the fair values of each of our reporting units exceeded their respective net book values, including goodwill.

Based on our 2017 impairment analysis the reporting unit that was closest to impairment was the Forcepoint reporting unit, which had a fair value in excess of net book value, including goodwill, of approximately 30%. All other factors equal, a 10% decrease in expected future cash flows for our Forcepoint reporting unit would result in an excess of fair value over net book value of approximately 15%. Alternatively, all other factors being equal, a 100 basis points increase in the discount rate used in the calculation of the fair value of our Forcepoint reporting unit would also result in an excess of fair value over net book value of approximately 20%. Based on our 2017 impairment analysis of the other reporting units, the reporting unit that was closest to impairment had a fair value in excess of net book value, including goodwill, of approximately 145%. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016.

Effective January 1, 2017, we elected to early adopt the requirements of Topic 606 using the full retrospective method, where the standard was applied to each prior reporting period presented and the cumulative effect of applying the standard was recognized at January 1, 2015. The impact to our fiscal quarters and year-ended 2016 and year-ended 2015 income from continuing operations after taxes, net income and basic and diluted EPS was as follows:

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amended the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, the ASU required that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The ASU also required that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. In addition, the ASU allowed companies to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The new standard was effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We elected to early adopt the requirements of the amended standard in the first quarter of 2016. In accordance with U.S. GAAP, we adopted the amendment requiring recognition of excess tax benefits and tax deficiencies in the income statement prospectively beginning in the first quarter of 2016, which could result in fluctuations in our effective tax rate period over period depending on how many awards vest in a quarter as well as the volatility of our stock price. In 2017 and 2016, the impact to our income statement was $36 million and $47 million, respectively, included in federal and foreign income taxes. In addition, we elected to adopt the amendment related to the presentation of excess tax benefits within operating activities on the statement of cash flows prospectively beginning in the first quarter of 2016. We had previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore there is no change related to this requirement. Furthermore, we elected to change our accounting policy to account for forfeitures when they occur for consistency with our government recovery accounting practices on a modified retrospective basis.

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets at December 31, 2017 and 2016, that sum to the total of such amounts in the consolidated statements of cash flows:

(In millions)	2017	2016
Cash and cash equivalents	$3,103	$3,303
Restricted cash	12	—
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$3,115	$3,303

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. We intend to adopt the standard on the effective date of January 1, 2019. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures and designing and implementing related processes and controls. We expect the standard to have an impact of approximately $1 billion on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), which changes certain presentation and disclosure requirements for employers that sponsor defined benefit pension and PRB plans. This requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. In addition, only the service cost component will be eligible for capitalization when applicable, on a prospective basis. The provisions of ASU 2017-07 are effective for years beginning after December 15, 2017. We will adopt the requirements of the new standard in the first quarter of 2018 on a retrospective basis for the presentation of the service cost component in operating expenses, and the other components of the net benefit cost in other pension expense within non-operating (income) expense, net. We expect the standard to increase 2017 and 2016 operating income due to the removal of the non-service component of FAS pension expense by $913 million and $601 million, respectively, and to decrease non-operating income by the same amount with zero impact to net income in both periods. We do not expect any of the remaining provisions of the standard to have a material impact on our financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after December 31, 2017 are not expected to have a material impact on our financial position, results of operations or liquidity.

CONSOLIDATED RESULTS OF OPERATIONS

Total Net Sales
The composition of external net sales by products and services for each segment in 2017 was approximately the following:

(% of segment total external net sales)	IDS	IIS	MS	SAS	Forcepoint
Products(1)	90%	45%	95%	100%	90%
Services	10%	55%	5%	—%	10%

(1)	Products net sales includes software related sales, including software subscriptions.

				% of Total Net Sales
(In millions, except percentages)	2017	2016	2015	2017	2016	2015
Net sales
Products	$21,416	$20,309	$19,623	84.5%	84.2%	84.1%
Services	3,932	3,815	3,698	15.5%	15.8%	15.9%
Total net sales	$25,348	$24,124	$23,321	100.0%	100.0%	100.0%

Total Net Sales - 2017 vs. 2016—The increase in total net sales of $1,224 million in 2017 compared to 2016 was primarily due to higher external net sales of $681 million at MS primarily due to higher net sales on the Paveway program principally driven by international requirements, higher net sales on the Standard Missile-3 (SM-3) program principally driven by planned increases in production, higher net sales on the Standard Missile-2 (SM-2) program due to the recognition of previously deferred precontract costs based on a contract award in the second quarter of 2017 and planned increases in production, and higher net sales on the Excalibur program due to recognition of previously deferred precontract costs based on a contract award in the third quarter of 2017, partially offset by lower net sales on the Exoatmospheric Kill Vehicle (EKV) program due to a planned decline in production.

Products and Services Net Sales - 2017 vs. 2016—The increase in products net sales of $1,107 million in 2017 compared to 2016 was primarily due to higher external products net sales of $593 million at MS primarily due to the programs discussed above. The increase in services net sales of $117 million in 2017 compared to 2016 was primarily due to higher external services net sales of $89 million at IIS and $88 million at MS, partially offset by lower external services net sales of $37 million at IDS. The increase in external services net sales at IIS was spread across numerous programs with no individual or common significant driver. The increase in external services net sales at MS was driven principally by higher services net sales on certain classified programs and on a land warfare systems program primarily due to planned increases in engineering activity. The decrease in external services net sales at IDS was primarily driven by lower services net sales on a joint battle field sensor program that substantially completed in 2016 and lower activity on a radar sustainment program for the Missile Defense Agency (MDA).

Total Net Sales - 2016 vs. 2015—The increase in total net sales of $803 million in 2016 compared to 2015 was primarily due to higher external net sales of $548 million at MS and $359 million at SAS, partially offset by lower external net sales of $324 million at IDS. The increase in external net sales at MS was primarily due to higher net sales on the Paveway program principally driven by international requirements. The increase in external net sales at SAS was primarily due to higher net sales on classified programs, including an international classified program awarded in the first quarter of 2016. The decrease in external net sales at IDS was primarily due to lower net sales on our missile defense radar production programs, lower net sales on an international communications program and lower net sales on the Air Warfare Destroyer (AWD) program, all due to the scheduled completion of certain production phases on these programs.

Products and Services Net Sales - 2016 vs. 2015—The increase in products net sales of $686 million in 2016 compared to 2015 was primarily due to higher external products net sales of $533 million at MS and $474 million at SAS, partially offset by lower external products net sales of $394 million at IDS. The increase in external products net sales at MS and SAS was primarily due to the programs discussed above. The decrease in external products net sales at IDS was primarily due to the programs discussed above. The increase in services net sales of $117 million in 2016 compared to 2015 was primarily due to higher external services net sales of $116 million at IIS and $70 million at IDS, partially offset by lower external services net sales of $115 million at SAS. The increase in external services net sales at IIS was spread across numerous programs with no individual or common significant driver. The increase in external services net sales at IDS was driven principally by higher services net sales on radar sustainment programs for the MDA and various Patriot support programs. The decrease in external services net sales at SAS was primarily due to lower services net sales on classified programs.

Sales to Major Customers

				% of Total Net Sales
(In millions, except percentages)	2017	2016	2015	2017	2016	2015
Sales to the U.S. government(1)(2)	$16,860	$16,083	$15,788	67%	67%	68%
U.S. direct commercial sales and other U.S. sales	403	425	336	2%	2%	1%
Foreign military sales through the U.S. government	3,311	2,899	2,812	13%	12%	12%
Foreign direct commercial sales and other foreign sales(1)	4,774	4,717	4,385	19%	20%	19%
Total net sales	$25,348	$24,124	$23,321	100%	100%	100%

(1)	Excludes foreign military sales through the U.S. government.

(2)	Includes sales to the DoD of $16,152 million, or 64% of total net sales, in 2017, $15,340 million, or 64% of total net sales, in 2016 and $14,891 million, or 64% of total net sales, in 2015.

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

				% of Total Net Sales
(In millions, except percentages)	2017	2016	2015	2017	2016	2015
Cost of sales
Products	$15,872	$14,853	$14,563	62.6%	61.6%	62.4%
Services	3,204	3,112	3,045	12.6%	12.9%	13.1%
Total cost of sales	$19,076	$17,965	$17,608	75.3%	74.5%	75.5%

Total Cost of Sales - 2017 vs. 2016—The increase in total cost of sales of $1,111 million in 2017 compared to 2016 was primarily due to higher external cost of sales at MS and IDS. The increase in external cost of sales at MS was driven principally by the activity on the programs described above in Total Net Sales. The increase in external cost of sales at IDS was principally driven by higher external cost of sales on an international early warning radar program awarded in the first quarter of 2017 and the tax-free gain of $158 million from the sale of our equity method investment in Thales-Raytheon Systems Company S.A.S. (TRS SAS) in the second quarter of 2016, partially offset by lower external cost of sales on certain international Patriot programs due to the scheduled completion of certain production phases of the programs.

Products and Services Cost of Sales - 2017 vs. 2016—The increase in products cost of sales of $1,019 million in 2017 compared to 2016 was primarily due to higher external products cost of sales at MS and IDS both driven principally by the activity described above in Total Net Sales. The increase in services cost of sales of $92 million in 2017 compared to 2016 was primarily due to higher external services cost of sales at MS and IIS, partially offset by lower external services cost of sales at IDS. The increase in external services cost of sales at MS was driven principally by the programs described above in Total Net Sales. The increase in external services cost of sales at IIS was spread across numerous programs with no individual or common significant driver. The decrease in external services cost of sales at IDS was driven principally by the programs described above in Total Net Sales.

Total Cost of Sales - 2016 vs. 2015—The increase in total cost of sales of $357 million in 2016 compared to 2015 was primarily due to higher external cost of sales at MS, SAS and IIS, partially offset by lower external cost of sales at IDS and lower expense related to the FAS/CAS Adjustment as described below in Segment Results beginning on page 48. The increases in external cost of sales at MS and SAS were driven principally by the activity on the programs described above in Total Net Sales. The increase in external cost of sales at IIS was driven principally by a $181 million impact from the eBorders settlement in 2015. The decrease in external cost of sales at IDS was principally driven by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016, and the programs described above in Total Net Sales.

Products and Services Cost of Sales - 2016 vs. 2015—The increase in products cost of sales of $290 million in 2016 compared to 2015 was primarily due to higher external products cost of sales at SAS and MS, partially offset by lower external products cost of sales at IDS and lower expense related to the FAS/CAS Adjustment as described below in Segment Results beginning on page 48. The increases in external products cost of sales at SAS and MS were driven principally by the activity on the programs described above in Total Net Sales. The decrease in external products cost of sales at IDS was primarily due to the programs described above in Total Net Sales. The increase in services cost of sales of $67 million in 2016 compared to 2015 was primarily due to higher external services cost of sales at IIS and IDS, partially offset by lower external services cost of sales at SAS all of which were driven principally by the programs described above in Total Net Sales.

General and Administrative Expenses

				% of Total Net Sales
(In millions, except percentages)	2017	2016	2015	2017	2016	2015
Administrative and selling expenses	$2,220	$2,109	$1,940	8.8%	8.7%	8.3%
Research and development expenses	734	755	706	2.9%	3.1%	3.0%
Total general and administrative expenses	$2,954	$2,864	$2,646	11.7%	11.9%	11.3%

The increase in administrative and selling expenses of $111 million in 2017 compared to 2016 was primarily driven by a $58 million increase at Forcepoint principally driven by higher costs for the sales organization due to increased salesforce staffing and higher amortization of deferred commissions.

The increase in administrative and selling expenses of $169 million in 2016 compared to 2015 was primarily driven by an $89 million increase in selling and marketing expenses at Forcepoint principally driven by our acquisitions of Websense, Inc. (Websense) in the second quarter of 2015 and Stonesoft in the first quarter of 2016. Included in administrative and selling expenses in 2015 was $26 million of Websense transaction and integration-related costs recorded at Corporate as described below in Segment Results beginning on page 48.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $32 million, $26 million and $28 million in 2017, 2016 and 2015, respectively.

The decrease in research and development expenses of $21 million in 2017 compared to 2016 was primarily due to lower research and development expenses of $25 million at MS driven principally by lower independent research and development activity related to advanced technologies efforts that substantially completed in 2016, partially offset by higher research and development expenses of $15 million at Forcepoint principally driven by the Skyfence acquisition in the first quarter of 2017, with the remaining change spread across numerous items.

The increase in research and development expenses of $49 million in 2016 compared to 2015 was primarily due to increased research and development expenses of $41 million at Forcepoint driven by our acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016.

Total Operating Expenses

				% of Total Net Sales
(In millions, except percentages)	2017	2016	2015	2017	2016	2015
Total operating expenses	$22,030	$20,829	$20,254	86.9%	86.3%	86.8%

The increase in total operating expenses of $1,201 million in 2017 compared to 2016 was primarily due to the increase in total cost of sales of $1,111 million, the primary drivers of which are described above in Total Cost of Sales.

The increase in total operating expenses of $575 million in 2016 compared to 2015 was primarily due to the increase in total cost of sales of $357 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

				% of Total Net Sales
(In millions, except percentages)	2017	2016	2015	2017	2016	2015
Operating income	$3,318	$3,295	$3,067	13.1%	13.7%	13.2%

The increase in operating income of $23 million in 2017 compared to 2016 was due to the increase in total net sales of $1,224 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $1,201 million, the primary drivers of which are described above in Total Operating Expenses. Included in total operating expenses in 2016 was the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016.

The increase in operating income of $228 million in 2016 compared to 2015 was due to the increase in total net sales of $803 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $575 million, the primary drivers of which are described above in Total Operating Expenses. Included in total operating expenses in 2016 was the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016. Included in total operating expenses in 2015 was the $181 million reduction to cost of sales from the eBorders settlement in the first quarter of 2015.

Total Non-Operating (Income) Expense, Net

(In millions)	2017	2016	2015
Non-operating (income) expense, net
Interest expense	$205	$232	$233
Interest income	(21)	(16)	(11)
Other expense (income), net	21	(6)	4
Total non-operating (income) expense, net	$205	$210	$226

Total non-operating (income) expense, net in 2017 was relatively consistent with 2016. Included in the change of total non-operating (income) expense, net was a decrease in interest expense of $27 million due to the repurchase of long-term debt in the second quarter of 2017. Also included in the change of total non-operating (income) expense, net was an increase in other expense (income), net of $27 million primarily due to the $39 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in the second quarter of 2017, partially offset by a $13 million change in the mark-to-market of marketable securities held in trust associated with certain of our non-qualified deferred compensation and employee benefit plans, due to net gains of $21 million in 2017 compared to net gains of $8 million in 2016.

The decrease in total non-operating (income) expense, net, of $16 million in 2016 compared to 2015, was primarily due to a $9 million change in the mark-to-market of marketable securities held in trust associated with certain of our non-qualified deferred compensation and employee benefit plans, due to net gains of $8 million in 2016 compared to net losses of $1 million in 2015.

Federal and Foreign Income Taxes
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (2017 Act) which enacts a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduces the U.S. corporate tax rate to 21% effective in 2018, broadens the tax base and changes rules for expensing and capitalizing business expenditures, establishes a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provides for a one-time transition tax on previously undistributed foreign earnings, and introduces new rules for the treatment of certain export sales.

At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the 2017 Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $171 million in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which is included as a component of income tax expense from continuing operations.

(In millions)	2017	2016	2015
Federal and foreign income taxes	$1,114	$873	$747

The increase in federal and foreign income taxes of $241 million in 2017 compared to 2016 was primarily due to the effects of the enactment of the 2017 Act, as discussed above.

The increase in federal and foreign income taxes of $126 million in 2016 compared to 2015 was primarily due to an increase in operating income.

Our effective tax rate, which is used to determine federal and foreign income tax expense, differed from the U.S. statutory rate due to the following:

	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	(1.5)	(1.3)	(1.2)
Tax settlements and refund claims	—	—	(3.2)
Domestic manufacturing deduction benefit	(2.5)	(2.7)	(3.1)
Foreign income tax rate differential	0.2	—	(1.4)
Equity compensation	(1.2)	(1.6)	—
TRS tax-free gain	—	(1.8)	—
Remeasurement of deferred taxes	3.2	—	—
One-time transition tax on previously undistributed foreign earnings	2.3	—	—
Other items, net	0.3	0.7	0.2
Effective tax rate	35.8%	28.3%	26.3%

Our effective tax rate reflects the 35% U.S. statutory rate adjusted for various permanent differences between book and tax reporting. In December 2017, we adjusted our deferred tax balances that we expect to realize on or after January 1, 2018 to reflect the new 21% U.S. corporate income tax rate applicable under the 2017 Act. We also recorded the impact of the one-time transition tax on previously undistributed foreign earnings.

As noted above, amounts recorded to reflect the impacts of the 2017 Act are provisional in nature and represent what we believe are reasonable estimates. In the near term, we expect the changes in the 2017 Act to reduce our effective tax rate to below 21%. We continue to prepare, review and assess certain information and perform analyses related to the 2017 Act. A more detailed discussion on the effects of the 2017 Act is provided in “Note 16: Income Taxes” within Item 8 of this Form 10-K.

In December 2015, U.S. legislation was enacted to permanently reinstate the Research and Development tax credit (R&D tax credit) which had expired December 31, 2014. In 2017, 2016 and 2015 we recorded a full year benefit of approximately $46 million, $41 million and $33 million related to the 2017, 2016 and 2015 R&D tax credits, respectively.

Our effective tax rate in 2017 was higher than the statutory federal tax rate primarily due to the remeasurement of deferred tax balances, which increased the rate by approximately 3.2% and the one-time transition tax on undistributed foreign earnings, which increased the rate by 2.3%. Items which decreased our effective tax rate were the domestic manufacturing deduction, which decreased the rate by approximately 2.5%, the R&D tax credit, which decreased the rate by approximately 1.5% and the tax benefit recognized upon settlement of stock-based awards, which decreased the rate by 1.2%. The remaining increase of 0.5% is composed of various unrelated items, which individually or collectively are not significant.

Our effective tax rate in 2016 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2.7%, the tax-free gain related to the sale of our equity method investment in TRS SAS as described in above in Total Cost of Sales, which decreased the rate by 1.8%, the tax benefit recognized upon settlement of stock-based awards due to the adoption of the new accounting standard for stock-based compensation in the first quarter of 2016 as discussed further in “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K, which decreased the rate by 1.6%, and the R&D tax credit, which decreased the rate by approximately 1.3%. The remaining increase of 0.7% is composed of various unrelated items, which individually or collectively are not significant.

Our effective tax rate in 2015 was lower than the statutory federal tax rate primarily due to tax settlements and refunds, which decreased the rate by approximately 3.2%, the domestic manufacturing deduction, which decreased the rate by approximately 3.1%, the foreign rate differential, which decreased the rate by 1.4% and was primarily driven by the tax impact of the eBorders settlement, and the R&D tax credit, which decreased the rate by approximately 1.2%.The remaining increase of 0.2% is composed of various unrelated items, which individually or collectively are not significant.

Our effective tax rate in 2017 was 7.5% higher than in 2016 primarily due to the remeasurement of deferred tax balances, which increased the rate by approximately 3.2%, the one-time transition tax on undistributed foreign earnings, which increased the rate by 2.3% and the tax-free gain related to the sale of our equity method investment in TRS SAS as discussed above, which decreased the 2016 rate by 1.8%. The remaining increase of 0.2% is composed of various unrelated items, which individually or collectively are not significant.

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

Income from Continuing Operations

(In millions)	2017	2016	2015
Income from continuing operations	$1,999	$2,212	$2,094

The decrease in income from continuing operations of $213 million in 2017 compared to 2016 was primarily due to the $241 million increase in federal and foreign income taxes, described above in Federal and Foreign Income Taxes, partially offset by the $23 million increase in operating income, described above in Operating Income.

The increase in income from continuing operations of $118 million in 2016 compared to 2015 was primarily due to the $228 million increase in operating income, described above in Operating Income, partially offset by the $126 million increase in federal and foreign income taxes, described above in Federal and Foreign Income Taxes.

Net Income

(In millions)	2017	2016	2015
Net income	$2,001	$2,213	$2,107

The decrease in net income of $212 million in 2017 compared to 2016 was primarily due to the decrease in income from continuing operations of $213 million described above in Income from Continuing Operations.

The increase in net income of $106 million in 2016 compared to 2015 was due to the increase in income from continuing operations of $118 million described above in Income from Continuing Operations.

Diluted EPS from Continuing Operations Attributable to Raytheon Company Common Stockholders

(In millions, except per share amounts)	2017	2016	2015
Income from continuing operations attributable to Raytheon Company	$2,022	$2,243	$2,097
Diluted weighted-average shares outstanding	291.4	296.8	305.2
Diluted EPS from continuing operations attributable to Raytheon Company	$6.94	$7.55	$6.87

The decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.61 in 2017 compared to 2016 was primarily due to the decrease in income from continuing operations described above in Income from Continuing Operations, partially offset by a decrease in weighted-average shares outstanding, which was driven by the common stock share activity shown in the table below. Diluted EPS from continuing operations attributable to Raytheon Company common stockholders was reduced by $0.01 in 2016 for the impact of our redeemable noncontrolling interest redemption value adjustments, as discussed in “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K.

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.68 in 2016 compared to 2015 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations and a decrease in weighted-average shares outstanding, which was driven by the common stock share activity shown in the table below. Diluted EPS from continuing operations attributable to Raytheon Company common stockholders was reduced by $0.01 in 2016 for the impact of our redeemable noncontrolling interest redemption value adjustments, as discussed in “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K.

Our common stock share activity for the years ended 2017, 2016, and 2015 was as follows:

(Shares in millions)	2017	2016	2015
Beginning balance	292.8	299.0	307.3
Stock plans activity	1.1	1.5	1.6
Share repurchases	(5.5)	(7.7)	(9.9)
Ending balance	288.4	292.8	299.0

Diluted EPS Attributable to Raytheon Company Common Stockholders

(In millions, except per share amounts)	2017	2016	2015
Net income attributable to Raytheon Company	$2,024	$2,244	$2,110
Diluted weighted-average shares outstanding	291.4	296.8	305.2
Diluted EPS attributable to Raytheon Company	$6.95	$7.55	$6.91

The decrease in diluted EPS attributable to Raytheon Company common stockholders of $0.60 in 2017 compared to 2016 was primarily due to the $0.61 decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above in Diluted EPS from Continuing Operations Attributable to Raytheon Company Common Stockholders.

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.64 in 2016 compared to 2015 was primarily due to the $0.68 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above in Diluted EPS from Continuing Operations Attributable to Raytheon Company Common Stockholders.

SEGMENT RESULTS
We report our results in the following segments: IDS; IIS; MS; SAS; and Forcepoint.

As previously announced, effective January 1, 2017, we elected to early adopt the requirements of Topic 606 using the full retrospective method as discussed in “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K. The amounts and presentation of our business segments, including corporate and eliminations for intersegment activity, set forth in this Form 10-K reflect these changes.

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

Bookings—We disclose the amount of bookings and notable contract awards for each segment. Bookings generally represent the dollar value of new external contracts awarded to us during the reporting period and include firm orders for which funding has not been appropriated. We believe bookings are an important measure of future performance and are an indicator of potential future changes in total net sales, because we cannot record revenues under a new contract without first having a booking in the current or a preceding period.

Bookings are impacted by the timing and amounts of awards in a given period, which are subject to numerous factors, including: (1) the desired capability by the customer and urgency of customer needs; (2) customer budgets and other fiscal constraints; (3) political and economic and other environmental factors; (4) the timing of customer negotiations; (5) the timing of governmental approvals and notifications; and (6) the timing of option exercises or increases in scope.

Bookings (in millions)	2017	2016	2015
Integrated Defense Systems	$4,934	$5,377	$6,389
Intelligence, Information and Services	6,615	5,563	5,319
Missile Systems	9,672	7,894	8,149
Space and Airborne Systems	5,907	8,414	4,936
Forcepoint	590	561	352
Total	$27,718	$27,809	$25,145

Included in bookings were international bookings of $8,479 million, $8,193 million and $8,512 million in 2017, 2016 and 2015, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 31%, 29% and 34% of total bookings in 2017, 2016 and 2015, respectively. Classified bookings amounted to 17%, 20%, and 15% of total bookings in 2017, 2016 and 2015, respectively.

We record bookings for not-to-exceed contract awards (e.g., undefinitized contract awards, binding letter agreements) based on reasonable estimates of the expected contract definitization. We subsequently adjust bookings to reflect the actual amounts definitized, or prior to definitization when facts and circumstances indicate that our previously estimated amounts are no longer reasonable. The timing of awards that may cover multiple fiscal years influences the size of bookings in each year. Bookings exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ) type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs and the impact is determinable. Contract cancellations and terminations include contract underruns on cost-type programs.

Backlog—We disclose period-end backlog for each segment. Backlog, which is equivalent to our remaining performance obligations, represents the dollar value of firm orders for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. Therefore, we discuss changes in backlog, including any individually significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portions of our contracts. Backlog excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). Backlog is affected by changes in foreign exchange rates.

Backlog (in millions) at December 31	2017	2016	2015
Integrated Defense Systems	$9,186	$10,159	$10,460
Intelligence, Information and Services	6,503	5,662	5,867
Missile Systems	13,426	11,568	10,801
Space and Airborne Systems	8,611	8,834	6,260
Forcepoint(1)	484	486	451
Total(2)	$38,210	$36,709	$33,839

(1)
Forcepoint backlog excludes the unfavorable impact of $12 million, $45 million and $86 million at December 31, 2017, December 31, 2016 and December 31, 2015, respectively, related to the acquisition accounting adjustments to record acquired deferred revenue at fair value.

(2)
Included in the change in backlog at December 31, 2017 compared to December 31, 2016 and at December 31, 2016 compared to December 31, 2015 was backlog adjustments of $0.8 billion and $0.7 billion, respectively, primarily related to contract underruns and contract deobligations.

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

Total net sales by segment were as follows:

Total Net Sales (in millions)	2017	2016	2015
Integrated Defense Systems	$5,804	$5,529	$5,848
Intelligence, Information and Services	6,177	6,169	6,137
Missile Systems	7,787	7,096	6,569
Space and Airborne Systems	6,430	6,182	5,814
Forcepoint	608	586	344
Eliminations	(1,423)	(1,361)	(1,330)
Total business segment sales	25,383	24,201	23,382
Acquisition Accounting Adjustments(1)	(35)	(77)	(61)
Total	$25,348	$24,124	$23,321

(1)
Acquisition accounting adjustments include the adjustments to record acquired deferred revenue at fair value as part of our purchase price allocation process and the amortization of acquired intangible assets related to historical acquisitions.

Total Operating Expenses—We generally disclose operating expenses for each segment in terms of the following: (1) cost of sales—labor; (2) cost of sales—materials and subcontractors; and (3) other costs of sales and other operating expenses. Included in cost of sales—labor is the incurred direct labor costs associated with the performance of contracts in the current period and any applicable overhead and fringe costs. Included in cost of sales—materials and subcontractors is the incurred direct materials costs, subcontractor costs (which could include effort performed by other Raytheon segments or locations) and applicable overhead allocations in the current period. Included in other cost of sales and other operating expenses is other direct costs not captured in labor or material and subcontractor costs, such as precontract costs previously deferred, applicable overhead allocations, general and administrative expenses, which include administrative and selling expenses (including bid and proposal costs) and research and development expenses, other direct costs (such as ancillary services and travel expenses) and adjustments for loss contracts.

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

EAC Adjustments (in millions)	2017	2016	2015
Gross favorable	$1,116	$900	$835
Gross unfavorable	(674)	(482)	(443)
Total net EAC adjustments	$442	$418	$392

In recent years, our net EAC adjustments generally have been between 1.5% and 2.0% of total net sales. Our net EAC adjustments as a percentage of total net sales were 1.7% in 2017, 2016 and 2015.

Significant EAC adjustments in 2017, 2016 and 2015 are discussed in the Operating Income and Margin section of each business segment’s discussion below. The $24 million increase in net EAC adjustments in 2017 compared to 2016 was primarily due to the increase in net EAC adjustments at IDS and MS, partially offset by the decrease in net EAC adjustments at SAS, all of which are described below in the respective segment’s results. The $26 million increase in net EAC adjustments in 2016 compared to 2015 was primarily due to the increase in net EAC adjustments at SAS and IIS, partially offset by the decrease in net EAC adjustments at MS, all of which are described below in the respective segment’s results.

Changes in contract mix and other program performance refer to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes, and other drivers of program performance including margin rate increases or decreases due to EAC adjustments in prior periods. A higher or lower expected fee rate at the initial award of a contract typically correlates to the contract’s risk profile, which is often specifically driven by the type of customer and related procurement regulations, the type of contract (e.g., fixed-price vs. cost-plus), the maturity of the product or service and the scope of work. Changes in contract mix and other performance also include all other items which are not related to volume or EAC adjustments (e.g., real estate transactions).

Operating income by segment was as follows:

Operating Income (in millions)	2017	2016	2015
Integrated Defense Systems	$935	$971	$859
Intelligence, Information and Services	455	467	648
Missile Systems	1,010	921	877
Space and Airborne Systems	862	808	851
Forcepoint	33	90	56
Eliminations	(148)	(142)	(140)
Total business segment operating income	3,147	3,115	3,151
Acquisition Accounting Adjustments	(160)	(198)	(168)
FAS/CAS Adjustment	390	435	185
Corporate	(59)	(57)	(101)
Total	$3,318	$3,295	$3,067

Integrated Defense Systems

				% Change
(In millions, except percentages)	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Total net sales	$5,804	$5,529	$5,848	5.0%	(5.5)%
Total operating expenses
Cost of sales—labor	2,138	1,983	1,896	7.8%	4.6%
Cost of sales—materials and subcontractors	1,845	1,867	2,164	(1.2)%	(13.7)%
Other cost of sales and other operating expenses	886	708	929	25.1%	(23.8)%
Total operating expenses	4,869	4,558	4,989	6.8%	(8.6)%
Operating income	$935	$971	$859	(3.7)%	13.0%
Operating margin	16.1%	17.6%	14.7%

Change in Operating Income (in millions)		Year Ended 2017 Versus Year Ended 2016	Year Ended 2016 Versus Year Ended 2015
Volume		$23	$(41)
Net change in EAC adjustments		39	(6)
Mix and other performance		(98)	159
Total change in operating income		$(36)	$112

				% Change
(In millions, except percentages)	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Bookings	$4,934	$5,377	$6,389	(8.2)%	(15.8)%
Total Backlog	9,186	10,159	10,460	(9.6)%	(2.9)%

IDS is a leader in integrated air and missile defense; large land- and sea-based radar solutions; command, control, communications, computers, cyber and intelligence solutions; and naval combat and ship electronic and sensing systems. IDS delivers combat-proven performance against the complete spectrum of airborne and ballistic missile threats and is a world leader in the technology, development, and production of sensors and mission systems. IDS provides solutions to the U.S. Department of Defense (DoD) and the U.S. Intelligence Community, as well as more than 50 international customers which represent approximately half of IDS’s business.

Total Net Sales—The increase in total net sales of $275 million in 2017 compared to 2016 was primarily due to higher net sales of $260 million on an international early warning radar program awarded in the first quarter of 2017 and higher net sales of $106 million on an international Patriot program driven by an award in the fourth quarter of 2016, partially offset by $161 million of lower net sales on certain international Patriot programs due to the scheduled completion of certain production phases of the programs.

The decrease in total net sales of $319 million in 2016 compared to 2015 was primarily due to lower net sales of $134 million on our missile defense radar production programs, $88 million of lower net sales on an international communications program and $70 million of lower net sales on the Air Warfare Destroyer (AWD) program, all due to the scheduled completion of certain production phases on these programs. Included in the change in total net sales are higher net sales of $59 million on integrated air and missile defense programs, including $114 million of higher net sales on an international Patriot program awarded in the first quarter of 2015 due to a scheduled increase in production, and $160 million of lower net sales from the scheduled completion of certain production phases on an international air and missile defense systems program.

Total Operating Expenses—The increase in total operating expenses of $311 million in 2017 compared to 2016 was primarily due to an increase in other cost of sales and other operating expenses of $178 million and an increase in labor costs of $155 million. The increase in other cost of sales and other operating expenses was principally driven by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016. Almost half of the increase in labor costs was driven by activity on the international early warning radar program described above in Total Net Sales with the remaining change spread across numerous programs with no individual or common significant driver.

The decrease in total operating expenses of $431 million in 2016 compared to 2015 was primarily due to a decrease in materials and subcontractors costs of $297 million and a decrease in other cost of sales and other operating expenses of $221 million. The decrease in materials and subcontractors costs was primarily due to the activity on the international air and missile defense program and the AWD program described above in Total Net Sales. The decrease in other cost of sales and other operating expenses was principally driven by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016 and a change in previously deferred precontract costs of $109 million in the second quarter of 2015 related to the international Patriot program awarded in the second quarter of 2015.

Operating Income and Margin—The decrease in operating income of $36 million in 2017 compared to 2016 was primarily due to a change in mix and other performance of $98 million, partially offset by a net change in EAC adjustments of $39 million and higher volume of $23 million. The change in mix and other performance was driven principally by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016, partially offset by activity on the international Patriot program awarded in the fourth quarter of 2016 discussed above in Total Net Sales. Also included in the change in mix and other performance was $10 million of gains on real estate transactions in 2017 and $9 million of gains on real estate transactions in 2016. The net change in EAC adjustments was primarily driven by a negative profit adjustment of $36 million in the first quarter of 2016 on an international command and control program driven by costs to replace or repair shelters which the subcontractor refused to remedy resulting in the subcontractor being terminated. The increase in volume was primarily due to the international early warning radar program and the certain international Patriot programs described above in Total Net Sales. The decrease in operating margin in 2017 compared to 2016 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

The increase in operating income of $112 million in 2016 compared to 2015 was primarily due to a change in mix and other performance of $159 million, partially offset by lower volume of $41 million. The change in mix and other performance was principally driven by the tax-free gain of $158 million from the sale of our equity method investment in TRS SAS in the second quarter of 2016. Also included in the change in mix and other performance were $9 million of gains on real estate transactions in 2016. The decrease in volume was primarily due to the programs described above in Total Net Sales. Included in the net change in EAC adjustments in 2016 compared to 2015 was a negative profit adjustment of $36 million in the first quarter of 2016 on an international command and control program driven by costs to replace or repair shelters which the subcontractor refused to remedy resulting in the subcontractor being terminated, and net positive profit adjustments of $20 million in the second and fourth quarters of 2015 on the AWD program. In the fourth quarter of 2015, the AWD program had a contract modification and restructure which changed the incentive fee structure such that almost all of our incentive fees are tied solely to our performance. Previously our incentive fees were tied directly to both our cost performance and the cost performance of the shipyard. Under the original contract, there was an unfavorable EAC adjustment in the second quarter of 2015 of $33 million to eliminate all remaining estimated incentive fees due to the shipbuilder extending the planned schedule and a related increase in costs to complete its portion of the program. The modification and restructure resulted in a favorable $53 million EAC adjustment in the fourth quarter of 2015. The increase in operating margin in 2016 compared to 2015 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $9,186 million, $10,159 million and $10,460 million at December 31, 2017, 2016 and 2015, respectively. The decrease in backlog of $973 million at December 31, 2017 compared to December 31, 2016 was primarily at our Integrated Air and Missile Defense (IAMD) product line principally due to sales in excess of bookings, partially offset by our Mission Systems Sensors (MSS) product line primarily due to bookings in excess of sales. The decrease in backlog of $301 million at December 31, 2016 compared to December 31, 2015 was primarily at our IAMD product line principally due to sales in excess of bookings.

The bookings decrease of $443 million in 2017 compared to 2016 was driven primarily by the $319 million decrease in the specifically disclosed bookings below. In 2017, IDS booked $1,030 million for the Upgraded Early Warning Radar (UEWR) system for Qatar, $448 million to provide advanced Patriot air and missile defense capabilities for certain international customers, including $145 million for Qatar and $303 million for two other international customers, $440 million on the Air and Missile Defense Radar (AMDR) program for the U.S. Navy, $304 million on an Early Warning Surveillance Radar System (EWSRS) support program for an international customer, $303 million to provide Consolidated Contractor Logistics Support

(CCLS) for the MDA, $263 million to provide Patriot engineering services support for U.S. and international customers, $180 million on the Multi-Function RF System (MFRFS) program for the U.S. Army and $144 million on the Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2) radar sustainment program for the MDA.

The bookings decrease of $1,012 million in 2016 compared to 2015 was driven primarily by the $1,162 million decrease in the specifically disclosed bookings below. In 2016, IDS booked approximately $1.8 billion to provide advanced Patriot air and missile defense capabilities for certain international customers, including $480 million for Kuwait, $163 million for Qatar, and $623 million, $265 million and $226 million for three international customers. IDS also booked $373 million on the Aegis weapon system for the U.S. Navy and international customers, $228 million to provide CCLS, $227 million to provide Patriot engineering services support for U.S. and international customers, $200 million on the AN/TPY-2 radar sustainment program for the MDA, $117 million for in-service support for the Collins class submarine for the Royal Australian Navy, $110 million on the AMDR program for the U.S. Navy, $92 million for the Engineering and Manufacturing Development phase on the competitively awarded Enterprise Air Surveillance Radar (EASR) program for the U.S. Navy, and $86 million to provide advanced Patriot air and missile defense capability for the U.S. Army. IDS also booked $198 million on a classified program.

In 2015, IDS booked $2.0 billion to provide advanced Patriot air and missile defense capability for the Kingdom of Saudi Arabia and $769 million to provide advanced Patriot air and missile defense capability for the Republic of Korea. IDS also booked $366 million on the Zumwalt-class destroyer program for the U.S. Navy, $266 million to provide Patriot engineering services support for U.S. and international customers, $245 million to provide CCLS and $141 million for a radar sustainment contract for the MDA, $163 million to continue development on the Air Defense Operations Center (ADOC) for Qatar, $139 million to provide satellite communication ground terminals for an international customer, $110 million for the AWD program for the Australian Navy, $83 million to provide advanced Patriot air and missile defense capability for the U.S. Army, and $83 million to provide training and logistics support for an international customer.

Intelligence, Information and Services

				% Change
(In millions, except percentages)	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Total net sales	$6,177	$6,169	$6,137	0.1%	0.5%
Total operating expenses
Cost of sales—labor	2,610	2,478	2,399	5.3%	3.3%
Cost of sales—materials and subcontractors	2,309	2,400	2,527	(3.8)%	(5.0)%
Other cost of sales and other operating expenses	803	824	563	(2.5)%	46.4%
Total operating expenses	5,722	5,702	5,489	0.4%	3.9%
Operating income	$455	$467	$648	(2.6)%	(27.9)%
Operating margin	7.4%	7.6%	10.6%

Change in Operating Income (in millions)		Year Ended 2017 Versus Year Ended 2016	Year Ended 2016 Versus Year Ended 2015
Volume		$—	$(1)
Net change in EAC adjustments		3	13
Mix and other performance		(15)	(193)
Total change in operating income		$(12)	$(181)

				% Change
(In millions, except percentages)	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Bookings	$6,615	$5,563	$5,319	18.9%	4.6%
Total Backlog	6,503	5,662	5,867	14.9%	(3.5)%

IIS provides a full range of technical and professional services to intelligence, defense, federal and commercial customers worldwide. IIS specializes in global Intelligence, Surveillance and Reconnaissance (ISR); navigation; DoD space and weather solutions; cybersecurity; analytics; training; logistics; mission support; engineering; automation and sustainment solutions; and international and domestic Air Traffic Management (ATM) systems. Key customers include the U.S. Intelligence Community, the U.S. Armed Forces, the Federal Aviation Administration (FAA), the National Oceanic and Atmospheric Administration (NOAA), the Department of Homeland Security (DHS), NASA and a number of international customers.

Total Net Sales—Total net sales in 2017 were relatively consistent with 2016. Included in the change in net sales was higher net sales of $84 million on a U.S. Air Force program due to increased contract activities, higher net sales of $38 million on programs in support of the U.S. Army’s Warfighter Field Operations Customer Support (Warfighter FOCUS) activities driven principally by customer determined activity levels, lower net sales of $67 million on a program for the U.S. Army which substantially completed in 2016 and lower net sales of $47 million on a classified program for an international customer which was substantially completed in 2016.

Total net sales in 2016 were relatively consistent with 2015. Included in the change in net sales was higher net sales of $91 million on a U.S. Air Force program due to increased effort to achieve the current schedule milestones, higher net sales of $84 million on various cybersecurity and special missions programs due to a continued focus on cyber capabilities resulting in expansion with key customers, lower net sales of $74 million on the Joint Polar Satellite System (JPSS) Common Ground System (CGS) for NASA due to the program transitioning from the development phase to the test phase and lower net sales of $68 million on training activities on the Air Traffic Control Optimum Training Solution (ATCOTS) contract for the FAA, which ended in 2015.

Total Operating Expenses—Total operating expenses in 2017 were relatively consistent with 2016. The increase in labor costs of $132 million was driven principally by activity on various classified programs and activity on the U.S. Air Force program described above in Total Net Sales.

The increase in total operating expenses of $213 million in 2016 compared to 2015 was primarily due to an increase in other cost of sales and other operating expenses of $261 million, partially offset by a decrease in materials and subcontractors costs of $127 million. The increase in other cost of sales and other operating expenses was driven principally by the $181 million reduction to cost of sales from the eBorders settlement in the first quarter of 2015. The decrease in materials and subcontractors costs was driven principally by various classified programs.

Operating Income and Margin—The decrease in operating income of $12 million and the related decrease in operating margin in 2017 compared to 2016 was primarily due to a change in mix and performance of $15 million spread across numerous programs with no individual or common significant driver. Included in mix and other performance in 2017 was a $2 million gain on a real estate transaction. Included in mix and other performance in 2016 was a $3 million net gain related to the termination and expected cost recovery of a pension plan for one of our joint ventures and a $2 million gain on a real estate transaction.

The decrease in operating income of $181 million and the related decrease in operating margin in 2016 compared to 2015 was primarily due to a change in mix and other performance of $193 million partially offset by a net change in EAC adjustments of $13 million. The change in mix and other performance was principally driven by the $181 million impact from the eBorders settlement in the first quarter of 2015. Included in mix and other performance in 2016 was a $3 million net gain related to the termination and expected cost recovery of a pension plan for one of our joint ventures and a $2 million gain on a real estate transaction. The net change in EAC adjustments was primarily due to a $37 million net change in EAC adjustments for a classified program for an international customer, due to higher than expected costs in 2015, partially offset by a $17 million net change in EAC adjustments due to higher design and material costs on a munition release capability program for the U.S. Air Force.

Backlog and Bookings—Backlog was $6,503 million, $5,662 million and $5,867 million at December 31, 2017, 2016 and 2015, respectively. The increase in backlog of $841 million at December 31, 2017 compared to December 31, 2016 was primarily due to bookings in excess of sales within the Navigation and Environmental Solutions (NES) product line, primarily driven by the U.S. Air Force programs bookings described below. The decrease in backlog of $205 million at December 31, 2016 compared to December 31, 2015 was primarily due to $256 million of backlog adjustments from contract underruns and contract deobligations.

The bookings increase of $1,052 million in 2017 compared to 2016 was driven primarily by the $1,483 million increase in the specifically disclosed bookings below. In 2017, IIS booked approximately $1.4 billion on U.S. Air Force programs, $810 million on domestic training programs and $342 million on foreign training programs in support of Warfighter FOCUS activities, $233 million to upgrade the Phalanx Close-In Weapon System (CIWS) for the Royal Canadian Navy, $148 million on the Standard Terminal Automation Replacement System (STARS) program for the FAA, $106 million to provide ISR support for the U.S. Air Force, $98 million on the Development, Operations and Maintenance (DOMino) cyber program for the DHS, and $77 million to support the Naval Communications Station, Harold E Holt (HEH) facility for Australia. IIS also booked $2,041 million on a number of classified contracts, including $448 million on two multi-year awards for certain classified customers.

Bookings in 2016 were relatively consistent with 2015. In 2016, IIS booked $744 million on domestic training programs and $283 million on foreign training programs in support of Warfighter FOCUS activities, $269 million on the Joint Precision Approach and Landing System (JPALS) program for the U.S. Navy program, $170 million to provide a common ground station for unmanned vehicles for the U.S. Air Force, and $105 million to provide ISR support for the U.S. Air Force. IIS also booked $310 million for a U.S. Air Force program and $1,891 million on a number of classified contracts.

In 2015, IIS booked $703 million on domestic training programs and $260 million on foreign training programs in support of Warfighter FOCUS activities, $185 million on the STARS program, $105 million on a contract to support the U.S. Air Force’s Distributed Common Ground System (DCGS), $103 million on the Wide Area Augmentation System (WAAS) program and $78 million on the NextGen Weather Processor (NWP) program for the FAA, and $78 million to continue supporting the Counter Narcoterrorism Technology Program Office (CNTPO). IIS also booked $1,953 million on a number of classified contracts.

Missile Systems

				% Change
(In millions, except percentages)	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Total net sales	$7,787	$7,096	$6,569	9.7%	8.0%
Total operating expenses
Cost of sales—labor	2,303	2,097	1,980	9.8%	5.9%
Cost of sales—materials and subcontractors	3,386	2,949	2,749	14.8%	7.3%
Other cost of sales and other operating expenses	1,088	1,129	963	(3.6)%	17.2%
Total operating expenses	6,777	6,175	5,692	9.7%	8.5%
Operating income	$1,010	$921	$877	9.7%	5.0%
Operating margin	13.0%	13.0%	13.4%

Change in Operating Income (in millions)		Year Ended 2017 Versus Year Ended 2016	Year Ended 2016 Versus Year Ended 2015
Volume		$82	$63
Net change in EAC adjustments		10	(63)
Mix and other performance		(3)	44
Total change in operating income		$89	$44

				% Change
(In millions, except percentages)	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Bookings	$9,672	$7,894	$8,149	22.5%	(3.1)%
Total Backlog	13,426	11,568	10,801	16.1%	7.1%

MS designs, develops, integrates and produces missile and combat systems for the armed forces of the U.S. and allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, surveillance, targeting and netted systems, MS provides and supports a broad range of advanced weapon systems including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles, directed energy effectors and advanced combat sensor solutions. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA, and the armed forces of more than 40 allied nations.

Total Net Sales—The increase in total net sales of $691 million in 2017 compared to 2016 was primarily due to $245 million of higher net sales on the Paveway program principally driven by international requirements, $168 million of higher net sales on the Standard Missile-3 (SM-3) program principally driven by planned increases in production, $115 million of higher net sales on the Standard Missile-2 (SM-2) program due to the recognition of previously deferred precontract costs based on a contract award in the second quarter of 2017 and planned increases in production, $96 million of higher net sales on the Excalibur program due to recognition of previously deferred precontract costs based on a contract award in the third quarter of 2017, partially offset by $138 million of lower net sales on the Exoatmospheric Kill Vehicle (EKV) program due to a planned decline in production.

The increase in total net sales of $527 million in 2016 compared to 2015 was primarily due to $432 million of higher net sales on the Paveway program principally driven by international requirements.

Total Operating Expenses—The increase in total operating expenses of $602 million in 2017 compared to 2016 was primarily due to an increase in materials and subcontractors costs of $437 million and an increase in labor costs of $206 million. The increase in materials and subcontractors costs was primarily driven by activity on the programs described above in Total Net Sales, activity on an international missile defense program and activity on Evolved Seasparrow Missile (ESSM) both due to planned increases in production. The increase in labor costs was principally driven by activity on the SM-3 program described above in Total Net Sales, activity on classified programs, and development activity on advanced missile and interceptor programs, partially offset by activity on the EKV program described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

The increase in total operating expenses of $483 million in 2016 compared to 2015 was primarily due to an increase in materials and subcontractors costs of $200 million, an increase in other cost of sales and other operating expenses of $166 million and an increase in labor costs of $117 million. The increase in materials and subcontractors costs was driven principally by activity on the Paveway program described above in Total Net Sales. The increase in other cost of sales and other operating expenses was principally driven by a change in previously deferred precontract costs based on contract awards or funding. The increase in labor costs was principally driven by development activity on an advanced interceptors program and a ship defense missile program.

Operating Income and Margin—The increase in operating income of $89 million in 2017 compared to 2016 was primarily due to an increase in volume of $82 million principally driven by activity on the programs described above in Total Net Sales. Included in the net change in EAC adjustments was reductions of expected costs to fulfill industrial cooperation agreements for an international customer resulting in adjustments of $37 million and $36 million on two contracts due to a favorable change in requirements in the third quarter of 2017, partially offset by an unfavorable $40 million adjustment on a $1.4 billion contract, driven by the final contract modification in the third quarter of 2017 which was less than we anticipated based upon the previous contract price negotiations. Operating margin in 2017 was consistent with 2016.

The increase in operating income of $44 million in 2016 compared to 2015 was primarily due to an increase in volume of $63 million and a change in mix and other performance of $44 million, partially offset by a net change in EAC adjustments of $63 million. The increase in volume and the change in mix and other performance were both driven principally by activity on the Paveway program described above in Total Net Sales. The net change in EAC adjustments was primarily driven by a $48 million unfavorable change on two next generation precision strike weapon contracts due to increases in expected costs to complete the programs, a $38 million unfavorable change on a missile defense interceptor program driven primarily by a decrease in estimated incentive fees due to re-phasing incentive events in the first quarter of 2016 and an increase in expected cost to complete the program, and a $25 million favorable resolution of a contractual issue in the first quarter of 2015, partially offset by a $68 million favorable change on the Paveway program driven by lower labor and material production costs as well as improved estimated costs to fulfill other contractual requirements. The decrease in operating margin in 2016 compared to 2015 was primarily due to the net change in EAC adjustments, partially offset by the change in mix and other performance.

Backlog and Bookings—Backlog was $13,426 million, $11,568 million and $10,801 million at December 31, 2017, 2016 and 2015, respectively. The increase in backlog of $1,858 million at December 31, 2017 compared to December 31, 2016 was primarily due to bookings in excess of sales, primarily within the Air Warfare Systems (AWS) product line. The increase in backlog of $767 million at December 31, 2016 compared to December 31, 2015 was primarily due to bookings in excess of sales, primarily within the Advanced Missile Systems (AMS) and Air and Missile Defense Systems (AMDS) product lines.

The bookings increase of $1,778 million in 2017 compared to 2016 was driven primarily by the $1,775 million increase in the specifically disclosed bookings below. In 2017, MS booked $2.2 billion for Paveway for the U.S. Air Force and international customers, $816 million for Advanced Medium-Range Air-to-Air Missile (AMRAAM) for the U.S. Air Force, U.S. Navy and international customers, $673 million for SM-3 for the MDA and international customers, $661 million for SM-2 for the U.S. Navy and international customers, $538 million for the Redesigned Kill Vehicle (RKV) program for the MDA, $468 million for the Joint Standoff Weapon (JSOW) for the U.S. Navy, U.S. Air Force and international customers, $424 million for Tomahawk for the U.S. Navy and international customers, $378 million for Tube-launched, Optically-tracked, Wireless-guided (TOW) missiles for the U.S. Army, U.S. Marine Corps and international customers, $347 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy, U.S. Air Force, U.S. Army and international customers, $214 million for Phalanx CIWS for the U.S. Navy and international customers, $214 million for Excalibur for the U.S. Army, $156 million for Horizontal Technology Integration (HTI) forward-looking infrared kits for the U.S. Army and an international customer, $135 million for Javelin for the U.S. Army and international customers, $116 million for the Long Range Precision Fires (LRPF) Missile system for the U.S. Army and $104 million for Mobile Range for the U.S. Navy, U.S. Army and U.S. Air Force. MS also booked $1,027 million on classified contracts, including $223 million on a major contract.

Bookings in 2016 were relatively consistent with 2015. In 2016, MS booked $941 million for Paveway for the U.S. Air Force and international customers, $923 million for SM-3 for the MDA and international customers, $799 million for AMRAAM for the U.S. Air Force, U.S. Navy and international customers, $554 million for Phalanx CIWS for the U.S. Navy and international customers, $416 million for Standard Missile-6 (SM-6) for the U.S. Navy, $383 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy, U.S. Air Force, U.S. Army and international customers, $367 million for Tomahawk for the U.S. Navy and international customers, $325 million for Rolling Airframe Missile (RAM) for the U.S. Navy and international customers, $321 million for ESSM for the U.S. Navy and international customers, $276 million for TOW missiles for the U.S. Army, U.S. Marine Corps and international customers, $243 million for Miniature Air Launched Decoy (MALD) for the U.S. Air Force and Navy, $223 million for Stinger® for the U.S. Army and international customers, $195 million for Woomera Mobile Range Upgrade program for the Royal Australian Air Force, $175 million for Hypersonic Air-breathing Weapon Concept program for the Defense Advanced Research Projects Agency (DARPA) and U.S. Air Force and $130 million for the David’s Sling weapon system’s Stunner Missile for an international customer. MS also booked $425 million on classified contracts.

In 2015, MS booked $1,726 million for Paveway for the U.S. Air Force and international customers, $1,215 million for SM-3 for the MDA and an international customer, $637 million for AMRAAM for the U.S. Air Force, U.S. Navy and international customers, $623 million on ESSM for the U.S. Navy and international customers, $580 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Armed Forces and international customers, $310 million for Phalanx CIWS for the U.S. Navy, U.S. Army and international customers, $273 million for SM-6 for the U.S. Navy, $267 million for Tomahawk for the U.S. Navy and an international customer, $235 million for JSOW for the U.S. Navy, and international customers, $169 million for RAM for the U.S. Navy and international customers, $152 million for the production of Stinger for the U.S. Army and international customers, $148 million for the production of EKV for the MDA, $110 million for MALD for the U.S. Air Force and Navy, $108 million for the production of the Light Armored Vehicle-Anti-Tank (LAV-AT) for the U.S. Marines, and $104 million for production of Javelin missiles for the U.S. Army and international customers. MS also booked $582 million on classified contracts, including $158 million on a major program.

Space and Airborne Systems

				% Change
(In millions, except percentages)	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Total net sales	$6,430	$6,182	$5,814	4.0%	6.3%
Total operating expenses
Cost of sales—labor	2,673	2,419	2,483	10.5%	(2.6)%
Cost of sales—materials and subcontractors	1,877	1,949	1,457	(3.7)%	33.8%
Other cost of sales and other operating expenses	1,018	1,006	1,023	1.2%	(1.7)%
Total operating expenses	5,568	5,374	4,963	3.6%	8.3%
Operating income	$862	$808	$851	6.7%	(5.1)%
Operating margin	13.4%	13.1%	14.6%

Change in Operating Income (in millions)		Year Ended 2017 Versus Year Ended 2016	Year Ended 2016 Versus Year Ended 2015
Volume		$26	$58
Net change in EAC adjustments		(28)	73
Mix and other performance		56	(174)
Total change in operating income		$54	$(43)

				% Change
(In millions, except percentages)	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Bookings	$5,907	$8,414	$4,936	(29.8)%	70.5%
Total Backlog	8,611	8,834	6,260	(2.5)%	41.1%

SAS is a leader in the design, development and manufacture of integrated sensor and communication systems for advanced missions. These missions include intelligence, surveillance and reconnaissance; precision engagement; manned and unmanned aerial operations; and space. Leveraging state-of-the-art technologies, mission systems and domain knowledge, SAS designs, manufactures, supports and sustains civil and military electro-optical/infrared (EO/IR) sensors; airborne radars for surveillance and fire control applications; lasers; precision guidance systems; signals intelligence systems; processors; electronic warfare systems; communications; and space-qualified systems. Key customers are the U.S. Navy, Air Force, and Army, international allies and classified customers.

Total Net Sales—The increase in total net sales of $248 million in 2017 compared to 2016 was primarily due to higher net sales of $89 million on the Next Generation Jammer (NGJ) program for the U.S. Navy, awarded in the second quarter of 2016, and higher net sales of $69 million on a domestic classified program awarded in the third quarter of 2016, partially offset by lower net sales of $99 million on an international classified program awarded in the first quarter of 2016 due to planned reduced schedule requirements. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

The increase in total net sales of $368 million in 2016 compared to 2015 was primarily due to higher net sales of $339 million on classified programs, including an international classified program awarded in the first quarter of 2016.

Total Operating Expenses—The increase in total operating expenses of $194 million in 2017 compared to 2016 was primarily due to an increase in labor costs of $254 million, principally driven by activity on domestic and international tactical radar systems programs and activity on the domestic classified program described above in Total Net Sales.

The increase in total operating expenses of $411 million in 2016 compared to 2015 was primarily due to an increase in materials and subcontractors costs of $492 million, principally driven by activity on the classified programs described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $54 million in 2017 compared to 2016 was primarily driven by a change in mix and other performance of $56 million and an increase in volume of $26 million, partially offset by a net change in EAC adjustments of $28 million. The change in mix and other performance includes a $15 million gain on a real estate transaction in the second quarter of 2017, offset by a $26 million decrease primarily driven by lower activity on two international tactical radar systems programs due to scheduled completion of certain production phases, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in volume was driven by activity on the programs discussed above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The net change in EAC adjustments was primarily driven by increased estimated labor and material production costs on the international classified program described above in Total Net Sales. The increase in operating margin in 2017 compared to 2016 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

The decrease in operating income of $43 million in 2016 compared to 2015 was primarily due to a change in mix and other performance of $174 million, partially offset by a net change in EAC adjustments of $73 million and higher volume of $58 million. The change in mix and other performance was primarily driven by lower activity due to scheduled completion of certain production phases on two international tactical radar systems programs and activity on the international classified program described above in Total Net Sales. Also included in mix and other performance was an $11 million gain on a real estate transaction in the second quarter of 2015. The net change in EAC adjustments was principally driven by labor and material production efficiencies on tactical radar systems programs which amounted to $30 million, and improved program performance on domestic classified programs. The increase in volume was primarily driven by the international classified program described above in Total Net Sales. The decrease in operating margin in 2016 compared to 2015 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

Backlog and Bookings—Backlog was $8,611 million, $8,834 million and $6,260 million at December 31, 2017, 2016 and 2015, respectively. The decrease in backlog of $223 million at December 31, 2017 compared to December 31, 2016 was primarily due to sales in excess of bookings, principally within our Intelligence, Surveillance and Reconnaissance Systems (ISRS) and Space Systems (SS) product lines, partially offset by bookings in excess of sales at our Secure Sensor Solutions (S3) product line. The increase in backlog of $2,574 million at December 31, 2016 compared to December 31, 2015 was primarily due to bookings in excess of sales, principally within our Electronic Warfare Systems (EWS) and SS product lines.

The bookings decrease of $2,507 million in 2017 compared to 2016 was driven primarily by the $3,240 million decrease in the specifically disclosed bookings below. In 2017, SAS booked $256 million for Active Electronically Scanned Array (AESA) radars for the U.S. Air Force, $250 million on two contracts for international customers, one for military processors and one for radar warning receivers, approximately $200 million on classified and unclassified space programs and $175 million for radar components for the U.S. Navy and the Royal Australian Air Force. SAS also booked $1,384 million on a number of classified contracts.

The bookings increase of $3,478 million in 2016 compared to 2015 was driven primarily by the $3,478 million increase in the specifically disclosed bookings below. In 2016, SAS booked $992 million on the NGJ program for the U.S. Navy, over $650 million on an international classified program, $610 million on AESA production awards for the U.S. Air Force and international customers, $553 million on the JPSS program for NASA, $164 million to provide integrated Sentinel support services for the U.K. Royal Air Force, $91 million on the next-generation Multi-Spectral Targeting System (MTS) for the U.S. Air Force, $87 million to provide radar components, and $75 million on a cryptographic modernization program. SAS also booked $2,283 million on a number of classified contracts, including $590 million for a major classified contract.

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

Forcepoint

				% Change
(In millions, except percentages)	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Total net sales	$608	$586	$344	3.8%	70.3%
Total operating expenses
Cost of sales	116	110	63	5.5%	74.6%
Selling and marketing	246	187	98	31.6%	90.8%
Research and development	143	128	87	11.7%	47.1%
General and administrative	70	71	40	(1.4)%	77.5%
Total operating expenses	575	496	288	15.9%	72.2%
Operating income	$33	$90	$56	(63.3)%	60.7%
Operating margin	5.4%	15.4%	16.3%

				% Change
(In millions, except percentages)	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Bookings	$590	$561	$352	5.2%	59.4%
Total Backlog	484	486	451	(0.4)%	7.8%

Forcepoint develops cybersecurity products serving commercial and government organizations worldwide. Forcepoint is a joint venture of Raytheon and Vista Equity Partners created in May 2015 that brought together the capabilities of the legacy Raytheon Cyber Products (RCP) and Websense, Inc. (Websense) businesses. Forcepoint delivers a portfolio of human-centric cybersecurity capabilities, including data loss prevention; user and entity behavior analytics (UEBA) and cloud access security broker (CASB) capabilities; insider threat solutions; next-generation firewall (NGFW) technology; cloud and on premise web and email security; and cross domain transfer products. In 2017, Forcepoint acquired RedOwl Analytics Inc. (RedOwl), a security analytics business, and the Skyfence® CASB business. The Forcepoint results reflect RCP results for all periods and Websense results after the acquisition date of May 29, 2015.

Total Net Sales—The increase in total net sales of $22 million in 2017 compared to 2016 was primarily driven by $17 million of higher Commercial Security sales due to new business growth within User and Data Security and NGFW products within Cloud Access and Network Security, partially offset by lower sales related to filtering products within Cloud Access and Network Security. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

The increase in total net sales of $242 million in 2016 compared to 2015 was primarily due to $218 million of higher sales resulting from the acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

Total Operating Expenses—We disclose our operating expenses for the segment, which excludes amortization of acquired intangible assets and certain other acquisition and acquisition related expenses, in terms of the following:

–
Cost of sales—labor and overhead costs associated with analytic and technical support services; infrastructure costs associated with maintaining our databases; and labor, materials and overhead costs associated with providing our product offerings;

–
Selling and marketing—labor costs related to personnel engaged in selling and marketing and customer support functions; costs related to public relations, advertising, promotions and travel; and related overhead costs;

–	Research and development—labor costs for the development and management of new and existing products; and related overhead costs; and

–	General and administrative expenses—labor costs for our executive, finance and administrative personnel; third party professional service fees; and related overhead costs.

Total operating expenses in 2017 increased $79 million compared to 2016 primarily driven by an increase in selling and marketing expense of $59 million and an increase in research and development expense of $15 million. The increase in selling and marketing expense was principally due to higher costs for the sales organization due to increased salesforce staffing and higher amortization of deferred commissions. The increase in research and development expense was principally driven by the Skyfence acquisition in the first quarter of 2017. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Total operating expenses in 2016 increased $208 million compared to 2015. The increase in all of the categories of total operating expenses was primarily due to the acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016. The increase in selling and marketing expense was also driven by $10 million of higher amortization of deferred commissions. Research and development expense in 2015 included $6 million related to severance and retention associated with the restructuring of Websense. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Operating Income and Margin—The decrease in operating income of $57 million and the related decrease in operating margin in 2017 compared to 2016 was primarily due to the increase in total operating expenses described above in Total Operating Expenses.

The increase in operating income of $34 million in 2016 compared to 2015 was primarily due to the acquisitions of Websense in the second quarter of 2015 and Stonesoft in the first quarter of 2016. The decrease in operating margin in 2016 compared to 2015 was primarily due to the increase in selling and marketing expenses described above in Total Operating Expenses.

Backlog and Bookings—Backlog was $484 million, $486 million and $451 million at December 31, 2017, 2016 and 2015, respectively. Backlog at December 31, 2017 was relatively consistent with December 31, 2016. The increase in backlog of $35 million at December 31, 2016 compared to December 31, 2015 was primarily due to the acquisition of Stonesoft.

Bookings increased by $29 million in 2017 compared to 2016 primarily due to a $17 million increase in Commercial Security bookings and a $12 million increase in Global Governments and Critical Infrastructure bookings. Included in Commercial Security bookings were higher bookings driven by new business growth on User and Data Security products and NGFW products within Cloud Access and Network Security and the acquisitions of RedOwl and Skyfence, and lower bookings related to filtering products within Cloud Access and Network Security. Bookings increased by $209 million in 2016 compared to 2015 primarily due to the acquisitions of Websense and Stonesoft.

Acquisition Accounting Adjustments
Acquisition Accounting Adjustments include the adjustments to record acquired deferred revenue at fair value as part of our purchase price allocation process, referred to as the deferred revenue adjustment, and the amortization of acquired intangible assets related to historical acquisitions. These adjustments are not considered part of management’s evaluation of segment results.

The components of Acquisition Accounting Adjustments were as follows:

(In millions)	2017	2016	2015
Deferred revenue adjustment	$(35)	$(77)	$(61)
Amortization of acquired intangibles	(125)	(121)	(107)
Total Acquisition Accounting Adjustments	$(160)	$(198)	$(168)

The deferred revenue adjustment for 2017, 2016 and 2015 relates to acquisitions in the Forcepoint segment.

Amortization of acquired intangibles related to acquisitions in the segments was as follows:

(In millions)	2017	2016	2015
Integrated Defense Systems	$—	$1	$1
Intelligence, Information and Services	20	17	12
Missile Systems	1	1	1
Space and Airborne Systems	10	17	35
Forcepoint	94	85	58
Total	$125	$121	$107

The change in our Acquisition Accounting Adjustments of $38 million in 2017 compared to 2016 was due to a $42 million decrease in the deferred revenue adjustment, principally driven by the acquisition of Websense in the second quarter of 2015.

The change in our Acquisition Accounting Adjustments of $30 million in 2016 compared to 2015 was due to a $16 million increase in the deferred revenue adjustment principally driven by the acquisition of Stonesoft in the first quarter of 2016 and a $14 million increase in the intangibles amortization adjustment, principally driven by the acquisition of Websense in the second quarter of 2015, partially offset by the acquisition of Applied Signal Technology, Inc. at our SAS segment in the first quarter of 2011.

FAS/CAS Adjustment
The FAS/CAS Adjustment represents the difference between our pension and PRB expense or income under FAS requirements under U.S. GAAP and our pension and PRB expense under CAS. The results of each segment only include pension and PRB expense under CAS that we generally recover through the pricing of our products and services to the U.S. government.

The components of the FAS/CAS Adjustment were as follows:

(In millions)	2017	2016	2015
FAS/CAS Pension Adjustment	$397	$435	$182
FAS/CAS PRB Adjustment	(7)	—	3
FAS/CAS Adjustment	$390	$435	$185

The components of the FAS/CAS Pension Adjustment were as follows:

(In millions)	2017	2016	2015
FAS (expense)	$(1,367)	$(1,073)	$(1,186)
CAS expense	1,764	1,508	1,368
FAS/CAS Pension Adjustment	$397	$435	$182

The key drivers of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) are the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differs from our assumptions under each set of requirements and the calculation of funded status under CAS Harmonization. In accordance with both FAS and CAS, a “calculated market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Generally, gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately nine years. Beginning in 2013, CAS Harmonization reduced this amortization period from 15 to 10 years, as well as changed the liability measurement method. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

The change in our FAS/CAS Pension Adjustment of $38 million in 2017 compared to 2016 was driven by a $294 million increase in our FAS expense and a $256 million increase in our CAS expense. The increase in the FAS expense in 2017 was primarily due to the decrease in our long-term ROA assumption from 8.0% to 7.5% as of December 31, 2016 and our annual actuarial update of the unfunded benefit obligation, which takes into account final census data. The increase in our CAS expense in 2017 was primarily due to CAS Harmonization phased transition to the use of a discount rate based on high quality corporate bonds, consistent with the Pension Protection Act of 2006, to measure liabilities in determining CAS pension expense. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expense has been included in our contracts through our overhead forward pricing rates.

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

The components of the FAS/CAS PRB Adjustment were as follows:

(In millions)	2017	2016	2015
FAS (expense)	$(25)	$(16)	$(12)
CAS expense	18	16	15
FAS/CAS PRB Adjustment	$(7)	$—	$3

The adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715), will split the FAS/CAS Adjustment between operating income and non-operating (income) expense, net, beginning in 2018. The FAS/CAS Operating Adjustment will be the difference between CAS expense and the service cost component of FAS expense. The non-operating component, referred to as other pension expense, will be the remaining components of FAS expense. For 2018 compared to 2017, we currently expect our FAS expense to increase by $80 million and our CAS expense to increase by $148 million driven by the differences in the assumptions and the recognition period for gains and losses under FAS and CAS. Both FAS expense and CAS expense are subject to our annual update, as discussed above. After 2018, FAS expense and CAS expense are more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2017, we would expect our CAS expense to be higher than FAS expense, resulting in increased income in 2019.

Corporate
Corporate operating income consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

(In millions)	2017	2016	2015
Corporate	$(59)	$(57)	$(101)

Operating income related to Corporate in 2017 was relatively consistent with 2016.

The increase in operating income related to Corporate of $44 million in 2016 compared to 2015 was primarily due to $26 million of Websense transaction and integration-related expenses in 2015.

FINANCIAL CONDITION AND LIQUIDITY

Overview
We pursue a capital deployment strategy that balances funding for growing our business, including: (1) capital expenditures, acquisitions and research and development; (2) prudently managing our balance sheet, including debt repayments and pension contributions; and (3) returning cash to our shareholders, including dividend payments and share repurchases, as outlined below. Our need for, cost of and access to funds are dependent on future operating results, as well as other external conditions. We currently expect that cash and cash equivalents, available-for-sale securities, cash flow from operations and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, investment, debt service and other financing requirements during the next 12 months and for the foreseeable future.

In addition, the following table highlights selected measures of our liquidity and capital resources at December 31:

(In millions)	2017	2016
Cash and cash equivalents	$3,103	$3,303
Short-term investments	297	100
Working capital	3,978	4,346
Amount available under our credit facilities	950	1,250

Operating Activities

(In millions)	2017	2016	2015
Net cash provided by (used in) operating activities from continuing operations	$2,747	$2,852	$2,346
Net cash provided by (used in) operating activities	2,745	2,852	2,359

The decrease of $107 million in net cash provided by operating activities in 2017 compared to 2016 was primarily due to an increase in pension contributions, as discussed below, partially offset by the timing of collections, which was driven by higher customer advances received in 2017. The increase of $493 million in net cash provided by operating activities in 2016 compared to 2015 was primarily due to lower net tax payments as discussed below and the change in inventory as presented in the consolidated statements of cash flows principally due to the timing of capitalized precontract and other deferred costs, partially offset by the eBorders settlement payment received in the second quarter of 2015.

Pension Plan Contributions—We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act of 2006 (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets (ROA) and plan funded status. The funding requirements under the PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. The PPA funded status is based on actual asset performance, averaged over three years and PPA discount rates, which are based on a 24-month average of high quality corporate bond rates, as published by the Internal Revenue Service (IRS). As discussed in Critical Accounting Estimates, the STE Act, the HATFA and the BBA of 2015 were passed by Congress and signed by the President in 2012, 2014 and 2015, respectively. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision adjusts the 24-month average high quality corporate bond rates used to determine the PPA funded status so that they are within a floor and cap, or “corridor,” based on the 25-year average of corporate bond rates. The STE Act gradually phased out this interest rate provision beginning in 2013. The HATFA and the BBA of 2015 extended the phase out provisions until 2020. As a result, the interest rates used to determine PPA funded status will continue to be adjusted within a “corridor” and do not begin to phase out until 2020.

We made the following required and discretionary contributions during the years ended December 31:

(In millions)	2017	2016	2015
Required pension contributions	$615	$145	$339
Discretionary pension contributions	1,000	500	200
PRB contributions	27	25	22
Total	$1,642	$670	$561

The increase in required pension contributions of $470 million in 2017 compared to 2016 was primarily driven by the low interest rate environment. The decrease of $194 million in 2016 compared to 2015 was primarily due to the HATFA as described above.

We expect to make required contributions to our pension and PRB plans of $963 million in 2018. We periodically evaluate whether to make discretionary contributions. Due to the differences in requirements and calculation methodologies, our FAS pension expense or income is not indicative of the funding requirement or amount of government recovery.

Tax Payments and Refunds—We made the following net tax payments during the years ended December 31:

(In millions)	2017	2016	2015
Federal	$765	$710	$1,008
Foreign	77	47	43
State	36	22	30

The increase in net tax payments of $99 million in 2017 compared to 2016 was primarily due to the timing and amount of pension contributions. Federal and foreign net tax payments for 2018 are expected to approximate $630 million. The decrease in expected federal and foreign net tax payments in 2018 is primarily due to the impact of the 2017 Act and the timing and amount of pension contributions, partially offset by 2017 tax initiatives which decreased taxable income. In the near term, we expect the changes in the 2017 Act to reduce our cash tax payments compared to those required under prior law.

The decrease in net tax payments of $302 million in 2016 compared to 2015 was primarily due to the timing and amount of pension contributions.

Interest Payments—We made interest payments on our outstanding debt of $214 million, $231 million and $232 million in 2017, 2016 and 2015, respectively. The decrease in interest payments in 2017 compared to 2016 was primarily due to the repayment of $591 million of long-term debt in the second quarter of 2017. Interest payments in 2016 were relatively consistent with 2015.

Investing Activities

(In millions)	2017	2016	2015
Net cash provided by (used in) investing activities	$(817)	$53	$(1,744)

The change of $870 million in net cash provided by (used in) investing activities in 2017 compared to 2016 was primarily due to our short-term investment activity, which is described below. The change of $1,797 million in net cash provided by (used in) investing activities in 2016 compared to 2015 was primarily due to $1,897 million of lower cash payments for acquisitions in 2016 as compared to 2015, partially offset by a $155 million increase in additions to property, plant and equipment, both of which are described below.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

(In millions)	2017	2016	2015
Additions to property, plant and equipment	$543	$561	$406
Additions to capitalized internal use software	68	64	51

Additions to property, plant and equipment in 2017 were relatively consistent with 2016.

The increase in additions to property, plant and equipment of $155 million in 2016 compared to 2015 was primarily due to anticipated growth and investment in productivity initiatives across the Company, including factory automation and equipment upgrades.

We expect full-year property, plant and equipment and capitalized internal use software expenditures to be between approximately $835–$860 million and $75–$90 million, respectively, in 2018, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

(In millions)	2017	2016	2015
Purchases of short-term investments	$(696)	$(472)	$(1,392)
Sales of short-term investments	—	—	209
Maturities of short-term investments	517	1,184	1,793

As of December 31, 2017, our short-term investments had an average maturity of approximately three months.

Acquisitions—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria. Payments for purchases of acquired companies, net of cash acquired, were as follows:

(In millions)	2017	2016	2015
Payments for purchases of acquired companies, net of cash received	$93	$57	$1,954

The increase of $36 million in payments for acquired companies, net of cash received, in 2017 compared to 2016 was primarily due to Forcepoint’s acquisitions of the Skyfence CASB business, in February 2017, and RedOwl, in August 2017, partially offset by the 2016 acquisition of the Stonesoft NGFW business, including the Sidewinder proxy firewall technology.

The decrease of $1,897 million in payments for acquired companies, net of cash received, in 2016 compared to 2015 was primarily due to the 2015 acquisition of Websense for $1.9 billion and Foreground Security for $62 million, partially offset by Forcepoint’s acquisition of the Stonesoft NGFW business, including the Sidewinder proxy firewall technology, in 2016.

Financing Activities

(In millions)	2017	2016	2015
Net cash provided by (used in) financing activities	$(2,116)	$(1,930)	$(1,509)

We generally use cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change of $186 million in net cash provided by (used in) financing activities in 2017 compared to 2016 was primarily due to the repayment of $591 million of long-term debt in the second quarter of 2017, partially offset by the net proceeds from commercial paper issuance of $300 million in 2017, the activity on our share repurchases as discussed below and the $90 million net cash payment that we made to Thales S.A. in the second quarter of 2016 related to our acquisition of Thales S.A.’s noncontrolling interest in Raytheon Command and Control Solutions LLC (RCCS LLC) and the sale of our equity method investment in TRS SAS as a result of the amendment to the joint venture agreement.

The change of $421 million in net cash provided by (used in) financing activities in 2016 compared to 2015 was primarily due to the sale of noncontrolling interest in Forcepoint in the second quarter of 2015 for $343 million and the $90 million net cash payment that we made to Thales S.A. in the second quarter of 2016 related to our acquisition of Thales S.A.’s noncontrolling interest in RCCS LLC and the sale of our equity method investment in TRS SAS.

Commercial Paper—In 2017, we received net proceeds of $300 million from the issuance of short-term commercial paper.

Long-term Debt—In the second quarter of 2017, we exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasury rates, $591 million of our long-term debt due March and December 2018 at a loss of $39 million pretax, $25 million after tax, which is included in other (income) expense, net in 2017.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. In November 2017, our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At December 31, 2017, we had approximately $2.8 billion available under the 2017 and 2015 repurchase programs. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	2017		2016		2015
(In millions)	$	Shares	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$800	4.9	$900	6.9	$1,000	9.0
Shares repurchased to satisfy tax withholding obligations	85	0.6	96	0.8	99	0.9
Total share repurchases	$885	5.5	$996	7.7	$1,099	9.9

Cash Dividends—Our Board of Directors authorized the following cash dividends:

(In millions, except per share amounts)	2017	2016	2015
Cash dividends per share	$3.19	$2.93	$2.68
Dividends paid	910	850	797

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

CAPITAL RESOURCES
Total long-term debt was $4.8 billion and $5.3 billion at December 31, 2017 and December 31, 2016, respectively. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2020 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $3.4 billion at both December 31, 2017 and December 31, 2016. We may invest in: U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were $1,246 million and $641 million at December 31, 2017 and December 31, 2016, respectively. We continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

Commercial Paper—The Company may issue up to $1.25 billion of unsecured commercial paper notes, as the commercial paper is backed by our credit facility. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance. At December 31, 2017, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 1.583% and 20 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during 2017 was $340 million. At December 31, 2016, there were no commercial paper borrowings outstanding.

Credit Facilities—In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at December 31, 2017, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from approximately 20 separate highly rated lenders, each committing no more than 10% of the facility. As of December 31, 2017 and December 31, 2016 there were no borrowings or letters of credit outstanding under this credit facility. We had $300 million of commercial paper outstanding at December 31, 2017, reducing the amount available under our credit facility to $950 million.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants as of December 31, 2017 and December 31, 2016. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 33.6% at December 31, 2017. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

Shelf Registrations—We have an effective shelf registration statement with the Securities and Exchange Commission, filed in June 2016, which covers the registration of debt securities, common stock, preferred stock and warrants.

CONTRACTUAL OBLIGATIONS
The following is a schedule of our contractual obligations outstanding at December 31, 2017:

	Payment due by period
(In millions)	Total	Less than 1 year (2018)	1–3 years (2019–2020)	3–5 years (2021–2022)	After 5 years (2023 and thereafter)
Debt(1)	$4,792	$—	$1,500	$1,100	$2,192
Interest payments	2,262	193	374	278	1,417
Operating leases	1,041	229	338	212	262
Purchase obligations	9,708	7,957	1,578	167	6
Total	$17,803	$8,379	$3,790	$1,757	$3,877

(1)	Debt includes scheduled principal payments only.

Interest payments in the table above include interest on debt that is redeemable at our option. Purchase obligations in the table above represent enforceable and legally binding agreements with suppliers to purchase goods or services. We enter into contracts with customers, primarily the U.S. government, which entitle us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included above notwithstanding the amount for which we are entitled to full recourse from our customers.

The table above does not include required pension and PRB contributions. We expect to make required pension and PRB contributions of approximately $963 million in 2018, exclusive of any U.S. government recovery. Amounts beyond 2018 for required pension and PRB contributions depend upon actuarial assumptions, actual plan asset performance and other factors described under pension costs in Critical Accounting Estimates. However, based solely on our current assumptions, we expect our funding requirements to be approximately $884 million in 2019, exclusive of any U.S. government recovery. The table above also does not include the payments related to the provisional one-time transition tax liability recorded in connection with the enactment of the 2017 Act. The provisional transition tax liability was $71 million at December 31, 2017 and is payable over a period of up to eight years.

Interest payments include interest on debt that is redeemable at our option.

OFF-BALANCE SHEET ARRANGEMENTS
At December 31, 2017, we had no significant off-balance sheet arrangements other than operating leases and guarantees to third parties on behalf of our affiliates as described below in Commitments and Contingencies. Such arrangements are not material to our overall liquidity or capital resources, market risk support or credit risk support as described below.

COMMITMENTS AND CONTINGENCIES
Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. government. We regularly assess the probability of recovery of these costs, which requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs, and accordingly have recorded the estimated future recovery of these costs from the U.S. government within prepaid expenses and other current assets, in our consolidated balance sheets. Our estimates regarding remediation costs to be incurred were as follows at December 31:

(In millions, except percentages)	2017	2016
Total remediation costs—undiscounted	$206	$219
Weighted-average discount rate	5.2%	5.2%
Total remediation costs—discounted	$142	$147
Recoverable portion	92	92

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

Environmental remediation costs expected to be incurred are:

(In millions)
2018	$39
2019	22
2020	13
2021	12
2022	12
Thereafter	108

Financing Arrangements and Other—We issue guarantees, and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. These instruments expire on various dates through 2026. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following at December 31:

(In millions)	2017	2016
Guarantees	$216	$190
Letters of credit	2,416	2,345
Surety bonds	166	127

Included in guarantees and letters of credit described above were $216 million and $47 million, respectively, at December 31, 2017, and $180 million and $44 million, respectively, at December 31, 2016, related to our joint venture in Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2). We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At December 31, 2017, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31,

2017. At December 31, 2017 and December 31, 2016, we had an estimated liability of $2 million and $3 million, respectively, related to these guarantees and letters of credit.

The joint venture agreement between Raytheon and Vista Equity Partners relating to Forcepoint provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option, which became exercisable on May 29, 2017. The put option allows Vista Equity Partners to require Raytheon to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of the put option; however, the ultimate timing will depend on the actions of the parties and other factors. Lastly, at any time on or after three years following the closing date, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. At December 31, 2017, the fair value of the noncontrolling interest is estimated at $512 million and is subject to change based upon market conditions and business performance. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets could differ from the parties’ determination of fair value for the put option under the joint venture agreement.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2017, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $8.7 billion. To the extent we have entered into purchase obligations that satisfy our offset agreements, those amounts are included in the Contractual Obligations table on page 69. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

As a U.S. government contractor, we are subject to many levels of audit and investigation by the U.S. government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA); the Defense Contract Management Agency (DCMA); the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies; the Government Accountability Office (GAO); the Department of Justice (DOJ); and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and/or other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International

Traffic in Arms Regulations (ITAR)) may also be investigated or audited. Other than as specifically disclosed herein, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

We do not expect any material impact on our financial results from regional developments regarding Qatar. Almost all of our contracts in Qatar are foreign military sales contracts through the U.S. government and represent less than 5.7% of our backlog at December 31, 2017. In addition, with respect to pending U.S. government approval of certain of our contracts for other Gulf Cooperation Council members, we believe the timing of these pending approvals will not have a material impact on our financial results. Our direct commercial sale contracts for precision guided munitions to certain Middle Eastern customers contain requirements for U.S. government approvals from the State Department and Congress through the Congressional Notification process. These contracts also contain clauses which may terminate the contract if those approvals are not received by a stated date or that date is not otherwise changed. While some uncertainty exists over the timing of those approvals, we believe it is probable we will receive the approvals by the stated dates or have otherwise changed the contracts such that we believe it is probable we will meet the requirements. However, if we do not meet the requirements or approvals by the stated dates, as applicable, it could have a material adverse effect on our financial results. We have approximately $2.3 billion of total contract value and have recognized approximately $350 million of sales for work performed to date on these contracts and the related customer advances and payments for these contracts.

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (EU), commonly referred to as “Brexit.” As a result of the referendum, there has been volatility in exchange rates versus the U.S. dollar which may continue as the U.K. negotiates its exit from the EU. The British pound is the functional currency for approximately 2% of our sales. In addition, for any contracts that are not denominated in the same currency as the functional currency (for example, contracts denominated in British pounds where the functional currency is the U.S. dollar), we enter into foreign currency forward contracts to hedge our risk related to foreign currency exchange rate fluctuations. As a result, we currently do not expect the U.K.’s exit from the EU to have a material impact on our financial position, results of operations or liquidity.

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

We generally supplement our working capital requirements with a combination of variable-rate short-term and fixed-rate long-term financing. We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments, payments to vendors and customer receipts. We may enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. The market-risk sensitive instruments we use for hedging are directly related to a particular asset, liability or transaction for which a firm commitment is in place. We do not hold or issue derivative financial instruments for trading or speculative purposes.

The following tables provide information as of December 31, 2017 and December 31, 2016 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at December 31, 2017 and December 31, 2016.

Principal payments and interest rate detail for long-term debt by contractual maturity dates as of December 31, 2017 and December 31, 2016, respectively, were as follows:

(In millions, except percentages)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$1,500	$—	$1,100	$2,192	$4,792	$5,293
Average interest rate	—	—	3.550%	—	2.500%	5.097%	4.017%

(In millions, except percentages)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$591	$—	$1,500	$—	$3,292	$5,383	$5,848
Average interest rate	—	6.549%	—	3.550%	—	4.229%	4.295%

In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,354 million and $1,277 million at December 31, 2017 and December 31, 2016, respectively. The net notional exposure of these contracts was approximately $525 million and $342 million at December 31, 2017 and December 31, 2016, respectively.

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency contracts were $28 million and $17 million, respectively at December 31, 2017 and $53 million and $48 million, respectively at December 31, 2016.

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

At December 31, 2017, we had short-term investments with a fair value of $297 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high-quality certificates of deposit which had an average maturity of approximately three months).

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

Our Audit Committee of our Board of Directors is composed solely of directors who are independent under applicable Securities and Exchange Commission (SEC) and New York Stock Exchange rules. Our Audit Committee meets periodically and, when appropriate, separately with representatives of the independent registered public accounting firm, our officers and the internal auditors to monitor the activities of each.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements and our internal control over financial reporting and their report follows. Our stockholders ratified the appointment of PricewaterhouseCoopers LLP at the 2017 Annual Meeting of Stockholders.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017, based on criteria in Internal Control – Integrated Framework, issued by the COSO in 2013. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/ Thomas A. Kennedy	/s/ Anthony F. O’Brien
Thomas A. Kennedy	Anthony F. O’Brien
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raytheon Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Raytheon Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2017 and the manner in which it accounts for the income tax effects of share based payment transactions in 2016.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 14, 2018

We have served as the Company’s auditor since 1961.

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amount) December 31:	2017	2016
Assets
Current assets
Cash and cash equivalents	$3,103	$3,303
Short-term investments	297	100
Receivables, net	1,324	1,163
Contract assets	5,247	5,041
Inventories	594	608
Prepaid expenses and other current assets	761	670
Total current assets	11,326	10,885
Property, plant and equipment, net	2,439	2,166
Goodwill	14,871	14,788
Other assets, net	2,224	2,399
Total assets	$30,860	$30,238

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Commercial paper	$300	$—
Contract liabilities	2,927	2,646
Accounts payable	1,519	1,520
Accrued employee compensation	1,342	1,234
Other current liabilities	1,260	1,139
Total current liabilities	7,348	6,539
Accrued retiree benefits and other long-term liabilities	8,287	7,758
Long-term debt	4,750	5,335
Commitments and contingencies (Note 11)

Redeemable noncontrolling interest (Note 12)	512	449

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 288 and 293 shares outstanding at December 31, 2017 and 2016, respectively.	3	3
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(7,935)	(7,411)
Retained earnings	17,895	17,565
Total Raytheon Company stockholders’ equity	9,963	10,157
Noncontrolling interests in subsidiaries	—	—
Total equity	9,963	10,157
Total liabilities, redeemable noncontrolling interest and equity	$30,860	$30,238

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts) Years Ended December 31:	2017	2016	2015
Net sales
Products	$21,416	$20,309	$19,623
Services	3,932	3,815	3,698
Total net sales	25,348	24,124	23,321
Operating expenses
Cost of sales—products	15,872	14,853	14,563
Cost of sales—services	3,204	3,112	3,045
General and administrative expenses	2,954	2,864	2,646
Total operating expenses	22,030	20,829	20,254
Operating income	3,318	3,295	3,067
Non-operating (income) expense, net
Interest expense	205	232	233
Interest income	(21)	(16)	(11)
Other (income) expense, net	21	(6)	4
Total non-operating (income) expense, net	205	210	226
Income from continuing operations before taxes	3,113	3,085	2,841
Federal and foreign income taxes	1,114	873	747
Income from continuing operations	1,999	2,212	2,094
Income (loss) from discontinued operations, net of tax	2	1	13
Net income	2,001	2,213	2,107
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(23)	(31)	(3)
Net income attributable to Raytheon Company	$2,024	$2,244	$2,110

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$6.95	$7.55	$6.88
Income (loss) from discontinued operations, net of tax	0.01	—	0.04
Net income	6.96	7.56	6.92
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$6.94	$7.55	$6.87
Income (loss) from discontinued operations, net of tax	0.01	—	0.04
Net income	6.95	7.55	6.91
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$2,022	$2,243	$2,097
Income (loss) from discontinued operations, net of tax	2	1	13
Net income	$2,024	$2,244	$2,110

Dividends declared per share	$3.19	$2.93	$2.68

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions) Years Ended December 31:	2017	2016	2015
Net income	$2,001	$2,213	$2,107
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Prior service (cost) credit arising during period	(15)	(1)	(2)
Amortization of prior service cost (credit) included in net income	4	4	6
Actuarial gain (loss) arising during period	(1,816)	(1,238)	(622)
Amortization of net actuarial loss included in net income	1,187	1,002	1,129
Loss due to curtailments/settlements	3	5	4
Effect of exchange rates	(14)	25	10
Pension and other postretirement benefit plans, net	(651)	(203)	525
Foreign exchange translation	80	(115)	(57)
Cash flow hedges	10	25	(4)
Unrealized gains (losses) on investments and other, net	(1)	15	(5)
Other comprehensive income (loss), before tax	(562)	(278)	459
Income tax benefit (expense) related to items of other comprehensive income (loss)	38	43	(177)
Other comprehensive income (loss), net of tax	(524)	(235)	282
Total comprehensive income (loss)	1,477	1,978	2,389
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(23)	(31)	(3)
Comprehensive income (loss) attributable to Raytheon Company	$1,500	$2,009	$2,392

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2017, 2016 and 2015 (in millions):	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at December 31, 2014	$3	$1,309	$(7,458)	$15,684	$9,538	$196	$9,734
Net income (loss)				2,110	2,110	10	2,120
Other comprehensive income (loss), net of tax			282		282		282
Adjustment of redeemable noncontrolling interest to redemption value				(25)	(25)		(25)
Distributions and other activity related to noncontrolling interests		(2)			(2)	(4)	(6)
Dividends declared				(813)	(813)		(813)
Common stock plans activity		190			190		190
Share repurchases		(1,099)			(1,099)		(1,099)
Balance at December 31, 2015	3	398	(7,176)	16,956	10,181	202	10,383
Net income (loss)				2,244	2,244	(15)	2,229
Other comprehensive income (loss), net of tax			(235)		(235)		(235)
Adjustment of redeemable noncontrolling interest to redemption value				(138)	(138)		(138)
Distributions and other activity related to noncontrolling interests				(195)	(195)	(187)	(382)
Dividends declared		3		(867)	(864)		(864)
Common stock plans activity		160			160		160
Share repurchases		(561)		(435)	(996)		(996)
Balance at December 31, 2016	3	—	(7,411)	17,565	10,157	—	10,157
Net income (loss)				2,024	2,024		2,024
Other comprehensive income (loss), net of tax			(524)		(524)		(524)
Adjustment of redeemable noncontrolling interest to redemption value				(41)	(41)		(41)
Distributions and other activity related to noncontrolling interests					—		—
Dividends declared		2		(929)	(927)		(927)
Common stock plans activity		159			159		159
Share repurchases		(161)		(724)	(885)		(885)
Balance at December 31, 2017	$3	$—	$(7,935)	$17,895	$9,963	$—	$9,963

(1)	Excludes redeemable noncontrolling interest which is not considered equity. See “Note 12: Forcepoint Joint Venture” for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years Ended December 31:	2017	2016	2015
Cash flows from operating activities
Net income	$2,001	$2,213	$2,107
(Income) loss from discontinued operations, net of tax	(2)	(1)	(13)
Income from continuing operations	1,999	2,212	2,094
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	550	515	489
Stock-based compensation	173	151	140
Gain on sale of equity method investment	—	(158)	—
Loss on repayment of long-term debt	39	—	—
Deferred income taxes	252	133	(42)
Tax benefit from stock-based awards	—	—	(47)
Changes in assets and liabilities
Receivables, net	(157)	18	12
Contract assets and contract liabilities	88	(645)	(656)
Inventories	14	(10)	(187)
Prepaid expenses and other current assets	204	205	(61)
Income taxes receivable/payable	(193)	(185)	(181)
Accounts payable	(94)	152	107
Accrued employee compensation	111	77	72
Other current liabilities	106	(41)	17
Accrued retiree benefits	(250)	419	637
Other, net	(95)	9	(48)
Net cash provided by (used in) operating activities from continuing operations	2,747	2,852	2,346
Net cash provided by (used in) operating activities from discontinued operations	(2)	—	13
Net cash provided by (used in) operating activities	2,745	2,852	2,359
Cash flows from investing activities
Additions to property, plant and equipment	(543)	(561)	(406)
Proceeds from sales of property, plant and equipment	46	34	59
Additions to capitalized internal use software	(68)	(64)	(51)
Purchases of short-term investments	(696)	(472)	(1,392)
Sales of short-term investments	—	—	209
Maturities of short-term investments	517	1,184	1,793
Payments for purchases of acquired companies, net of cash received	(93)	(57)	(1,954)
Other	20	(11)	(2)
Net cash provided by (used in) investing activities	(817)	53	(1,744)
Cash flows from financing activities
Dividends paid	(910)	(850)	(797)
Net borrowings (payments) on commercial paper	300	—	—
Repayments of long-term debt	(591)	—	—
Loss on repayment of long-term debt	(38)	—	—
Repurchases of common stock under share repurchase programs	(800)	(900)	(1,000)
Repurchases of common stock to satisfy tax withholding obligations	(85)	(96)	(99)
Acquisition of noncontrolling interest in RCCS LLC	—	(90)	—
Contribution from noncontrolling interest in Forcepoint	8	11	—
Tax benefit from stock-based awards	—	—	47
Sale of noncontrolling interest in Forcepoint	—	—	343
Other	—	(5)	(3)
Net cash provided by (used in) financing activities	(2,116)	(1,930)	(1,509)
Net increase (decrease) in cash, cash equivalents and restricted cash	(188)	975	(894)
Cash, cash equivalents and restricted cash at beginning of year	3,303	2,328	3,222
Cash, cash equivalents and restricted cash at end of year	$3,115	$3,303	$2,328

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Consolidation and Classification—The consolidated financial statements include the accounts of Raytheon Company, and all wholly-owned, majority-owned and otherwise controlled domestic and foreign subsidiaries. All intercompany transactions have been eliminated. For classification of certain current assets and liabilities, we use the duration of the related contract or program as our operating cycle, which is generally longer than one year. In addition, we reclassified certain amounts to conform to our current period presentation. As used in these notes, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

Use of Estimates—Our consolidated financial statements are based on the application of U.S. Generally Accepted Accounting Principles (U.S. GAAP), which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements.

Revenue Recognition—Effective January 1, 2017, we elected to early adopt the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). For additional information on the new standard and the impact to our results of operations, refer to Accounting Standards below.

The vast majority of our revenues are from long-term contracts associated with the design, development, manufacture or modification of complex aerospace or defense equipment or related services. These contracts primarily are with the U.S. government (including foreign military sales contracted through the U.S. government). Our contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (FAR) and are priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.

Under the typical payment terms of our U.S. government fixed-price contracts, the customer pays us either performance-based payments (PBPs) or progress payments. PBPs are interim payments up to 90% of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments up to 80% of costs incurred as the work progresses. Because the customer retains a portion of the contract price until completion of the contract, our U.S. government fixed-price contracts generally result in revenue recognized in excess of billings which we present as contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For our U.S. government cost-type contracts, the customer generally pays us for our actual costs incurred within a short period of time. For non-U.S. government contracts, we typically receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments in excess of revenue recognized and present it as contract liabilities on the balance sheet. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract.

To determine the proper revenue recognition method for contracts for complex aerospace or defense equipment or related services, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract, for example when a contract covers multiple phases of the product lifecycle (e.g., development, production, maintenance and support), in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In cases where we do, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized customer specific solution, and in these cases we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily international direct commercial sale contracts, we are required to obtain certain regulatory approvals. In these cases, we recognize revenue based on the likelihood of obtaining timely regulatory approvals based upon all known facts and circumstances.

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

We have a companywide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature.

Based on this analysis, any quarterly adjustments to net sales, cost of sales and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. When estimates of total costs to be incurred exceed total estimates of revenue to be earned on a performance obligation related to complex aerospace or defense equipment or related services, or product maintenance or separately priced extended warranty, a provision for the entire loss on the performance obligation is recognized in the period the loss is recorded.

Net EAC adjustments had the following impact on our operating results:

(In millions, except per share amounts)	2017	2016	2015
Operating income	$442	$418	$392
Income from continuing operations attributable to Raytheon Company	287	283	255
Diluted EPS from continuing operations attributable to Raytheon Company	$0.98	$0.95	$0.84

In addition, net revenue recognized from our performance obligations satisfied in previous periods was $520 million, $509 million and $404 million in 2017, 2016 and 2015, respectively. This primarily relates to EAC adjustments that impacted revenue.

We also sell security software through our Forcepoint segment. For the majority of these arrangements, we recognize revenue over the term of the agreement because the software requires continuous updates to provide the intended security functionality. To a lesser extent in all of our business segments, we enter into other types of contracts including service arrangements and non-subscription software and licensing agreements. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. For software arrangements that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses and maintenance and/or services, we allocate revenue to each performance obligation based on estimates of the price that we would charge the customer for each promised product or service if it were sold on a standalone basis.

Research and Development Expenses—Research and development expenses are included in general and administrative expenses in our consolidated statements of operations. Expenditures for Company-sponsored research and development projects are expensed as incurred, and were $734 million, $755 million and $706 million in 2017, 2016 and 2015, respectively. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in receivables, net or contract assets in our consolidated balance sheets, depending on whether costs have been billed or not.

Federal, Foreign and State Income Taxes—The Company and its domestic subsidiaries provide for federal income taxes on pretax accounting income at rates in effect under existing tax law. Foreign subsidiaries record provisions for income taxes at applicable foreign tax rates in a similar manner. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. The Company does not provide for a U.S. income tax liability on historical outside basis differences in our foreign

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subsidiaries which arose on or before December 31, 2017. Such outside differences are indefinitely reinvested in foreign operations or expected to be remitted substantially free of additional tax. With the exception of Forcepoint, payments made for state income taxes are included in administrative and selling expenses as these costs can generally be recovered through the pricing of products and services to the U.S. government in the period in which the tax is payable. Accordingly, the state income tax provision (benefit) is allocated to contracts when it is paid (recovered) or otherwise agreed as allocable with the U.S. government. Payments made for state income taxes related to Forcepoint are included in federal and foreign income tax expense.

Other Expense (Income), Net—Other expense (income), net, consists primarily of gains and losses from our investments held in trusts used to fund certain of our non-qualified deferred compensation and employee benefit plans, gains and losses on the early repurchase of long-term debt and certain financing fees. Periodically we enter into equity method or other investments that are not related to our core operations, including investments in early stage technology companies. We record the income or loss from these investments as a component of other (income) expense, net. We record losses beyond the carrying amount of the investment only when we guarantee obligations of the investee or commit to provide the investee further financial support.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The estimated fair value of cash and cash equivalents approximates the carrying value due to their short maturities.

Short-term Investments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy at December 31, 2017 and December 31, 2016, as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlements date and current rates. At December 31, 2017 and December 31, 2016, we had short-term investments of $297 million and $100 million, respectively, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. As of December 31, 2017, our short-term investments had an average maturity of approximately three months. The amortized cost of these securities closely approximated their fair value at December 31, 2017 and December 31, 2016. There were no securities deemed to have other than temporary declines in value for 2017. In both 2017 and 2016, we recorded unrealized losses on short-term investments of less than $1 million, net of tax, in accumulated other comprehensive loss (AOCL). In 2017 and 2016, we did not have any sales of short-term investments. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories consisted of the following at December 31:

(In millions)	2017	2016
Materials and purchased parts	$69	$66
Work in process	504	532
Finished goods	21	10
Total	$594	$608

Precontract costs are costs incurred to fulfill a contract prior to contract award. Precontract costs, including general and administrative expenses that are specifically chargeable to the customer, are deferred in inventories if we determine that the costs are probable of recovery under a specific anticipated contract. All other precontract costs, including start-up costs, are expensed as incurred. Costs that are deferred are recognized as contract costs upon the receipt of the anticipated contract. We included deferred precontract costs of $101 million and $189 million in inventories as work in process at December 31, 2017 and December 31, 2016, respectively.

Deferred Commissions—Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our security software sales at Forcepoint, are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. At December 31, 2017 and December 31, 2016, we had $37 million and $32 million of deferred commissions, respectively. We had $28 million, $12 million and $2 million of amortization expense related to deferred commissions in 2017, 2016 and 2015, respectively.

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

Impairment of Goodwill and Long-lived Assets—We evaluate our goodwill for impairment annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. We perform our annual impairment test as of the first day of the fourth quarter utilizing a two-step methodology that requires us to first identify potential goodwill impairment and then measure the amount of the related goodwill impairment loss, if any. We have identified our operating segments as reporting units under the impairment test assessment criteria outlined in U.S. GAAP. In performing our annual impairment test in the fourth quarters of 2017, 2016 and 2015 we did not identify any goodwill impairment.

We determine whether long-lived assets are to be held for use or disposal. Upon indication of possible impairment of long-lived assets held for use, we evaluate the recoverability of such assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset group, the asset group is adjusted to its estimated fair value. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

order for long-lived assets to be considered held for disposal, we must have committed to a plan to dispose of the assets. Once deemed held for disposal, the assets are stated at the lower of the carrying amount or fair value.

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

Redeemable Noncontrolling Interest—Redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date or the initial value adjusted for the noncontrolling interest holder’s share of the cumulative impact of net income (loss), other changes in accumulated other comprehensive income (loss) and additional contributions. Adjustments to the redemption value over the period from the date of acquisition to the redemption date are immediately recorded to retained earnings. We reflect the redemption value adjustments in the EPS calculation if redemption value is in excess of the fair value of noncontrolling interest which resulted in a $0.01 unfavorable impact to both basic and diluted EPS in 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A rollforward of accumulated other comprehensive income (loss) was as follows:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2014	$(7,432)	$(3)	$(14)	$(9)	$(7,458)
Before tax amount	525	(57)	(4)	(5)	459
Tax (expense) benefit	(181)	—	2	2	(177)
Net of tax amount	344	(57)	(2)	(3)	282
Balance at December 31, 2015	(7,088)	(60)	(16)	(12)	(7,176)
Before tax amount	(203)	(115)	25	15	(278)
Tax (expense) benefit	57	—	(9)	(5)	43
Net of tax amount	(146)	(115)	16	10	(235)
Balance at December 31, 2016	(7,234)	(175)	—	(2)	(7,411)
Before tax amount	(651)	80	10	(1)	(562)
Tax (expense) benefit	42	—	(4)	—	38
Net of tax amount	(609)	80	6	(1)	(524)
Balance at December 31, 2017	$(7,843)	$(95)	$6	$(3)	$(7,935)

(1)	The pension and PRB plans, net, is shown net of tax benefits of $3,923 million and $3,881 million at December 31, 2017 and December 31, 2016, respectively.

(2)	The cash flow hedges are shown net of tax expense of $3 million and tax benefit of $1 million at December 31, 2017 and December 31, 2016, respectively.

(3)	The unrealized gains (losses) on investments and other, net, are shown net of tax expense of $1 million at both December 31, 2017 and December 31, 2016.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (2017 Act), which reduces the U.S. corporate tax rate to 21% effective 2018. The deferred tax amounts recorded through other comprehensive income prior to the enactment date using the 35% tax rate remain in other comprehensive income despite the fact that the related deferred tax assets and liabilities were remeasured to reflect the new tax rate of 21%. Deferred tax amounts recorded to other comprehensive income after the enactment date are at the 21% tax rate. Deferred tax amounts in other comprehensive income will be eliminated at the rate in which they were recorded to other comprehensive income as the related pretax items are reclassified to earnings. For pension and PRB plans, net, this would occur when the Company’s pension and PRB obligations are fully satisfied.

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and PRB plans and were $1,187 million, $1,002 million and $1,129 million before tax in 2017, 2016 and 2015, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income) (see “Note 15: Pension and Other Employee Benefits” for additional details).

We expect $7 million of after tax net unrealized gains on our cash flow hedges at December 31, 2017 to be reclassified into earnings at then-current values over the next 12 months as the underlying hedged transactions occur.

Translation of Foreign Currencies—Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of AOCL in equity. Prior to the enactment of the 2017 Act, deferred taxes were not recognized for translation-related temporary differences of foreign subsidiaries as their undistributed earnings were considered to be indefinitely reinvested. After the enactment of the 2017 Act and the one-time transition tax, no additional income taxes have been provided for any additional outside basis difference inherent in these entities as we continue to be indefinitely reinvested. As a result, there continues to be no deferred taxes recognized for translation-related temporary differences of foreign subsidiaries. Income and expenses in foreign currencies are translated at the average exchange rate during the period.

Foreign exchange transaction gains and losses in 2017, 2016 and 2015 were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Treasury Stock—Repurchased shares are retired immediately upon repurchase. We account for treasury stock under the cost method. Upon retirement the excess over par value is charged against additional paid-in capital until reduced to zero, with the remainder recorded as a reduction to retained earnings.

Pension and Other Postretirement Benefits (PRB) Costs—We have pension plans covering the majority of our employees hired before January 1, 2007, including certain employees in foreign countries. We calculate our pension costs as required under U.S. GAAP, and the calculations and assumptions utilized require judgment. U.S. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes. For purposes of determining pension expense under U.S. GAAP, a calculated “market-related value” of our plan assets is used to develop the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a three year period. Under U.S. GAAP, a “corridor” approach may be elected and applied in the recognition of asset and liability gains or losses which limits expense recognition to the net outstanding gains and losses in excess of the greater of 10% of the projected benefit obligation (PBO) or the calculated “market-related value” of assets. We do not use a “corridor” approach in the calculation of Financial Accounting Standards (FAS) pension expense.

We recognize the funded status of a postretirement benefit plan (defined benefit pension and other benefits) as an asset or liability in our consolidated balance sheets. Funded status represents the difference between the PBO of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as demographic or asset gains or losses and the impact of historical plan changes are included in AOCL. Changes in these amounts in future years will be reflected through AOCL and amortized in future pension expense over the estimated average remaining employee service period.

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

We designate most foreign currency forward contracts as cash flow hedges of forecasted purchases and sales denominated in foreign currencies. For foreign currency forward contracts designated and qualified for cash flow hedge accounting, we record the effective portion of the gain or loss on the derivative in AOCL, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items. To a lesser extent, we have gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, which are recognized currently in net sales or cost of sales.

The aggregate notional amount of the outstanding foreign currency forward contracts was $1,354 million and $1,277 million at December 31, 2017 and December 31, 2016, respectively. The net notional exposure of these contracts was approximately $525 million and $342 million at December 31, 2017 and December 31, 2016, respectively. The foreign currency forward contracts at December 31, 2017 have maturities at various dates through 2028 as follows: $818 million in 2018; $220 million in 2019; $106 million in 2020; and $210 million thereafter.

We recognize all derivative financial instruments as either assets or liabilities at fair value in our consolidated balance sheets. The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency contracts were $28 million and $17 million, respectively at December 31, 2017 and $53 million and $48 million, respectively at December 31, 2016. The fair values of these derivatives are Level 2 in the fair value hierarchy for 2017 and 2016 because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts. We measure and record the impact of counterparty credit risk into our valuation and the impact was less than $1 million for the years ended December 31, 2017 and 2016.

We may also enter into pay-variable, receive-fixed interest rate swaps to manage interest rate risk associated with our fixed-rate financing obligations. We account for our interest rate swaps as fair value hedges of a portion of our fixed-rate financing obligations, and accordingly record gains and losses from changes in the fair value of these swaps in interest expense, along

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

with the offsetting gains and losses on the fair value adjustment of the hedged portion of our fixed-rate financing obligations. We also record in interest expense the net amount paid or received under the swap for the period and the amortization of gain or loss from the early termination of interest rate swaps. There were no interest rate swaps outstanding at December 31, 2017 and December 31, 2016.

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

Assets and liabilities measured at fair value on a recurring basis consisted of marketable securities held in trust, short-term investments and foreign currency forward contracts as of December 31, 2017 and 2016. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in “Note 15: Pension and Other Employee Benefits” (for marketable securities held in trust) and “Note 1: Summary of Significant Accounting Policies” (for short-term investments and foreign currency forward contracts). Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2017 and 2016. We did not have any material amounts of Level 3 assets or liabilities at December 31, 2017 and 2016.

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

We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic EPS calculation as they are considered participating securities. As a result, we have included all of our outstanding unvested awards of restricted stock, as well as restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards that meet the retirement eligible criteria in our calculation of basic EPS. We disclose EPS for common stock and unvested stock-based payment awards, and separately disclose distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested awards of restricted stock and stock-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested stock-based payment awards earn dividends equally.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As described in “Note 12: Forcepoint Joint Venture,” we record redeemable noncontrolling interest related to Vista Equity Partners’ interest in Forcepoint. We reflect the redemption value adjustments for redeemable noncontrolling interest in both the basic and diluted EPS calculation for the portion of redemption value that is in excess of the fair value of noncontrolling interest.

Employee Stock Plans—Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. The expense is amortized over the service period using the graded vesting method for our restricted stock and RSUs and the straight-line amortization method for our LTPP. The expense related to our Forcepoint long-term incentive plans is recognized over the requisite service period when achievement of the performance conditions is considered probable. We account for forfeitures when they occur, consistent with our government recovery accounting practice. Prior to the adoption of Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718), the related gross excess tax benefit received upon exercise of stock options or vesting of a stock-based award, if any, was reflected in the consolidated statements of cash flows as a financing activity. Upon adoption of the new standard in 2016, the gross excess tax benefit received upon exercise of stock options or vesting of a stock-based award, if any, is now reflected in the consolidated statements of cash flows as an operating activity.

Risks and Uncertainties—We provide a wide range of technologically advanced products, services and solutions for principally governmental customers in the U.S. and abroad, and are subject to certain business risks specific to that industry. Total sales to the U.S. government, excluding foreign military sales, were 67% of total net sales in 2017 and 2016, and 68% of total net sales in 2015. Total sales to customers outside the U.S., including foreign military sales through the U.S. government, were 32% of total net sales in 2017 and 2016, and 31% of total net sales in 2015. Sales to the U.S. government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. Sales to international customers may be affected by changes in the priorities and budgets of international customers, which may be driven by changes in threat environments, geopolitical uncertainties, potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties and U.S. foreign policy.

Remaining Performance Obligations—Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). As of December 31, 2017, the aggregate amount of the transaction price allocated to remaining performance obligations was $38,210 million. The Company expects to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

Accounting Standards—In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective January 1, 2017, we elected to early adopt the requirements of Topic 606 using the full retrospective method, where the standard was applied to each prior reporting period presented and the cumulative effect of applying the standard was recognized at January 1, 2015. The impact to our fiscal quarters and year-ended 2016 and year-ended 2015 income from continuing operations after taxes, net income and basic and diluted EPS was as follows:

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amended the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, the ASU required that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The ASU also required that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. In addition, the ASU allowed companies to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The new standard was effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We elected to early adopt the requirements of the amended standard in the first quarter of 2016. In accordance with U.S. GAAP, we adopted the amendment requiring recognition of excess tax benefits and tax deficiencies in the income statement prospectively beginning in the first quarter of 2016, which could result in fluctuations in our effective tax rate period over period depending on how many awards vest in a quarter as well as the volatility of our stock price. In 2017 and 2016, the impact to our income statement was $36 million and $47 million, respectively, included in federal and foreign income taxes. In addition, we elected to adopt the amendment related to the presentation of excess tax benefits within operating activities on the statement of cash flows prospectively beginning in the first quarter of 2016. We had previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore there is no change related to this requirement. Furthermore, we elected to change our accounting policy to account for forfeitures when they occur for consistency with our government recovery accounting practices on a modified retrospective basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets at December 31, 2017 and 2016, that sum to the total of such amounts in the consolidated statements of cash flows:

(In millions)	2017	2016
Cash and cash equivalents	$3,103	$3,303
Restricted cash	12	—
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$3,115	$3,303

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. We intend to adopt the standard on the effective date of January 1, 2019. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures and designing and implementing related processes and controls. We expect the standard to have an impact of approximately $1 billion on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), which changes certain presentation and disclosure requirements for employers that sponsor defined benefit pension and PRB plans. This requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. In addition, only the service cost component will be eligible for capitalization when applicable, on a prospective basis. The provisions of ASU 2017-07 are effective for years beginning after December 15, 2017. We will adopt the requirements of the new standard in the first quarter of 2018 on a retrospective basis for the presentation of the service cost component in operating expenses, and the other components of the net benefit cost in other pension expense within non-operating (income) expense, net. We expect the standard to increase 2017 and 2016 operating income due to the removal of the non-service component of FAS pension expense by $913 million and $601 million, respectively, and to decrease non-operating income by the same amount with zero impact to net income in both periods. We do not expect any of the remaining provisions of the standard to have a material impact on our financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after December 31, 2017, are not expected to have a material impact on our financial position, results of operations or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2: Earnings Per Share (EPS)
EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	2017	2016	2015
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$3.18	$2.92	$2.67
Undistributed earnings	3.77	4.63	4.21
Total	$6.95	$7.55	$6.88
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$3.18	$2.92	$2.67
Undistributed earnings	3.76	4.63	4.20
Total	$6.94	$7.55	$6.87

Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards were earnings of $0.01, less than $0.01 and $0.04 for 2017, 2016 and 2015, respectively.

Income attributable to participating securities was as follows:

(In millions)	2017	2016	2015
Income from continuing operations attributable to participating securities	$24	$30	$32
Income from discontinued operations, net of tax attributable to participating securities(1)	—	—	—
Net income attributable to participating securities	$24	$30	$32

(1)	Income from discontinued operations, net of tax attributable to participating securities, was income of less than $1 million for 2017, 2016 and 2015.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In millions)	2017	2016	2015
Shares for basic EPS(1)	291.1	296.5	304.8
Effect of dilutive securities	0.3	0.3	0.4
Shares for diluted EPS	291.4	296.8	305.2

(1)	Includes participating securities of 3.5 million, 4.0 million and 4.7 million for 2017, 2016 and 2015, respectively.

Our Board of Directors is authorized to issue up to 200 million shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by them. There were no shares of preferred stock outstanding at December 31, 2017 and December 31, 2016.

Note 3: eBorders Settlement
In March 2015, Raytheon Systems Limited (RSL) reached a settlement with the U.K. Home Office concluding the parties’ dispute regarding the U.K. Home Office’s July 2010 termination of RSL’s eBorders contract within our Intelligence, Information and Services (IIS) segment. The settlement included a cash payment from the U.K. Home Office to RSL of £150 million (approximately $226 million based on foreign exchange rates as of the settlement date) for the resolution of all claims and counterclaims of both parties related to the matter. After certain expenses and derecognition of the outstanding receivables, IIS recorded $181 million in operating income through a reduction in cost of sales in 2015.

Note 4: Acquisitions and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

In August 2017, our Forcepoint business acquired RedOwl Analytics Inc. (RedOwl), a security analytics business, for $54 million in cash, net of cash received, and exclusive of retention payments. RedOwl’s user and entity behavior analytics (UEBA)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

platform helps companies analyze large amounts of data to assess risk. RedOwl has been integrated into our Forcepoint business to expand and enhance Forcepoint’s strategy to deliver cybersecurity systems that help customers understand people’s behaviors and intent as they interact with data and intellectual property wherever it may reside. In connection with this acquisition, we have recorded $42 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, none of which is expected to be deductible for tax purposes, and $7 million of intangible assets, primarily related to technology and customer relationships, with a weighted-average life of five years.

In February 2017, our Forcepoint business acquired the Skyfence cloud access security broker (CASB) business for $39 million in cash, net of cash received, and exclusive of retention payments. Vista Equity Partners contributed 19.7% of the purchase price, which is reflected in contribution from noncontrolling interest in Forcepoint in our consolidated statements of cash flows. Skyfence solutions help companies to determine which cloud applications are in use by employees, analyze content in real-time to prevent malicious or unauthorized leakage and quickly identify and block cyber attacks. Skyfence was integrated into our Forcepoint business to expand and enhance Forcepoint’s strategy to deliver cybersecurity systems that help customers understand people’s behaviors and intent as they interact with data and intellectual property wherever it may reside. In connection with this acquisition, we recorded $35 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, all of which is expected to be deductible for tax purposes, and $5 million of intangible assets, primarily related to technology, with a weighted-average life of six years.

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

In October 2015, we acquired Foreground Security, subsequently renamed Raytheon Foreground Security (RFS), for $62 million in cash, net of cash received, and exclusive of retention payments. RFS has been integrated into our IIS business, within the Cybersecurity and Special Missions (CSM) product area. RFS provides security operations centers (SOCs), managed security service solutions and cybersecurity professional services. RFS accelerates Raytheon’s expansion into managed security services across federal, international and commercial markets. In connection with this transaction we have recorded $58 million of goodwill related to expected synergies from combining operations and the value of the existing workforce, a portion of which is deductible for tax purposes, and $7 million of intangible assets, primarily related to customer relationships and technology with a weighted-average life of seven years.

In May 2015, we acquired Websense, Inc. (Websense) from Vista Equity Partners for approximately $1.9 billion, net of cash received, and exclusive of retention payments. Following the acquisition, we completed a series of transactions to create our Forcepoint joint venture (with Vista Equity Partners). Forcepoint is a leader in advanced threat protection and data theft prevention across web, email, cloud and endpoint infrastructure. For more information on the Forcepoint joint venture, see “Note 12: Forcepoint Joint Venture.” In connection with this acquisition, we incurred transaction and integration-related costs of $33 million in 2015 of which $26 million were recorded at Corporate. We recorded $1.6 billion of goodwill, all of which was allocated to the Forcepoint segment, primarily related to expected synergies from combining operations and the value of the existing workforce, and none of which is expected to be deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

We funded each of the above acquisitions using cash on hand. The operating results of these businesses have been included in our consolidated results as of the respective closing dates of the acquisitions. The purchase price of these businesses has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. The total amount of goodwill that is expected to be deductible for tax purposes related to these acquisitions was $87 million at December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems(1)	Intelligence, Information and Services(1)	Missile Systems	Space and Airborne Systems	Forcepoint(3)	Total
Balance at December 31, 2015	$1,704	$2,958	$4,154	$4,106	$1,809	$14,731
Acquisitions(2)	—	8	—	—	51	59
Effect of foreign exchange rates and other	(2)	—	—	—	—	(2)
Balance at December 31, 2016	1,702	2,966	4,154	4,106	1,860	14,788
Acquisitions	—	—	—	—	77	77
Effect of foreign exchange rates and other	4	1	—	—	1	6
Balance at December 31, 2017	$1,706	$2,967	$4,154	$4,106	$1,938	$14,871

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

(3)
At December 31, 2017, Forcepoint’s fair value is estimated to exceed its net book value by approximately $1.3 billion. As discussed in “Note 12: Forcepoint Joint Venture,” we are required to determine Forcepoint’s fair value on a quarterly basis due to the accounting related to the redeemable noncontrolling interest.

For information on our intangible assets, see “Note 9: Other Assets, Net.”

Note 5: Thales-Raytheon Systems Co. Ltd. (TRS) Joint Venture
In 2001, we formed the TRS joint venture with Thales S.A through our IDS segment. The TRS joint venture involved three operating companies, one of which, Raytheon Command and Control Solutions LLC (RCCS LLC), we controlled and consolidated, and the other two, Thales-Raytheon Systems Company S.A.S. (TRS SAS) and Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2), we accounted for using the equity method through our investment in TRS.

In the second quarter of 2016, Thales S.A. and Raytheon amended and restated the TRS joint venture agreement to reduce the arrangement to TRS AMDC2 only and limit its scope to NATO-only business opportunities involving air command and control systems, theatre missile defense and ballistic missile defense. As a result, we acquired Thales S.A.’s noncontrolling interest in RCCS LLC and sold our equity method investment in TRS SAS for a net cash payment to Thales S.A. of $90 million, which was classified as a financing activity in our consolidated statements of cash flows. We recorded our acquisition of RCCS LLC at fair value, which resulted in a reduction to equity of $167 million before tax, $197 million after tax, and the sale of TRS SAS at fair value, which resulted in a tax-free gain of $158 million that was recorded in operating income through a reduction in cost of sales at our IDS segment. TRS AMDC2 continues to be a joint venture between Thales S.A. and Raytheon that is accounted for using the equity method.

Note 6: Receivables, Net
Receivables, net, consisted of the following at December 31:

(In millions)	2017	2016
U.S. government contracts (including foreign military sales)	$881	$570
Other customers	451	601
Allowance for doubtful accounts	(8)	(8)
Total receivables, net	$1,324	$1,163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7: Contract Assets and Contract Liabilities
Net contract assets (liabilities) consisted of the following at December 31:

(In millions)	2017	2016	$ Change	% Change
Contract assets	$5,247	$5,041	$206	4%
Contract liabilities—current	(2,927)	(2,646)	(281)	11%
Contract liabilities—noncurrent	(127)	(128)	1	(1)%
Net contract assets (liabilities)	$2,193	$2,267	$(74)	(3)%

Total net contract assets (liabilities) was relatively consistent from December 31, 2016 to December 31, 2017. Included in the change of total net contract assets (liabilities) was a $206 million increase in our contract assets, primarily due to contractual billings terms on U.S. government and foreign military sales contracts, and a $280 million increase in our contract liabilities, primarily due to new advances on an international award in the fourth quarter of 2017.

Impairment losses recognized on our receivables and contract assets were de minimis in 2017, 2016 and 2015.

Contract assets consisted of the following at December 31:

(In millions)	2017	2016
U.S. government contracts (including foreign military sales):
Unbilled	$10,748	$9,356
Progress payments	(6,637)	(5,651)
	4,111	3,705
Other customers:
Unbilled	1,368	1,742
Progress payments	(232)	(406)
	1,136	1,336
Total contract assets	$5,247	$5,041

The U.S. government has title to the assets related to unbilled amounts on contracts that provide progress payments. Included in contract assets at December 31, 2017 was $76 million which is expected to be collected outside of one year.

Contract assets include retentions arising from contractual provisions. At December 31, 2017, retentions were $96 million. We anticipate collecting $27 million of these retentions in 2018 and the balance thereafter.

In 2017, 2016 and 2015, we recognized revenue of $1,434 million, $1,403 million and $1,400 million related to our contract liabilities at January 1, 2017, January 1, 2016 and January 1, 2015, respectively.

Note 8: Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following at December 31:

(In millions)	2017	2016
Land	$85	$88
Buildings and improvements	2,567	2,508
Machinery and equipment	4,621	4,198
Property, plant and equipment, gross	7,273	6,794
Accumulated depreciation and amortization	(4,834)	(4,628)
Total	$2,439	$2,166

Depreciation and amortization expense of property, plant and equipment, net, was $350 million, $316 million and $307 million in 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9: Other Assets, Net
Other assets, net, consisted of the following at December 31:

(In millions)	2017	2016
Marketable securities held in trust(1)	$633	$550
Computer software, net of accumulated amortization of $1,150 and $1,113 at December 31, 2017 and 2016, respectively	288	291
Other intangible assets, net of accumulated amortization of $652 and $520 at December 31, 2017 and 2016, respectively	481	598
Other noncurrent assets, net	285	242
Deferred tax asset(2)	537	718
Total	$2,224	$2,399

(1)	For further details, refer to “Note 15: Pension and Other Employee Benefits.”

(2)	For further details, refer to “Note 16: Income Taxes.”

Computer software amortization expense was $71 million, $68 million and $70 million in 2017, 2016 and 2015, respectively.

Other intangible assets, net, consisted primarily of completed technology, intellectual property and acquired customer relationships, and increased $12 million as a result of acquired businesses in 2017. These intangible assets are being amortized over their estimated useful lives which range from 1 to 15 years using either a straight-line or accelerated amortization method based on the pattern of economic benefits we expect to realize from such assets. Amortization expense for other intangible assets was $129 million, $131 million and $113 million in 2017, 2016 and 2015, respectively.

Computer software and other intangible asset amortization expense is expected to be approximately $184 million in 2018, $158 million in 2019, $120 million in 2020, $85 million in 2021 and $57 million in 2022.

Note 10: Commercial Paper and Long-term Debt
Commercial Paper—In 2017, we received net proceeds of $300 million from the issuance of short-term commercial paper. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance. At December 31, 2017, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 1.583% and 20 days, respectively. At December 31, 2016, there were no commercial paper borrowings outstanding.

Long-term Debt—Long-term debt consisted of the following at December 31:

(In millions, except percentages)	2017	2016
$251 notes due 2018, 6.75%	$—	$251
$340 notes due 2018, 6.40%	—	339
$500 notes due 2020, 4.40%	499	498
$1,000 notes due 2020, 3.125%	996	995
$1,100 notes due 2022, 2.50%	1,095	1,094
$300 notes due 2024, 3.15%	297	297
$382 notes due 2027, 7.20%	372	372
$185 notes due 2028, 7.00%	185	184
$600 notes due 2040, 4.875%	592	591
$425 notes due 2041, 4.70%	419	419
$300 notes due 2044, 4.20%	295	295
Total debt issued and outstanding	$4,750	$5,335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The notes are redeemable by us at any time at redemption prices based on U.S. Treasury rates. In the second quarter of 2017, we exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasury rates, $591 million of our long-term debt due March and December 2018 at a loss of $39 million pretax, $25 million after tax, which is included in other (income) expense, net in 2017.

The carrying value of long-term debt was recorded at amortized cost. The fair value of long-term debt was determined using quoted prices in inactive markets, which falls within Level 2 of the fair value hierarchy. The estimated fair value of long-term debt was the following at December 31:

(In millions)	2017	2016
Fair value of long-term debt	$5,293	$5,848

The adjustments to the principal amounts of long-term debt were as follows at December 31:

(In millions)	2017	2016
Principal	$4,792	$5,383
Unamortized issue discounts	(34)	(39)
Unamortized interest rate lock costs	(8)	(9)
Total	$4,750	$5,335

The aggregate amounts of principal payments due on long-term debt for the next five years are:

(In millions)
2018	$—
2019	—
2020	1,500
2021	—
2022	1,100
Thereafter	2,192

In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at December 31, 2017, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from 20 separate highly rated lenders, each committing no more than 10% of the facility. As of December 31, 2017 and December 31, 2016 there were no borrowings or letters of credit outstanding under this credit facility. We had $300 million of commercial paper outstanding at December 31, 2017, reducing the amount available under our credit facility to $950 million.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants as of December 31, 2017 and December 31, 2016. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 33.6% at December 31, 2017. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

Total cash paid for interest on commercial paper and long-term debt was $214 million, $231 million and $232 million in 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11: Commitments and Contingencies
Leases—At December 31, 2017, we had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)
2018	$229
2019	188
2020	150
2021	119
2022	93
Thereafter	262

Rent expense was $229 million, $239 million and $236 million in 2017, 2016 and 2015, respectively. In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. government. We regularly assess the probability of recovery of these costs, which requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs, and accordingly have recorded the estimated future recovery of these costs from the U.S. government within prepaid expenses and other current assets, in our consolidated balance sheets. Our estimates regarding remediation costs to be incurred were as follows at December 31:

(In millions, except percentages)	2017	2016
Total remediation costs—undiscounted	$206	$219
Weighted-average discount rate	5.2%	5.2%
Total remediation costs—discounted	$142	$147
Recoverable portion	92	92

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

Environmental remediation costs expected to be incurred are:

(In millions)
2018	$39
2019	22
2020	13
2021	12
2022	12
Thereafter	108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financing Arrangements and Other—We issue guarantees, and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. These instruments expire on various dates through 2026. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following at December 31:

(In millions)	2017	2016
Guarantees	$216	$190
Letters of credit	2,416	2,345
Surety bonds	166	127

Included in guarantees and letters of credit described above were $216 million and $47 million, respectively, at December 31, 2017, and $180 million and $44 million, respectively, at December 31, 2016, related to our joint venture in TRS AMDC2. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At December 31, 2017, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2017. At December 31, 2017 and December 31, 2016, we had an estimated liability of $2 million and $3 million, respectively, related to these guarantees and letters of credit.

As discussed in “Note 12: Forcepoint Joint Venture,” under the joint venture agreement between Raytheon Company and Vista Equity Partners, Raytheon may be required to purchase Vista Equity Partners’ interest in Forcepoint.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2017, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $8.7 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

As a U.S. government contractor, we are subject to many levels of audit and investigation by the U.S. government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency (DCAA); the Defense Contract Management Agency (DCMA); the Inspectors General of the U.S. Department of Defense (DoD) and other departments and agencies; the Government Accountability Office (GAO); the Department of Justice (DOJ); and Congressional Committees. Other areas of our business operations may also be subject to audit and investigation by these and/or other agencies. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have, from time to time, resulted in disputes between us and the U.S. government, with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DOJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S., and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. government regulations (e.g., the Foreign Corrupt Practices Act (FCPA) and International Traffic in Arms Regulations (ITAR)) may also be investigated or audited. Other than as specifically disclosed herein, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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

Note 12: Forcepoint Joint Venture
In May 2015, we created Forcepoint, a new cybersecurity joint venture company (with Vista Equity Partners), through a series of transactions by which we acquired Websense from Vista Equity Partners and combined it with Raytheon Cyber Products (RCP), formerly part of our IIS segment. We then sold 19.7% of the equity interest in the combined company to Vista Equity Partners for $343 million.

The joint venture agreement between Raytheon and Vista Equity Partners provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option, which became exercisable on May 29, 2017. The put option allows Vista Equity Partners to require Raytheon to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, at any time on or after three years following the closing date, Raytheon has the option to purchase all (but not less than all) of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of the put option; however, the ultimate timing will depend on the actions of the parties and other factors. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest in our consolidated balance sheets could differ from the parties’ determination of fair value for the put option under the joint venture agreement.

Vista Equity Partners’ interest in Forcepoint is presented as redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date, which was $512 million at December 31, 2017, or the carrying value, which was $309 million at December 31, 2017. Vista Equity Partners’ adjusted equity interest in the Forcepoint joint venture is 19.5% as of December 31, 2017.

A rollforward of redeemable noncontrolling interest was as follows:

(In millions)	2017	2016
Beginning balance	$449	$355
Net income (loss)	(23)	(16)
Other comprehensive income (loss), net of tax(1)	—	(1)
Contribution from noncontrolling interest	8	11
Adjustment of noncontrolling interest to redemption value	78	100
Ending balance	$512	$449

(1)	Other comprehensive income (loss), net of tax, was income of less than $1 million in 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

(In millions)	2017	2016	2015
Beginning balance	292.8	299.0	307.3
Stock plans activity	1.1	1.5	1.6
Share repurchases	(5.5)	(7.7)	(9.9)
Ending balance	288.4	292.8	299.0

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. In November 2017, our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At December 31, 2017, we had approximately $2.8 billion available under the 2017 and 2015 repurchase programs. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, RSUs and LTPP awards issued to employees.

Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero in both 2017 and 2016, with the remainder of the excess purchase price over par value of $724 million and $435 million recorded as a reduction to retained earnings in 2017 and 2016, respectively.

Our share repurchases were as follows:

	2017		2016		2015
(In millions)	$	Shares	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$800	4.9	$900	6.9	$1,000	9.0
Shares repurchased to satisfy tax withholding obligations	85	0.6	96	0.8	99	0.9
Total share repurchases	$885	5.5	$996	7.7	$1,099	9.9

In March 2017, our Board of Directors authorized an 8.9% increase to our annual dividend payout rate from $2.93 to $3.19 per share. Our Board of Directors declared dividends of $3.19, $2.93 and $2.68 per share in 2017, 2016 and 2015, respectively. Dividends are subject to quarterly approval by our Board of Directors.

As further discussed in “Note 5: Thales-Raytheon Systems Co. Ltd. (TRS) Joint Venture,” in the second quarter of 2016, we recorded our acquisition of Thales S.A.’s noncontrolling interest in RCCS LLC at fair value, which resulted in a reduction to retained earnings of $167 million before tax, $197 million after tax. The $30 million of deferred tax is due to the change in outside basis difference in RCCS LLC.

Note 14: Stock-based Compensation Plans
The Raytheon 2010 Stock Plan provides for stock-based awards to be issued as stock options, stock appreciation rights, restricted stock, RSUs or stock grants, including awards based on performance criteria. The plan authorizes the issuance of 7.5 million shares in addition to shares available under certain prior plans of the Company to fulfill the stock-based awards. The total maximum number of shares originally authorized for issuance under the 2010 Stock Plan and those certain prior plans is 41.8 million. The 2010 Stock Plan provides that awards to our employees, officers and consultants are generally made by the Management Development and Compensation Committee of our Board of Directors (MDCC) and are compensatory in nature, while awards to our non-employee directors are made by the Board’s Governance and Nominating Committee. Shares issued to fulfill the stock-based awards will be funded through the issuance of shares under the 2010 Stock Plan. At December 31, 2017, there were 6.2 million shares available for new awards and 3.6 million shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-based compensation expense and the associated tax benefit recognized were as follows:

(In millions)	2017	2016	2015
Stock-based compensation expense
Restricted stock expense	$94	$96	$92
RSU expense	28	26	26
LTPP expense	38	29	22
Total stock-based compensation expense	$160	$151	$140
Stock-based tax benefit recognized	30	46	44

At December 31, 2017, there was $183 million of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock and Restricted Stock Units
Shares of restricted stock vest over a specified period of time as determined by the MDCC, generally four years for employee awards and one year for nonemployee directors. Recipients of restricted stock are entitled to full dividend and voting rights beginning on the date of grant. Non-vested shares of restricted stock are subject to forfeiture under certain circumstances and restricted as to disposition until vested. At the date of grant, each share of restricted stock is credited to common stock at par value. The fair value of restricted stock is calculated under the intrinsic value method at the date of grant and is charged to income as compensation expense generally over the vesting period with a corresponding credit to additional paid-in capital.

RSUs also vest over a specified period of time as determined by the MDCC, are compensatory in nature and are primarily awarded to retirement eligible employees. Retirement eligible recipients of RSUs are entitled to full dividend rights beginning on the date of grant. In addition, RSUs granted to retirement eligible employees continue to vest, but do not accelerate, on the scheduled vesting dates into retirement subject to the recipient’s compliance with certain post-employment covenants. Since recipients of RSUs with continued vesting provisions have satisfied the service requirement of the award at the date of grant, the Company recognizes all of the stock-based compensation expense associated with the RSUs awarded to retirement eligible employees in the period the award is granted. The expense is based on the fair value of the RSUs, calculated under the intrinsic value method at the date of grant.

Restricted stock and RSU activity was as follows:

	Shares/units (in thousands)	Weighted-average grant date fair value
Outstanding at December 31, 2014	4,518	$69.76
Granted	1,242	110.28
Vested	(1,597)	57.65
Forfeited	(423)	77.02
Outstanding at December 31, 2015	3,740	87.57
Granted	1,128	124.08
Vested	(1,407)	71.09
Forfeited	(167)	98.61
Outstanding at December 31, 2016	3,294	106.56
Granted	1,025	152.93
Vested	(1,194)	91.77
Forfeited	(229)	120.33
Outstanding at December 31, 2017	2,896	$127.98

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total fair value of restricted stock and RSUs vested and the related tax benefit realized were as follows:

(In millions)	2017	2016	2015
Fair value of restricted stock and RSUs vested	$193	$183	$167
Tax benefit realized related to vested restricted stock/RSUs(1)	63	64	58

(1)	Amounts in 2017 and 2016 include excess tax benefits realized of $29 million and $32 million, respectively.

Long-term Performance Plan (LTPP)
In 2004, we established the LTPP, which provides for restricted stock unit awards granted from our stock plans to our senior leadership. Recipients of LTPP awards have no voting rights and receive dividend equivalent units. The vesting of LTPP awards and related dividend equivalent units is based upon the achievement of specific pre-established levels of performance at the end of a three-year performance cycle. In the event of a retirement, vesting for LTPP awards will not accelerate and instead will vest in accordance with the original vesting conditions on a pro-rated basis.

The performance goals for the three outstanding performance cycles at December 31, 2017 are independent of each other and based on three metrics, as defined in the LTPP award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. Depending on the achievement of these metrics, a recipient of the LTPP award is entitled to receive a number of ordinary shares equal to a percentage, ranging from zero to 200% of the LTPP award granted.

Compensation expense for the LTPP awards is recognized on a straight-line basis from the grant date through the end of the performance period based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the LTPP award and the Monte Carlo simulation method for the TSR portion of the LTPP award. Compensation expense for the CFCF and ROIC portions of the awards will be adjusted based upon the expected achievement of those performance goals.

The assumptions used in the Monte Carlo model for the TSR portion of the LTPP awards granted during each year were as follows:

	2017	2016	2015
Expected stock price volatility	18.74%	18.60%	16.90%
Peer group stock price volatility	20.01%	20.06%	19.37%
Correlations of returns	56.55%	58.05%	59.51%
Risk free interest rate	1.53%	1.08%	0.89%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LTPP award activity was as follows(1):

	Units (in thousands)	Weighted-average grant date fair value
Outstanding at December 31, 2014	1,408	$60.53
Granted	189	112.14
Increase due to expected performance	148	73.70
Vested	(797)	50.83
Forfeited	(33)	85.16
Outstanding at December 31, 2015	915	80.83
Granted	167	123.31
Increase due to expected performance	205	89.62
Vested	(590)	61.38
Forfeited	(32)	105.52
Outstanding at December 31, 2016	665	110.32
Granted	142	152.29
Increase due to expected performance	193	125.14
Vested	(273)	97.59
Forfeited	(4)	137.57
Outstanding at December 31, 2017	723	$127.16

(1)
This table excludes dividend equivalent units outstanding of 28 thousand at December 31, 2017, 28 thousand at December 31, 2016, and 50 thousand at December 31, 2015, based on expected performance on each reporting date.

The total fair value of LTPP awards vested and the related tax benefit realized were as follows:

(In millions)	2017	2016	2015
Fair value of LTPP awards vested	$44	$77	$93
Tax benefit realized related to vested LTPP awards(1)	15	27	33

(1)	Amounts in 2017 and 2016 include excess tax benefits realized of $7 million and $15 million, respectively.

Forcepoint Plans
In 2015, Forcepoint established long-term incentive plans that provide for awards of unit appreciation rights and profits interests in the joint venture to Forcepoint management and key employees. Awards are approved by the Board of Forcepoint. These awards vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the joint venture. In 2017, Forcepoint issued 6 thousand unit appreciation rights, 5 thousand were forfeited, and had 16 thousand outstanding at December 31, 2017. Also in 2017, Forcepoint issued 38 thousand profits interests, 24 thousand were forfeited, 1 thousand were vested, and had 102 thousand outstanding at December 31, 2017. At December 31, 2017, there were 174 thousand and 54 thousand combined units and/or profits interests authorized and available for issuance, respectively, under these plans. The fair value of the awards is determined using the Black-Scholes valuation model and compensation expense is recognized over the requisite service period when achievement of the liquidity event is considered probable. In certain limited circumstances other vesting conditions may apply and the expense attributable to these vesting conditions was $13 million, $10 million and $0 million for 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted-average assumptions used in the Black-Scholes model and the weighted-average grant date fair value for the Forcepoint awards granted in 2017 were as follows:

Unit Price	$1,101.31
Expected life (in years)	2.29
Expected unit price volatility	49.51%
Risk free interest rate	1.46%
Dividend yield	—%
Grant date fair value	$339.72

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

The fair value of plan assets for our domestic and foreign Pension Benefits plans was as follows:

(In millions)	2017	2016
Domestic Pension Benefits plan	$20,075	$17,808
Foreign Pension Benefits plan	927	797

We maintain a defined contribution plan that includes a 401(k) plan. Covered employees hired or rehired on or after January 1, 2007 are eligible for a Company contribution based on age and service, instead of participating in our pension plans. These and other covered employees are eligible to contribute up to a specific percentage of their pay to the 401(k) plan, subject to IRS compensation and contribution limits. We match the employee contributions. The match is generally 3% or 4% of the employee’s pay and is invested in the same way as the employee contributions. Total expense for our contributions was $303 million, $286 million and $276 million in 2017, 2016 and 2015, respectively.

At December 31, 2017 and December 31, 2016, there was $18.4 billion and $15.9 billion invested in our defined contribution plan, respectively. At December 31, 2017 and December 31, 2016, $2.1 billion and $1.6 billion of these amounts were invested in our stock fund, respectively.

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

(In millions)	2017	2016
Marketable securities held in trust	$633	$550

Included in marketable securities held in trust in the table above was $410 million and $354 million at December 31, 2017 and December 31, 2016, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $422 million and $360 million at December 31, 2017 and December 31, 2016, respectively.

We also maintain additional contractual pension benefits agreements for certain executive officers. The liability associated with such agreements was $38 million at both December 31, 2017 and December 31, 2016.

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

Due to the low interest rate environment, Congress provided for temporary pension funding relief through a provision in the Surface Transportation Extension Act of 2012 (STE Act). The provision was extended through 2020 by the Highway and Transportation Funding Act of 2014 (HATFA) and the Bipartisan Budget Act (BBA) of 2015. The provision adjusts the 24-month average high quality corporate bond rates used to determine the PPA funded status so that they are within a floor and cap, or “corridor,” based on the 25-year average of corporate bond rates. Beginning in 2020, the provision is gradually phased out.

We made the following contributions to our pension and PRB plans during the years ended December 31:

(In millions)	2017	2016	2015
Required pension contributions	$615	$145	$339
Discretionary pension contributions	1,000	500	200
PRB contributions	27	25	22
Total	$1,642	$670	$561

We periodically evaluate whether to make additional discretionary contributions. We expect to make required contributions of approximately $936 million and $27 million to our pension and PRB plans, respectively, in 2018.

The table below reflects the total Pension Benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. PRB benefits expected to be paid reflect our portion only.

(In millions)	Pension Benefits	PRB
2018	$2,223	$63
2019	1,876	61
2020	1,890	59
2021	1,845	57
2022	1,805	55
Thereafter (next 5 years)	8,093	245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Defined Benefit Retirement Plan Summary Financial Information
The tables below outline the components of net periodic benefit expense (income) and related actuarial assumptions of our domestic and foreign Pension Benefits and PRB plans.

	Pension Benefits
Components of Net Periodic Pension Expense (Income) (in millions)	2017	2016	2015
Service cost	$473	$482	$537
Interest cost	1,088	1,089	1,047
Expected return on plan assets	(1,377)	(1,505)	(1,533)
Amounts reflected in net funded status	184	66	51
Amortization of prior service cost included in net periodic pension expense	5	5	7
Recognized net actuarial loss	1,177	999	1,127
Loss recognized due to settlements	1	3	1
Amounts reclassified during the year	1,183	1,007	1,135
Net periodic pension expense (income)	$1,367	$1,073	$1,186

Net periodic pension expense (income) also includes expense from foreign Pension Benefits plans of $2 million in 2017, and income of $4 million and $5 million in 2016 and 2015, respectively.

	PRB
Components of Net Periodic PRB Expense (Income) (in millions)	2017	2016	2015
Service cost	$6	$6	$7
Interest cost	30	31	30
Expected return on plan assets	(21)	(25)	(28)
Amounts reflected in net funded status	15	12	9
Amortization of prior service cost included in net periodic PRB expense	(1)	(1)	(1)
Recognized net actuarial loss	10	3	2
Loss recognized due to settlements	1	2	2
Amounts reclassified during the year	10	4	3
Net periodic PRB expense (income)	$25	$16	$12

	Pension Benefits		PRB
Funded Status – Amounts Recognized on our Balance Sheets (in millions) December 31:	2017	2016	2017	2016
Noncurrent assets	$112	$19	$—	$—
Current liabilities	(164)	(127)	(19)	(19)
Noncurrent liabilities	(7,515)	(7,074)	(368)	(358)
Net amount recognized on our balance sheets	$(7,567)	$(7,182)	$(387)	$(377)

	Pension Benefits		PRB
Reconciliation of Amounts Recognized on our Balance Sheets (in millions) December 31:	2017	2016	2017	2016
Accumulated other comprehensive loss:
Prior service (cost) credit	$(22)	$(13)	$—	$1
Net loss	(11,607)	(10,975)	(137)	(128)
Accumulated other comprehensive loss	(11,629)	(10,988)	(137)	(127)
Accumulated contributions in excess (below) net periodic benefit or cost	4,062	3,806	(250)	(250)
Net amount recognized on our balance sheets	$(7,567)	$(7,182)	$(387)	$(377)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Pension Benefits		PRB
Sources of Change in Accumulated Other Comprehensive Loss (in millions)	2017	2016	2017	2016
Prior service (cost) credit arising during period	$(15)	$(1)	$—	$—
Amortization of prior service cost (credit) included in net income	5	5	(1)	(1)
Net change in prior service (cost) credit not recognized in net income during the period	(10)	4	(1)	(1)
Actuarial gain (loss) arising during period	(1,796)	(1,212)	(20)	(26)
Amortization of net actuarial (gain) loss included in net income	1,177	999	10	3
Loss due to curtailments/settlements	2	3	1	2
Net change in actuarial gain (loss) not included in net income during the period	(617)	(210)	(9)	(21)
Effect of exchange rates	(14)	25	—	—
Total change in accumulated other comprehensive loss during period	$(641)	$(181)	$(10)	$(22)

The amounts in AOCL at December 31, 2017 expected to be recognized as components of net periodic benefit cost in 2018 are as follows:

(In millions)	Pension Benefits	PRB
Amortization of net gain (loss)	$(1,377)	$(9)
Amortization of prior service (cost) credit	(5)	—
Total	$(1,382)	$(9)

The projected benefit obligation (PBO) represents the present value of Pension Benefits earned through the end of the year, with an allowance for future salary increases. The accumulated benefit obligation (ABO) is similar to the PBO, but does not provide for future salary increases. The PBO, ABO and asset values for our domestic qualified pension plans were as follows:

(In millions)	2017	2016
PBO for domestic qualified pension plans	$26,150	$23,818
ABO for domestic qualified pension plans	24,122	22,089
Asset values for domestic qualified pension plans	20,075	17,808

The PBO and fair value of plans assets for Pension Benefits plans with PBOs in excess of plan assets were $27,084 million and $19,405 million, respectively, at December 31, 2017 and $24,382 million and $17,182 million, respectively, at December 31, 2016.

The ABO and fair value of plan assets for Pension Benefits plans with ABOs in excess of plan assets were $24,795 million and $19,405 million, respectively, at December 31, 2017 and $22,511 million and $17,182 million, respectively, at December 31, 2016. The ABO for all Pension Benefits plans was $26,276 million and $23,911 million at December 31, 2017 and December 31, 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below provide a reconciliation of benefit obligations, plan assets and related actuarial assumptions of our domestic and foreign Pension Benefits and PRB plans.

	Pension Benefits		PRB
Change in Projected Benefit Obligation (in millions)	2017	2016	2017	2016
PBO at beginning of year	$25,787	$25,445	$737	$745
Service cost	473	482	6	6
Interest cost	1,088	1,089	30	31
Plan participants’ contributions	8	9	35	46
Amendments	15	1	—	—
Plan curtailments/settlements	(5)	(7)	(9)	(10)
Actuarial loss (gain)	3,085	831	41	21
Foreign exchange loss (gain)	78	(140)	—	—
Benefits paid	(1,960)	(1,923)	(95)	(102)
PBO at end of year	$28,569	$25,787	$745	$737

The PBO for our domestic and foreign Pension Benefits plans was $27,661 million and $908 million, respectively, at December 31, 2017 and $24,946 million and $841 million, respectively, at December 31, 2016.

	Pension Benefits		PRB
Change in Plan Assets (in millions)	2017	2016	2017	2016
Fair value of plan assets at beginning of year	$18,605	$18,900	$360	$380
Actual return (loss) on plan assets	2,666	1,124	40	21
Company contributions	1,615	645	27	25
Plan participants’ contributions	8	9	35	46
Plan settlements	(4)	(7)	(9)	(10)
Foreign exchange gain (loss)	72	(143)	—	—
Benefits paid	(1,960)	(1,923)	(95)	(102)
Fair value of plan assets at end of year	$21,002	$18,605	$358	$360

Retirement Plan Assumptions

	Pension Benefits
Weighted-Average Net Periodic Benefit Cost Assumptions	2017	2016	2015
Discount rate	4.31%	4.45%	4.06%
Expected long-term rate of return on plan assets	7.39%	7.91%	7.91%
Rate of compensation increase
Range	2%–7%	2%–7%	2%–7%
Average	4.43%	4.42%	4.41%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	PRB
Weighted-Average Net Periodic Benefit Cost Assumptions	2017	2016	2015
Discount rate	4.28%	4.42%	4.05%
Expected long-term rate of return on plan assets	6.25%	6.99%	7.01%
Rate of compensation increase
Range	2%–7%	2%–7%	2%–7%
Average	4.50%	4.50%	4.50%
Health care trend rate*	4.00%	4.00%	4.00%
 * Currently at the ultimate trend rate.

	Pension Benefits		PRB
Weighted-Average Year-End Benefit Obligation Assumptions	2017	2016	2017	2016
Discount rate	3.68%	4.31%	3.72%	4.28%
Rate of compensation increase
Range	2%–7%	2%–7%	2%–7%	2%–7%
Average	4.40%	4.40%	4.50%	4.50%
Health care trend rate*			4.00%	4.00%
 * Currently at the ultimate trend rate.

The weighted-average year-end benefit obligation discount rate for our domestic Pension Benefits plans was 3.72% and 4.36% at December 31, 2017 and December 31, 2016, respectively. Our foreign Pension Benefits plan assumptions have been included in the Pension Benefits assumptions in the table above.

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

Actuarial Standard of Practice No. 27, Selection of Economic Assumptions for Measuring Pension Obligations (ASOP 27) requires the selection of a reasonable long-term ROA assumption that considers multiple criteria including the purposes of measurement, the actuary’s professional judgment, historical and current economic data and estimates of future experience and has no significant bias. We evaluate our long-term ROA assumption against a reasonable range of possible outcomes which we define as between the 35th to 65th percentile likelihood of achieving a long-term return over future years. We believe that validating our ROA assumption within this reasonable range ensures an unbiased result while also ensuring that the ROA assumption is not solely reactive to short-term market conditions that may not persist, and is consistent with external actuarial practices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reasonable range of long-term returns that was used to validate the long-term ROA assumption for the calculation of the net periodic benefit cost for 2017, 2016 and 2015, is shown below.

Percentile	2017	2016	2015
35th	5.82%	6.09%	6.37%
65th	7.96%	8.16%	8.37%

2015 ROA Assumption—In the fourth quarter of 2014, we reduced our long-term target allocation for equities and increased our target allocation for fixed income within the investment policy allocations established by our Investment Committee in order to reduce the overall exposure to equity volatility. This change in asset allocation reduced the range of reasonable outcomes that we use to evaluate our long-term ROA assumption and we determined that the historical assumption of 8.75% no longer fell within this range. As a result, we employed a building block approach to develop our 2015 long-term ROA assumption. Under this building block method, the overall expected investment return equals the weighted-average of the individual expected return for each asset class based on the target asset allocation and the long-term capital market assumptions. The expected return for each asset class is composed of inflation plus a risk-free rate of return, plus an expected risk premium for that asset class. The resulting return is then adjusted for administrative, investment management and trading expenses as well as recognition of excess returns, also known as alpha, for active management. The building block approach resulted in a long-term ROA assumption of 8.0% for 2015. To validate this assumption we compared the result against the reasonable range of outcomes and confirmed that the 8.0% result fell between the 55th and 60th percentiles of the reasonable range for 2015 with the 50th percentile at 7.37%. In addition, when we updated our target asset allocation and our long-term ROA assumption changed from 8.75% to 8.0%, we assessed what our historical asset performance may have been since 1986 using the updated target allocation and concluded the average return would likely have been equal to or greater than 8.0% for the time period from 1986 through 2014.

Based upon our application of the building block approach and our review of the resulting assumption against the 35th to 65th percentile reasonable range and an analysis of our historical results, we established a 2015 long-term domestic ROA assumption of 8.0% for purposes of determining the net periodic benefit cost for 2015 and determined that the assumption is reasonable and consistent with the provisions of ASOP 27.

2016 ROA Assumption—The long-term domestic ROA of 8.0% fell between the 60th and 65th percentiles of the applicable reasonable range for 2016. The 50th percentile of this reasonable range was 7.12%.

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

Based upon our application of the building block approach and our review of the resulting assumption against the 35th to 65th percentile reasonable range and an analysis of our historical results, we established a 2017 long-term ROA domestic assumption of 7.5% for purposes of determining the net periodic benefit cost for 2017 and determined that the assumption is reasonable and consistent with the provisions of ASOP 27.

Our domestic pension plans’ actual rates of return were approximately 15%, 6% and 0% for 2017, 2016 and 2015, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred gains and losses.

The long-term ROA assumptions for foreign Pension Benefits plans are based on the asset allocations and the economic environment prevailing in the locations where the Pension Benefits plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our Pension Benefits plans.

For purposes of determining pension expense under U.S. GAAP, a “corridor” approach may be elected and applied in the recognition of asset and liability gains or losses which limits expense recognition to the net outstanding gains and losses in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

excess of the greater of 10% of the projected benefit obligation (PBO) or the calculated “market-related value” of assets. We do not use a “corridor” approach in the calculation of Financial Accounting Standards (FAS) pension expense.

The effect of a 1% increase or decrease in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is less than $1 million and for the accumulated postretirement benefit obligation is a $5 million increase or decrease.

Plan Assets
Substantially all our domestic Pension Benefits Plan (Plan) assets, which consist of investments in cash and cash equivalents, publicly traded U.S. and international equity securities, real assets, private equity funds, private real estate funds, fixed-income securities, commingled funds and other investments such as absolute return funds, insurance contracts and derivatives, are held in a master trust, which was established for the investment of assets of our Company-sponsored retirement plans. The assets of the master trust are overseen by our Investment Committee comprised of members of senior management drawn from appropriate diversified levels of the executive management team.

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

The investment policy asset allocation ranges for the Plan, as set by the Investment Committee, for the year ended December 31, 2017 were as follows:

Asset Category
Global equity (combined U.S. and international equity)	30%-60%
U.S. equities	20%-35%
International equities	10%-25%
Fixed-income securities	20%-45%
Cash and cash equivalents	0%-10%
Private equity and private real estate	10%-20%
Real assets	0%-4%
Other (including absolute return funds)	5%-15%

The Investment Committee appoints the investment fiduciary, who is responsible for making investment decisions within the framework of the Investment Policy, setting the long-term target allocation within the investment policy asset allocation ranges and for supervising the internal pension investment team. The pension investment team is comprised of experienced investment professionals, who are all employees of the Company. The investment fiduciary reports back to the Investment Committee. During times of unusual market conditions, the investment fiduciary may seek authorization from the Investment Committee to change the investing allocation ranges with a focus on managing plan risk by reasonably limiting excessive volatility or other undesirable consequences.

Taking into account the asset allocation ranges, the investment fiduciary determines the specific allocation of the Plan’s investments within various asset classes. The Plan utilizes select investment strategies which are executed through separate account or fund structures with external investment managers who demonstrate experience and expertise in the appropriate asset classes and styles. The selection of investment managers is done with careful evaluation of all aspects of performance and risk, due diligence of internal operations and controls, reputation, systems evaluation, fees and a review of investment managers’ policies and processes. The Plan also utilizes funds that track an index and are highly liquid. Investment performance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

is monitored frequently against appropriate benchmarks and within a compliance framework with the assistance of third-party performance measurement and evaluation tools, analytics and metrics.

Consistent with the objective of optimizing return on investment on a risk-adjusted basis in a prudent manner given prevailing market conditions, multiple investment strategies are employed to diversify risk such that no single investment or manager holding represents a significant exposure to the total investment portfolio. Plan assets are invested in numerous strategies with the intent to build a diversified portfolio. Plan assets can be invested in funds that track an index and are designed to achieve broad market diversification. The Plan had $3.0 billion invested in such funds across eight indices as of December 31, 2017. Excluding funds that track an index, no individual investment strategy represented more than 5% of the Plan as of December 31, 2017. Further, within each separate account strategy, guidelines are established which set forth the list of authorized investments, the typical portfolio characteristics and diversification required by limiting the amount that can be invested by sector, country and issuer.

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

The fair value of our Plan assets by asset category and by level (as described in “Note 1: Summary of Significant Accounting Policies”) at December 31, 2017 and December 31, 2016 were as follows:

December 31, 2017: (In millions)	Total	Level 1	Level 2	Level 3	Not subject to leveling(7)
U.S. equities(1)	$5,217	$2,631	$—	$—	$2,586
International equities(1)	3,784	2,613	1	—	1,170
Real assets(2)	100	79	—	—	21
Fixed-income securities
U.S. government and agency securities	1,919	1,814	105	—	—
Corporate debt securities/instruments(3)	2,850	278	2,097	—	475
Core fixed-income(4)	102	102	—	—	—
Global multi-sector fixed-income(5)	472	472	—	—	—
Securitized and structured credit(6)	571	—	—	—	571
Cash and cash equivalents(7)	655	42	1	—	612
Absolute return funds	1,680	—	—	—	1,680
Private equity funds	1,416	—	—	—	1,416
Private real estate funds	1,203	—	—	—	1,203
Insurance contracts	30	—	—	30	—
Total investments	19,999	8,031	2,204	30	9,734
Net receivables and payables	76	—	—	—	76
Total assets	$20,075	$8,031	$2,204	$30	$9,810

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2016: (In millions)	Total	Level 1	Level 2	Level 3	Not subject to leveling(7)
U.S. equities(1)	$4,527	$2,433	$—	$—	$2,094
International equities(1)	3,099	2,120	1	—	978
Real assets(2)	103	103	—	—	—
Fixed-income securities
U.S. government and agency securities	1,031	917	114	—	—
Corporate debt securities/instruments(3)	3,092	277	2,527	—	288
Core fixed-income(4)	345	345	—	—	—
Global multi-sector fixed-income(5)	343	343	—	—	—
Securitized and structured credit(6)	611	—	—	—	611
Cash and cash equivalents(7)	571	26	8	—	537
Absolute return funds	1,412	—	—	—	1,412
Private equity funds	1,251	—	—	—	1,251
Private real estate funds	1,167	—	—	—	1,167
Insurance contracts	29	—	—	29	—
Total investments	17,581	6,564	2,650	29	8,338
Net receivables and payables	227	—	—	—	227
Total assets	$17,808	$6,564	$2,650	$29	$8,565

(1)	U.S. and International equities primarily include investments across the spectrum of large, medium and small market capitalization stocks.

(2)	Real asset investments include strategies and funds that invest in physical and permanent assets, including infrastructure.

(3)	Corporate debt securities/instruments include investment grade and non-investment grade securities.

(4)	Core fixed-income securities are funds that invest primarily in intermediate-term high quality domestic securities issued by various governmental or private sector entities.

(5)
Global multi-sector fixed-income investments are funds that invest globally among several sectors including governments, investment grade corporate bonds, high yield corporate bonds and emerging market securities.

(6)
Securitized and structured credit include fixed-income funds and securities that pool together various cash flow producing financial assets that are structured in a way that can achieve desired targeted credit, maturity or other characteristics and are typically collateralized by residential mortgages, commercial mortgages and other assets, and other fixed income related securities.

(7)
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

The Plan limits the use of derivatives through direct or separate account investments such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is limited to hedging purposes or to gain market exposure in a non-speculative manner. The fair market value of the Plan’s derivatives through direct or separate account investments was approximately $3 million and $1 million as of December 31, 2017 and December 31, 2016, respectively.

In addition, assets are held in trust for non-U.S. Pension Benefits plans, primarily in the U.K. and Canada, which are governed locally in accordance with specific jurisdictional requirements. These assets are overseen by local management in Canada and by trustees with a combination of members representing plan participants and local management in the U.K. Investments in the non-U.S. Pension Benefits plans consist primarily of fixed-income securities and equity securities and had a fair market value of $927 million and $797 million at December 31, 2017 and December 31, 2016, respectively. These investments are valued using quoted prices in active markets (Level 1) as well as significant observable inputs (Level 2). Investments with significant unobservable inputs (Level 3) are immaterial in the non-U.S. Pension Benefits plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair market value of assets related to our PRB Benefits was $358 million and $360 million as of December 31, 2017 and December 31, 2016, respectively. These assets included $165 million and $161 million at December 31, 2017 and December 31, 2016, respectively, which were invested in the master trust described above and are therefore invested in the same assets described above. The remaining investments are held within Voluntary Employees’ Beneficiary Association (VEBA) trusts. The assets of the VEBA trusts are also overseen by the Investment Committee and managed by the same investment fiduciary that manages the master trust’s investments. These assets are generally invested in mutual funds and are valued primarily using quoted prices in active markets (Level 1). There were no Level 3 investments in the VEBA trusts at December 31, 2017 or December 31, 2016.

The table below details assets by category for our VEBA trusts. These assets consisted primarily of publicly-traded equity securities and publicly-traded fixed-income securities.

	% of Plan Assets at Dec 31:
Asset category	2017	2016
Fixed-income securities	44%	45%
U.S. equities	40%	40%
International equities	10%	10%
Cash and cash equivalents	6%	5%
Total	100%	100%

Note 16: Income Taxes
The provision for federal and foreign income taxes consisted of the following:

(In millions)	2017	2016	2015
Current income tax expense (benefit)
Federal	$822	$713	$757
Foreign	40	38	36
State	—	(3)	(4)
Deferred income tax expense (benefit)
Federal	235	118	(89)
Foreign	18	6	45
State	(1)	1	2
Total	$1,114	$873	$747

The expense for income taxes differed from the U.S. statutory rate due to the following:

	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	(1.5)	(1.3)	(1.2)
Tax settlements and refund claims	—	—	(3.2)
Domestic manufacturing deduction benefit	(2.5)	(2.7)	(3.1)
Foreign income tax rate differential	0.2	—	(1.4)
Equity compensation	(1.2)	(1.6)	—
TRS tax-free gain	—	(1.8)	—
Remeasurement of deferred taxes	3.2	—	—
One-time transition tax on previously undistributed foreign earnings	2.3	—	—
Other, net	0.3	0.7	0.2
Effective tax rate	35.8%	28.3%	26.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 22, 2017, the President signed the 2017 Act which enacts a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduces the U.S. corporate tax rate to 21% effective in 2018, eliminates the domestic manufacturing deduction benefit and introduces other tax base broadening measures, changes rules for expensing and capitalizing business expenditures, establishes a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provides for a one-time transition tax on previously undistributed foreign earnings, and introduces new rules for the treatment of certain export sales.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides companies with additional guidance on how to account for the 2017 Act in its financial statements, allowing companies to use a measurement period. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For these items, we recognized provisional amounts totaling $171 million in accordance with SAB 118, which are included as a component of income tax expense from continuing operations. We expect to finalize these provisional estimates before the end of 2018 after completing our reviews and analysis, including reviews and analysis of any interpretations issued during this measurement period.

Deferred tax assets and liabilities—We provisionally remeasured certain deferred tax assets and liabilities, excluding those items that will be included on our 2017 tax return, based on the rates we expect to realize the deferred tax assets and liabilities at in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act, such as the transition rules and the minimum tax on foreign earnings, and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts in the measurement period. The provisional amount recorded related to the remeasurement of our deferred tax balance was $100 million of tax expense.

With the adoption of a minimum tax on foreign earnings, the Company will be subject to tax on global intangible low-taxed income (GILTI) in future years. We are continuing to evaluate this provision and will not make a policy election on how to account for GILTI (as a period expense or as part of our rate on deferred taxes) until we have the necessary information available, including the interpretations of the new rules, to analyze the impacts and complete our analysis. We will make an election before the end of 2018. Because we have not made a policy election, no amounts for GILTI are included in our deferred taxes.

Foreign tax effects—The one-time transition tax is based on our total post-1986 earnings and profits (E&P) for which we have previously deferred U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability, using an estimated applicable tax rate of 15.5%, resulting in an increase in income tax expense of $71 million after accounting for foreign tax credits. We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We also expect additional clarifying and interpretative technical guidance to be issued related to the calculation of our one-time transition tax. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

Although we believe the significant impacts from the 2017 Act are those described above, we continue to review and evaluate the other provisions of the 2017 Act. This review could result in changes to the amounts we have provisionally recorded. We expect to complete this review and evaluation before the end of 2018.

In the second quarter of 2016, the Company recorded a tax benefit of approximately $55 million as a result of the tax-free gain from the sale of our equity method investment in TRS SAS as discussed in “Note 5: Thales-Raytheon Systems Co. Ltd. (TRS) Joint Venture.”

In December 2015, U.S. legislation was enacted to permanently reinstate the Research and Development tax credit (R&D tax credit) which had expired on December 31, 2014. In 2017, 2016 and 2015 we recorded a full year benefit of approximately $46 million, $41 million and $33 million related to the 2017, 2016 and 2015 R&D tax credits, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We have participated in the IRS Compliance Assurance Process (CAP) program since 2011. All IRS examinations of our tax years prior to 2015 are closed. We continue to participate in the CAP program for the 2015, 2016 and 2017 tax years. We are also under audit by multiple state and foreign tax authorities. In December 2017, we received the IRS Revenue Agent’s Report for the 2015 tax year which proposed approximately $41 million in adjustments related to the Forcepoint transaction and a U.K. share redemption transaction. We disagree with the adjustments and will protest the proposed adjustments with the IRS Appeals division.

(In millions)	2017	2016	2015
Domestic income from continuing operations before taxes	$3,027	$2,964	$2,523
Foreign income from continuing operations before taxes	86	121	318

At December 31, 2017, foreign earnings of approximately $825 million have been taxed due to the one-time transition tax on previously undistributed foreign earnings required by the 2017 Act. For any future foreign earnings, the Company will generally be free of additional U.S. tax consequences due to a dividends received deduction implemented as part of the move to a territorial tax system for foreign subsidiary earnings. No provision has been made for deferred taxes related to any remaining historical outside basis differences in our non-U.S. subsidiaries. The Company continues to assert indefinite reinvestment in these outside basis differences generated on or before December 31, 2017. Determination of the amount of unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

We made the following net tax payments during the years ended December 31:

(In millions)	2017	2016	2015
Federal	$765	$710	$1,008
Foreign	77	47	43
State	36	22	30

We believe that our income tax reserves are adequate; however, amounts asserted by taxing authorities could be greater or less than amounts accrued and reflected in our consolidated balance sheets. Accordingly, we could record adjustments to the amounts for federal, foreign, and state tax-related liabilities in the future as we revise estimates or we settle or otherwise resolve the underlying matters. In the ordinary course of business, we may take new positions that could increase or decrease our unrecognized tax benefits in future periods. As of December 31, 2017 and 2016, our liabilities associated with unrecognized tax benefits are not material.

With the exception of Forcepoint, we generally defer our state income tax expense to the extent we can recover this expense through the pricing of our products and services to the U.S. government. We include this deferred amount in prepaid expenses and other current assets until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. government. Net state income tax expense allocated to our contracts was $32 million, $26 million and $28 million in 2017, 2016 and 2015, respectively. We include state income tax expense allocated to our contracts in administrative and selling expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income taxes consisted of the following at December 31:

(In millions)	2017	2016
Noncurrent deferred tax assets (liabilities)
Accrued employee compensation and benefits	$202	$293
Other accrued expenses and reserves	86	126
Contract balances and inventories	(537)	(887)
Pension benefits	1,505	2,368
Other retiree benefits	67	109
Net operating loss and tax credit carryforwards	99	121
Depreciation and amortization	(858)	(1,343)
Partnership outside basis difference	(36)	(90)
Other	21	52
Valuation allowance	(17)	(38)
Deferred income taxes—noncurrent	$532	$711

As of December 31, 2017, we had U.S. federal and state net operating loss (NOL) carryforwards related to Forcepoint of approximately $120 million and $182 million, respectively, which expire at various dates through 2036. We believe it is more likely than not that the deferred tax asset will be realized to the extent of existing deferred tax liabilities.

We also had foreign NOL carryforwards of approximately $136 million, with the majority generated in the U.K. where NOLs may be carried forward indefinitely. We believe that we have sufficient taxable income to realize these deferred tax assets.

The tax benefit related to discontinued operations was $1 million in 2017 and 2016 and $14 million in 2015.

Note 17: Business Segment Reporting
Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Forcepoint.

IDS is a leader in integrated air and missile defense; large land- and sea-based radar solutions; command, control, communications, computers, cyber and intelligence solutions; and naval combat and ship electronic and sensing systems. IDS delivers combat-proven performance against the complete spectrum of airborne and ballistic missile threats and is a world leader in the technology, development, and production of sensors and mission systems.

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

MS designs, develops, integrates and produces missile and combat systems for the armed forces of the U.S. and allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, surveillance, targeting and netted systems, MS provides and supports a broad range of advanced weapon systems including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles, directed energy effectors and advanced combat sensor solutions.

SAS is a leader in the design, development and manufacture of integrated sensor and communication systems for advanced missions. These missions include intelligence, surveillance and reconnaissance; precision engagement; manned and unmanned aerial operations; and space. Leveraging state-of-the-art technologies, mission systems and domain knowledge, SAS designs, manufactures, supports and sustains civil and military electro-optical/infrared (EO/IR) sensors; airborne radars for surveillance and fire control applications; lasers; precision guidance systems; signals intelligence systems; processors; electronic warfare systems; communications; and space-qualified systems.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Forcepoint develops cybersecurity products serving commercial and government organizations worldwide. Forcepoint is a joint venture of Raytheon and Vista Equity Partners created in May 2015 that brought together the capabilities of the legacy Raytheon Cyber Products (RCP) and Websense, Inc. (Websense) businesses. Forcepoint delivers a portfolio of human-centric cybersecurity capabilities, including data loss prevention; user and entity behavior analytics (UEBA) and cloud access security broker (CASB) capabilities; insider threat solutions; next-generation firewall (NGFW) technology; cloud and on premise web and email security; and cross domain transfer products. The amounts, discussion and presentation of our business segments, including corporate and eliminations for intersegment activity, set forth in this Form 10-K, reflect the Forcepoint transaction. The Forcepoint results reflect RCP results for all periods and Websense results after the acquisition date of May 29, 2015.

As previously announced, effective January 1, 2017, we elected to early adopt the requirements of Topic 606 using the full retrospective method as discussed in “Note 1: Summary of Significant Accounting Policies.” The amounts and presentation of our business segments, including corporate and eliminations for intersegment activity, set forth in this Form 10-K reflect these changes.

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

Segment financial results were as follows:

Total Net Sales (in millions)	2017	2016	2015
Integrated Defense Systems	$5,804	$5,529	$5,848
Intelligence, Information and Services	6,177	6,169	6,137
Missile Systems	7,787	7,096	6,569
Space and Airborne Systems	6,430	6,182	5,814
Forcepoint	608	586	344
Eliminations	(1,423)	(1,361)	(1,330)
Total business segment sales	25,383	24,201	23,382
Acquisition Accounting Adjustments	(35)	(77)	(61)
Total	$25,348	$24,124	$23,321

Intersegment Sales (in millions)	2017	2016	2015
Integrated Defense Systems	$64	$69	$64
Intelligence, Information and Services	666	657	624
Missile Systems	132	122	143
Space and Airborne Systems	540	493	484
Forcepoint	21	20	15
Total	$1,423	$1,361	$1,330

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating Income (in millions)	2017	2016	2015
Integrated Defense Systems	$935	$971	$859
Intelligence, Information and Services	455	467	648
Missile Systems	1,010	921	877
Space and Airborne Systems	862	808	851
Forcepoint	33	90	56
Eliminations	(148)	(142)	(140)
Total business segment operating income	3,147	3,115	3,151
Acquisition Accounting Adjustments	(160)	(198)	(168)
FAS/CAS Adjustment	390	435	185
Corporate	(59)	(57)	(101)
Total	$3,318	$3,295	$3,067

Intersegment Operating Income (in millions)	2017	2016	2015
Integrated Defense Systems	$5	$4	$2
Intelligence, Information and Services	64	65	68
Missile Systems	13	12	15
Space and Airborne Systems	51	46	47
Forcepoint	15	15	8
Total	$148	$142	$140

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

The components of the FAS/CAS Adjustment were as follows:

(In millions)	2017	2016	2015
FAS/CAS Pension Adjustment	$397	$435	$182
FAS/CAS PRB Adjustment	(7)	—	3
FAS/CAS Adjustment	$390	$435	$185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Capital Expenditures (in millions)	2017	2016	2015
Integrated Defense Systems	$200	$135	$124
Intelligence, Information and Services	22	59	87
Missile Systems	221	135	62
Space and Airborne Systems	158	149	131
Forcepoint	14	19	10
Corporate	19	29	11
Total(1)	$634	$526	$425

(1)	Total capital expenditures may not agree to our consolidated statements of cash flows due to non-cash transactions.

Depreciation and Amortization (in millions)	2017	2016	2015
Integrated Defense Systems	$98	$88	$86
Intelligence, Information and Services	50	65	48
Missile Systems	84	69	74
Space and Airborne Systems	132	122	131
Forcepoint	17	15	8
Acquisition Accounting Adjustments	125	121	107
Corporate	44	35	35
Total	$550	$515	$489

Total Assets (in millions)	2017	2016
Integrated Defense Systems(1)	$4,679	$4,573
Intelligence, Information and Services(1)	4,230	4,315
Missile Systems(1)	7,338	6,970
Space and Airborne Systems(1)	6,696	6,564
Forcepoint(1)	2,543	2,548
Corporate	5,374	5,268
Total	$30,860	$30,238

(1)	Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

Property, Plant and Equipment, Net, by Geographic Area (in millions)	2017	2016
United States	$2,362	$2,085
All other (principally Europe)	77	81
Total	$2,439	$2,166

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We disaggregate our revenue from contracts with customers by geographic location, customer-type and contract-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	2017
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$812	$1,090	$2,914	$2,233	$111	$—	$7,160
Cost-type contracts	1,507	3,576	1,991	2,614	12	—	9,700
Direct commercial sales and other U.S. sales
Fixed-price contracts	6	130	1	51	202	—	390
Cost-type contracts	1	9	—	2	1	—	13
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	167	181	410	113	—	—	871
Cost-type contracts	138	51	64	9	—	—	262
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	596	193	309	284	59	—	1,441
Cost-type contracts	145	—	1	1	—	—	147
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	1,066	18	371	191	—	—	1,646
Cost-type contracts	154	1	22	30	—	—	207
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	979	18	1,013	175	25	—	2,210
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	7	3	157	51	—	—	218
Cost-type contracts	22	2	78	5	—	—	107
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	128	209	320	131	142	—	930
Cost-type contracts	12	30	4	—	—	—	46
Total net sales	5,740	5,511	7,655	5,890	552	—	25,348
Intersegment sales	64	666	132	540	21	(1,423)	—
Acquisition Accounting Adjustments	—	—	—	—	35	(35)	—
Reconciliation to business segment sales	$5,804	$6,177	$7,787	$6,430	$608	$(1,458)	$25,348

(1)	Excludes foreign military sales through the U.S. government.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2017
Total Net Sales by Geographic Areas (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$2,326	$4,805	$4,906	$4,900	$326	$17,263
Asia/Pacific	1,046	425	784	407	59	2,721
Middle East and North Africa	2,199	37	1,406	396	25	4,063
All other (principally Europe)	169	244	559	187	142	1,301
Total net sales	$5,740	$5,511	$7,655	$5,890	$552	$25,348

	2017
Total Net Sales by Major Customers (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$2,319	$4,666	$4,905	$4,847	$123	$16,860
U.S. direct commercial sales and other U.S. sales	7	139	1	53	203	403
Foreign military sales through the U.S. government	1,554	256	1,102	399	—	3,311
Foreign direct commercial sales and other foreign sales(1)	1,860	450	1,647	591	226	4,774
Total net sales	$5,740	$5,511	$7,655	$5,890	$552	$25,348

(1)	Excludes foreign military sales through the U.S. government.

	2017
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$3,761	$1,842	$5,495	$3,229	$539	$14,866
Cost-type contracts	1,979	3,669	2,160	2,661	13	10,482
Total net sales	$5,740	$5,511	$7,655	$5,890	$552	$25,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2016
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$766	$1,170	$2,647	$2,321	$86	$—	$6,990
Cost-type contracts	1,473	3,357	1,902	2,345	16	—	9,093
Direct commercial sales and other U.S. sales
Fixed-price contracts	13	167	2	20	193	—	395
Cost-type contracts	5	22	—	3	—	—	30
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	136	180	328	107	—	—	751
Cost-type contracts	119	77	70	6	—	—	272
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	502	166	249	288	49	—	1,254
Cost-type contracts	175	—	1	—	—	—	176
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	816	60	387	148	—	—	1,411
Cost-type contracts	153	3	25	1	—	—	182
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	1,086	72	829	272	18	—	2,277
Cost-type contracts	1	—	—	—	—	—	1
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	18	2	108	34	—	—	162
Cost-type contracts	23	—	90	8	—	—	121
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	162	206	333	136	127	—	964
Cost-type contracts	12	30	3	—	—	—	45
Total net sales	5,460	5,512	6,974	5,689	489	—	24,124
Intersegment sales	69	657	122	493	20	(1,361)	—
Acquisition Accounting Adjustments	—	—	—	—	77	(77)	—
Reconciliation to business segment sales	$5,529	$6,169	$7,096	$6,182	$586	$(1,438)	$24,124

(1)	Excludes foreign military sales through the U.S. government.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2016
Total Net Sales by Geographic Areas (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$2,257	$4,716	$4,551	$4,689	$295	$16,508
Asia/Pacific	932	423	648	401	49	2,453
Middle East and North Africa	2,056	135	1,241	421	18	3,871
All other (principally Europe)	215	238	534	178	127	1,292
Total net sales	$5,460	$5,512	$6,974	$5,689	$489	$24,124

	2016
Total Net Sales by Major Customers (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$2,239	$4,527	$4,549	$4,666	$102	$16,083
U.S. direct commercial sales and other U.S. sales	18	189	2	23	193	425
Foreign military sales through the U.S. government	1,265	322	1,008	304	—	2,899
Foreign direct commercial sales and other foreign sales(1)	1,938	474	1,415	696	194	4,717
Total net sales	$5,460	$5,512	$6,974	$5,689	$489	$24,124

(1)	Excludes foreign military sales through the U.S. government.

	2016
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$3,499	$2,023	$4,883	$3,326	$473	$14,204
Cost-type contracts	1,961	3,489	2,091	2,363	16	9,920
Total net sales	$5,460	$5,512	$6,974	$5,689	$489	$24,124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2015
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$876	$1,065	$2,261	$2,330	$74	$—	$6,606
Cost-type contracts	1,526	3,553	2,077	2,015	11	—	9,182
Direct commercial sales and other U.S. sales
Fixed-price contracts	27	140	1	27	92	—	287
Cost-type contracts	5	36	—	7	1	—	49
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	150	185	259	140	—	—	734
Cost-type contracts	119	4	48	5	—	—	176
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	509	173	259	326	25	—	1,292
Cost-type contracts	245	—	1	1	—	—	247
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	720	27	433	264	—	—	1,444
Cost-type contracts	135	1	46	—	—	—	182
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	1,246	128	474	6	7	—	1,861
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	29	1	122	38	—	—	190
Cost-type contracts	24	—	58	4	—	—	86
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	166	167	386	167	58	—	944
Cost-type contracts	7	33	1	—	—	—	41
Total net sales	5,784	5,513	6,426	5,330	268	—	23,321
Intersegment sales	64	624	143	484	15	(1,330)	—
Acquisition Accounting Adjustments	—	—	—	—	61	(61)	—
Reconciliation to business segment sales	$5,848	$6,137	$6,569	$5,814	$344	$(1,391)	$23,321

(1)	Excludes foreign military sales through the U.S. government.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2015
Total Net Sales by Geographic Areas (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$2,434	$4,794	$4,339	$4,379	$178	$16,124
Asia/Pacific	1,023	362	567	472	25	2,449
Middle East and North Africa	2,101	156	953	270	7	3,487
All other (principally Europe)	226	201	567	209	58	1,261
Total net sales	$5,784	$5,513	$6,426	$5,330	$268	$23,321

	2015
Total Net Sales by Major Customers (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$2,402	$4,618	$4,338	$4,345	$85	$15,788
U.S. direct commercial sales and other U.S. sales	32	176	1	34	93	336
Foreign military sales through the U.S. government	1,177	218	966	451	—	2,812
Foreign direct commercial sales and other foreign sales(1)	2,173	501	1,121	500	90	4,385
Total net sales	$5,784	$5,513	$6,426	$5,330	$268	$23,321

(1)	Excludes foreign military sales through the U.S. government.

	2015
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$3,723	$1,886	$4,195	$3,298	$256	$13,358
Cost-type contracts	2,061	3,627	2,231	2,032	12	9,963
Total net sales	$5,784	$5,513	$6,426	$5,330	$268	$23,321

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18: Quarterly Operating Results (Unaudited)

2017 (in millions, except per share amounts, stock prices and workdays)	First	Second	Third	Fourth(3)
Total net sales	$6,000	$6,281	$6,284	$6,783
Gross margin	1,470	1,596	1,594	1,612
Income from continuing operations	497	547	568	387
Net income attributable to Raytheon Company	506	553	572	393
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$1.73	$1.90	$1.97	$1.35
Diluted	1.73	1.89	1.97	1.35
EPS attributable to Raytheon Company common stockholders(1)
Basic	1.74	1.90	1.97	1.35
Diluted	1.74	1.89	1.97	1.35
Cash dividends per share
Declared	0.7975	0.7975	0.7975	0.7975
Paid	0.7325	0.7975	0.7975	0.7975
Common stock prices
High	156.97	164.26	186.58	191.38
Low	142.90	149.95	162.57	179.58
Workdays(2)	64	64	62	58

2016 (in millions, except per share amounts, stock prices and workdays)	First	Second(4)	Third	Fourth
Total net sales	$5,802	$6,029	$6,014	$6,279
Gross margin	1,361	1,667	1,540	1,591
Income from continuing operations	404	714	541	553
Net income attributable to Raytheon Company	428	717	544	555
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$1.43	$2.41	$1.84	$1.88
Diluted	1.43	2.41	1.84	1.87
EPS attributable to Raytheon Company common stockholders(1)
Basic	1.43	2.41	1.84	1.88
Diluted	1.43	2.41	1.84	1.88
Cash dividends per share
Declared	0.7325	0.7325	0.7325	0.7325
Paid	0.6700	0.7325	0.7325	0.7325
Common stock prices
High	128.24	136.66	142.65	150.54
Low	117.62	124.22	134.90	132.97
Workdays(2)	65	64	63	57

(1)	EPS is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for each year.

(2)	Number of workdays per our fiscal calendar, which excludes holidays and weekends.

(3)	In the fourth quarter of 2017, we recorded a provisional tax-related expense of approximately $171 million due to the enactment of the 2017 Act.

(4)
In the second quarter of 2016, we recorded the sale of our equity method investment in TRS SAS at fair value, which resulted in a tax-free gain of $158 million, at IDS, that was recorded in operating income through a reduction in cost of sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of December 31, 2017.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017 were effective.

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

Report of the Independent Registered Public Accounting Firm—The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of our Board of Directors will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding Section 16(a) compliance will be contained in our definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert will be contained in our definitive proxy statement under the caption “The Board of Directors and Board Committees” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our Code of Ethics will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Corporate Governance—Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.

Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Corporate Governance—Director Nomination Process.”

ITEM 11. EXECUTIVE COMPENSATION

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the captions “Executive Compensation,” “Director Compensation” and “The Board of Directors and Board Committees—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and for directors and executive officers will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our equity compensation plans that authorize the issuance of shares of our common stock. This information is provided as of December 31, 2017.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(B) Weighted average exercise price of outstanding options, warrants and rights(2)	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	1,519,357	$—	6,223,073
Equity compensation plans not approved by stockholders	—	—	—
Total	1,519,357	$—	6,223,073

(1)
This amount includes 962,961 shares, which is the aggregate of the actual number of shares that will be issued pursuant to the 2015 Long-term Performance Plan (LTPP) awards and the maximum number of shares that may be issued upon settlement of outstanding 2016 and 2017 LTPP awards, including estimated dividend equivalent amounts. The shares to be issued pursuant to the 2015, 2016 and 2017 LTPP awards will be issued under the Raytheon 2010 Stock Plan. The material terms of the 2015, 2016 and 2017 LTPP awards are described in more detail in “Note 14: Stock-based Compensation Plans” within Item 8 of this Form 10-K. These awards are granted as restricted stock units (RSUs) and though generally settled in stock, may be settled in cash, stock or a combination of both cash and stock at the discretion of the Management Development and Compensation Committee (MDCC).

This amount also includes 556,396 shares that may be issued upon settlement of RSUs, generally issued to retirement-eligible and non-U.S. employees. The shares to be issued in settlement of the RSUs will be issued under the 2010 Stock Plan. The RSUs generally vest one-third per year on the second, third and fourth anniversaries of the date of grant.

(2)	Since RSU awards do not have an exercise price, and there are no other options, warrants or rights outstanding at December 31, 2017, the weighted-average exercise price is zero.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the captions “Corporate Governance—Board Independence,” “Corporate Governance—Transactions with Related Persons” and “Stock Ownership—Five Percent Stockholders” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Independent Auditors: Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	The following financial statements of Raytheon Company, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Five-Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated February 14, 2018 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2017, 2016 and 2015 and on the Company’s internal control over financial reporting as of December 31, 2017 is included in Part II, Item 8 of this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 of this Annual Report on Form 10-K.

(2)	List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(b)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1
Restated Certificate of Incorporation of Raytheon Company, restated as of April 2, 2002, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-85648, is hereby incorporated by reference.

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

3.4
Amendment to Article V of Restated Certificate of Incorporation, as amended as of May 29, 2014, filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 25, 2014, is hereby incorporated by reference.

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

10.1
Raytheon Company 2001 Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.#

10.2	Raytheon 2010 Stock Plan, as amended as of May 24, 2017, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, is hereby incorporated by reference.#

10.3
Raytheon Company 1997 Nonemployee Directors Restricted Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.#

10.4
Raytheon Company Excess Savings Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2010 and November 1, 2013, filed as an exhibit to the Company’s Annual Report for the year ended December 31, 2013, is hereby incorporated by reference.#

10.5
Raytheon Company Excess Pension Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2009, filed as an exhibit to the Company’s Annual Report for the year ended December 31, 2013, is hereby incorporated by reference.#

10.6
Raytheon Company Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2011, filed as an exhibit to the Company’s Annual Report for the year ended December 31, 2013, is hereby incorporated by reference.#

10.7
Raytheon Company Deferred Compensation Plan, as amended and restated effective as of January 1, 2009, as further amended effective January 1, 2009, January 1, 2010, May 6, 2010 and November 1, 2013, filed as an exhibit to the Company’s Annual Report for the year ended December 31, 2013, is hereby incorporated by reference.#

10.8	Raytheon 2017 Incentive Plan, filed as Appendix A to the Company’s definitive proxy statement filed on April 21, 2017, is hereby incorporated by reference.#

10.9
Form of Incentive Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.#

10.10
Form of Nonqualified Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.#

10.11
Form of Restricted Stock Award Agreement under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, is hereby incorporated by reference.#

10.12
Form of Restricted Stock Unit Award Agreement under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, is hereby incorporated by reference.#

10.13
Form of Performance Stock Unit Award Agreement with respect to the Long-term Performance Plan, under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, is hereby incorporated by reference.#

10.14
Form of Restricted Stock Unit Award Agreement for U.K. employees under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.#

10.15
Form of Restricted Stock Unit Award Agreement for Certain Retirement Eligible Employees under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, is hereby incorporated by reference.#

10.16
Form of Restricted Stock Unit Award Agreement for Certain Retirement Eligible Non U.S. Employees under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 is hereby incorporated by reference.#

10.17
Form of Restricted Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2005, is hereby incorporated by reference.#

10.18
Form of Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, is hereby incorporated by reference.#

10.19
Form of Change in Control Severance Agreement between the Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of three times base salary and bonus), filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.#

10.20
Form of Change in Control Severance Agreement between the Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of two times base salary and bonus), filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.#

10.21
Form of Amendment to Change in Control Severance Agreement between the Company and its executive officers, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.#

10.22
Form of Change in Control Severance Agreement between the Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of one times base salary and bonus), filed as an exhibit to the Company’s current Report on Form 10-Q for the quarter ended April 3, 2016, is hereby incorporated by reference.#

10.23
Summary of Executive Severance and Change in Control Guidelines, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, is hereby incorporated by reference.#

10.24	Agreement between Raytheon Company and William H. Swanson, filed as an exhibit to the Company’s Current Report on Form 8-K filed July 28, 2014, is hereby incorporated by reference.#

10.25
Summary of Key Employee Permanent Domestic Relocation Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.#

10.26
Letter Agreement dated February 21, 2006 between Raytheon Company and David C. Wajsgras, filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2006, is hereby incorporated by reference.#

10.27	Summary of the Raytheon Company Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.#

10.28	Summary of the Raytheon Company Long-term Performance Plan, filed as an exhibit to the Company’s Annual Report for the year ended December 31, 2013, is hereby incorporated by reference.#

10.29
Form of Indemnification Agreement between the Company and each of its directors and executive officers, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2007, is hereby incorporated by reference.#

10.30	Form of Clawback Policy Acknowledgement, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.#

10.31
Agreement dated January 15, 2015 by and between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, is hereby incorporated by reference.#

10.32
Transition Agreement dated July 30, 2015 between Raytheon Company and Daniel J. Crowley, filed as an exhibit to the Company’s Current Report on Form 8-K filed August 11, 2015, is hereby incorporated by reference.#

10.33
Letter Agreement dated January 21, 2015 by and between the Company and Anthony F. O’Brien, filed as an exhibit to the Company’s current Report on Form 10-Q for the quarter ended April 3, 2016, is hereby incorporated by reference.#

10.34
Letter Agreement dated December 16, 2014 by and between the Company and Frank R. Jimenez, filed as an exhibit to the Company’s current Report on Form 10-Q for the quarter ended April 3, 2016, is hereby incorporated by reference.#

10.35
Amendment to Letter Agreement dated January 23, 2015 by and between the Company and Frank R. Jimenez, filed as an exhibit to the Company’s current Report on Form 10-Q for the quarter ended April 3, 2016, is hereby incorporated by reference.#

10.36	Summary of Executive Perquisites.#*

10.37
Five-Year Competitive Advance and Revolving Credit Agreement by and among Raytheon Company as the Borrower, the Lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of November 13, 2015, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 16, 2015, is hereby incorporated by reference.

12	Statement regarding Computation of Ratio of Earnings to Fixed Charges for the year ended December 31, 2017.*

21	Subsidiaries of Raytheon Company.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Thomas A. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Anthony F. O’Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Thomas A. Kennedy pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Anthony F. O’Brien pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.*

(Exhibits marked with an asterisk (*) are filed electronically herewith.)

(Exhibits marked with two asterisks (**) are deemed to be furnished electronically herewith, and not filed.)

(Exhibits marked with a pound sign (#) are compensatory plans or arrangements.)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYTHEON COMPANY

/s/ Michael J. Wood
Michael J. Wood Vice President, Controller and Chief Accounting Officer

Dated: February 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Thomas A. Kennedy	Chairman and Chief Executive Officer (Principal Executive Officer)	February 14, 2018
Thomas A. Kennedy

/s/ Anthony F. O’Brien	Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2018
Anthony F. O’Brien

/s/ Michael J. Wood	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2018
Michael J. Wood

/s/ Tracy A. Atkinson	Director	February 14, 2018
Tracy A. Atkinson

/s/ Robert E. Beauchamp	Director	February 14, 2018
Robert E. Beauchamp

/s/ Vernon E. Clark	Director	February 14, 2018
Vernon E. Clark

/s/ Stephen J. Hadley	Director	February 14, 2018
Stephen J. Hadley

/s/ Letitia A. Long	Director	February 14, 2018
Letitia A. Long

/s/ George R. Oliver	Director	February 14, 2018
George R. Oliver

/s/ Dinesh C. Paliwal	Director	February 14, 2018
Dinesh C. Paliwal

/s/ William R. Spivey	Director	February 14, 2018
William R. Spivey

/s/ James A. Winnefeld, Jr.	Director	February 14, 2018
James A. Winnefeld, Jr.

/s/ Robert O. Work	Director	February 14, 2018
Robert O. Work