Form 10-Q
period 2018-04-01
RAYTHEON CO/
filed 2018-04-26
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of April 23, 2018 was 287,250,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance, including with respect to: our liquidity and capital resources; our capital expenditures; our bookings and backlog; our expected tax payments; our pension funding; the impact of new accounting pronouncements; our unrecognized tax benefits; our expectations regarding customer contracts; our international sales; our recognition of revenue on certain performance obligations; the effect of the Tax Cuts and Jobs Act of 2017 (2017 Act), including on our deferred tax balances and one-time transition tax on foreign earnings; our reclassifications of gains or losses on cash flow hedges; the impact and outcome of audits and legal and administrative proceedings, claims, investigations, commitments and contingencies; and the impact of changes in foreign currency rates. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	Apr 1, 2018	Dec 31, 2017
Assets
Current assets
Cash and cash equivalents	$2,748	$3,103
Short-term investments	—	297
Receivables, net	1,639	1,324
Contract assets	5,444	5,247
Inventories	640	594
Prepaid expenses and other current assets	489	761
Total current assets	10,960	11,326
Property, plant and equipment, net	2,478	2,439
Goodwill	14,871	14,871
Other assets, net	2,188	2,224
Total assets	$30,497	$30,860

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Commercial paper	$300	$300
Contract liabilities	2,949	2,927
Accounts payable	1,255	1,519
Accrued employee compensation	921	1,342
Other current liabilities	1,354	1,260
Total current liabilities	6,779	7,348
Accrued retiree benefits and other long-term liabilities	8,238	8,287
Long-term debt	4,751	4,750
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest (Note 11)	492	512

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 287 and 288 shares outstanding at April 1, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(9,095)	(7,935)
Retained earnings	19,329	17,895
Total Raytheon Company stockholders’ equity	10,237	9,963
Noncontrolling interests in subsidiaries	—	—
Total equity	10,237	9,963
Total liabilities, redeemable noncontrolling interest and equity	$30,497	$30,860

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In millions, except per share amounts)	Apr 1, 2018	Apr 2, 2017
Net sales
Products	$5,254	$5,044
Services	1,013	956
Total net sales	6,267	6,000
Operating expenses
Cost of sales—products	3,737	3,617
Cost of sales—services	795	749
General and administrative expenses	694	686
Total operating expenses	5,226	5,052
Operating income	1,041	948
Non-operating (income) expense, net
Retirement benefits non-service expense	239	207
Interest expense	47	58
Interest income	(7)	(5)
Other (income) expense, net	5	(7)
Total non-operating (income) expense, net	284	253
Income from continuing operations before taxes	757	695
Federal and foreign income taxes	133	198
Income from continuing operations	624	497
Income (loss) from discontinued operations, net of tax	(1)	3
Net income	623	500
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(10)	(6)
Net income attributable to Raytheon Company	$633	$506

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$2.20	$1.73
Income (loss) from discontinued operations, net of tax	—	0.01
Net income	2.20	1.74
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$2.20	$1.73
Income (loss) from discontinued operations, net of tax	—	0.01
Net income	2.19	1.74
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$634	$503
Income (loss) from discontinued operations, net of tax	(1)	3
Net income	$633	$506

Dividends declared per share	$0.8675	$0.7975
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Net income	$623	$500
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Amortization of prior service cost included in net income	1	1
Amortization of net actuarial loss included in net income	347	281
Pension and other postretirement benefit plans, net	348	282
Foreign exchange translation	24	11
Cash flow hedges	(10)	(2)
Unrealized gains (losses) on investments and other, net	—	—
Other comprehensive income (loss), before tax	362	291
Income tax benefit (expense) related to items of other comprehensive income (loss)	(71)	(98)
Other comprehensive income (loss), net of tax	291	193
Reclassification of stranded tax effects	(1,451)	—
Total comprehensive income (loss)	(537)	693
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(10)	(6)
Comprehensive income (loss) attributable to Raytheon Company	$(527)	$699
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at December 31, 2017	$3	$—	$(7,935)	$17,895	$9,963	$—	$9,963
Net income (loss)				633	633	—	633
Other comprehensive income (loss), net of tax			291		291		291
Reclassification of stranded tax effects			(1,451)	1,451	—		—
Adjustment of redeemable noncontrolling interest to redemption value				11	11		11
Dividends declared		1		(252)	(251)		(251)
Common stock plans activity		62			62		62
Share repurchases		(63)		(409)	(472)		(472)
Balance at April 1, 2018	$3	$—	$(9,095)	$19,329	$10,237	$—	$10,237

Balance at December 31, 2016	$3	$—	$(7,411)	$17,565	$10,157	$—	$10,157
Net income (loss)				506	506	—	506
Other comprehensive income (loss), net of tax			193		193		193
Adjustment of redeemable noncontrolling interest to redemption value				139	139		139
Dividends declared		1		(232)	(231)		(231)
Common stock plans activity		58			58		58
Share repurchases		(59)		(379)	(438)		(438)
Balance at April 2, 2017	$3	$—	$(7,218)	$17,599	$10,384	$—	$10,384

(1)	Excludes redeemable noncontrolling interest which is not considered equity. See “Note 11: Forcepoint Joint Venture” for additional information.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Cash flows from operating activities
Net income	$623	$500
(Income) loss from discontinued operations, net of tax	1	(3)
Income from continuing operations	624	497
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	135	130
Stock-based compensation	63	57
Deferred income taxes	(77)	(54)
Changes in assets and liabilities
Receivables, net	(314)	(155)
Contract assets and contract liabilities	(174)	(554)
Inventories	(46)	9
Prepaid expenses and other current assets	138	125
Income taxes receivable/payable	290	244
Accounts payable	(167)	(219)
Accrued employee compensation	(420)	(361)
Other current liabilities	(60)	(1)
Accrued retiree benefits	306	283
Other, net	(15)	(42)
Net cash provided by (used in) operating activities from continuing operations	283	(41)
Net cash provided by (used in) operating activities from discontinued operations	1	—
Net cash provided by (used in) operating activities	284	(41)
Cash flows from investing activities
Additions to property, plant and equipment	(219)	(86)
Proceeds from sales of property, plant and equipment	—	11
Additions to capitalized internal use software	(12)	(16)
Purchases of short-term investments	—	(399)
Maturities of short-term investments	309	100
Payments for purchases of acquired companies, net of cash received	—	(39)
Other	(1)	(1)
Net cash provided by (used in) investing activities	77	(430)
Cash flows from financing activities
Dividends paid	(230)	(215)
Net borrowings (payments) on commercial paper	—	—
Repurchases of common stock under share repurchase programs	(400)	(400)
Repurchases of common stock to satisfy tax withholding obligations	(72)	(38)
Contribution from noncontrolling interest in Forcepoint	—	8
Other	(5)	—
Net cash provided by (used in) financing activities	(707)	(645)
Net increase (decrease) in cash, cash equivalents and restricted cash	(346)	(1,116)
Cash, cash equivalents and restricted cash at beginning of the year	3,115	3,303
Cash, cash equivalents and restricted cash at end of period	$2,769	$2,187

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation
We prepared the accompanying unaudited consolidated financial statements of Raytheon Company and all wholly-owned, majority-owned or otherwise controlled subsidiaries on the same basis as our annual audited financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

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

Note 2: Accounting Standards
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (2017 Act), from accumulated other comprehensive income to retained earnings. These stranded tax effects refer to the tax amounts included in accumulated other comprehensive income at the previous 35% U.S. statutory tax rate, for which the related deferred tax asset or liability was remeasured to the new 21% U.S. corporate statutory federal tax rate in the period of the 2017 Act enactment. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and can be applied either in the period of adoption or retrospectively to each period impacted by the 2017 Act. We elected to early adopt the new standard in the first quarter of 2018 and we elected to reclassify the stranded income tax effects of the 2017 Act from accumulated other comprehensive income to retained earnings in the period of adoption. This resulted in an increase to accumulated other comprehensive loss (AOCL) of $1,451 million and an increase in retained earnings of $1,451 million in the first quarter of 2018, almost all of which related to our pension and other postretirement benefit (PRB) plans, net. The standard did not have an impact on our results of operations or liquidity. Income tax effects remaining in accumulated other comprehensive income will be released into earnings as the related pretax amounts are reclassified to earnings.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changed certain presentation and disclosure requirements for employers that sponsor defined benefit pension and PRB plans. The new standard required the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. The new standard was effective for fiscal years beginning after December 15, 2017. We adopted the requirements of the new standard in the first quarter of 2018 on a retrospective basis for the presentation of only the service cost component in operating expenses, and the reclassification of the other components of the net benefit cost to retirement benefits non-service expense within non-operating (income) expense, net. The impact to our fiscal quarters and year-ended 2017 and year-ended 2016 financial results was as follows:

	Three Months Ended				Twelve Months Ended
(In millions)	Dec 31, 2017	Oct 1, 2017	Jul 2, 2017	Apr 2, 2017	Dec 31, 2017	Dec 31, 2016
Cost of sales	$(186)	$(222)	$(164)	$(164)	$(736)	$(458)
General and administrative expenses	(44)	(48)	(42)	(43)	(177)	(143)
Total operating expenses	(230)	(270)	(206)	(207)	(913)	(601)
Operating income	230	270	206	207	913	601
Total non-operating (income) expense, net	230	270	206	207	913	601
Income from continuing operations after taxes	—	—	—	—	—	—
Net income	$—	$—	$—	$—	$—	$—

The remaining provisions of the standard did not have a material impact on our financial position, results of operations or liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. We intend to adopt the standard on the effective date of January 1, 2019. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures and designing and implementing related processes and controls. We expect the standard to have an impact of approximately $1 billion on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact on our results of operations or liquidity.

Other new pronouncements issued but not effective until after April 1, 2018 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended
(In millions, except per share amounts)	Apr 1, 2018	Apr 2, 2017
Operating income	$115	$54
Income from continuing operations attributable to Raytheon Company	91	35
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.32	$0.12

In addition, net revenue recognized from our performance obligations satisfied in previous periods was $138 million and $75 million in the first quarters of 2018 and 2017, respectively. This primarily relates to EAC adjustments that impacted revenue.

Note 4: Earnings Per Share (EPS)
We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders and net income attributable to Raytheon Company, and our actual weighted-average shares outstanding rather than the numbers presented within our unaudited consolidated financial statements, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our unaudited consolidated financial statements. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

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

As described in “Note 11: Forcepoint Joint Venture,” we record redeemable noncontrolling interest related to Vista Equity Partners’ interest in Forcepoint. We reflect the redemption value adjustments for redeemable noncontrolling interest in both the basic and diluted EPS calculation for the portion of redemption value that is in excess of the fair value of noncontrolling interest. As a result, both basic and diluted EPS were increased by $0.01 in first quarter of 2017.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	Three Months Ended
	Apr 1, 2018	Apr 2, 2017
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.87	$0.80
Undistributed earnings	1.33	0.93
Total	$2.20	$1.73
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.87	$0.80
Undistributed earnings	1.33	0.93
Total	$2.20	$1.73
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was a loss of less than $0.01 and earnings of $0.01 for the first quarters of 2018 and 2017, respectively.

Income attributable to participating securities was as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Income from continuing operations attributable to participating securities	$7	$7
Income (loss) from discontinued operations, net of tax attributable to participating securities(1)	—	—
Net income attributable to participating securities	$7	$7

(1)
Income (loss) from discontinued operations, net of tax attributable to participating securities was a loss of less than $1 million and income of less than $1 million for the first quarters of 2018 and 2017, respectively.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Shares for basic EPS(1)	288.5	292.5
Effect of dilutive securities	0.3	0.3
Shares for diluted EPS	288.8	292.8

(1)	Includes 3.2 million and 4.1 million participating securities for the first quarters of 2018 and 2017, respectively.

Note 5: Inventories
Inventories consisted of the following:

(In millions)	Apr 1, 2018	Dec 31, 2017
Materials and purchased parts	$73	$69
Work in process	545	504
Finished goods	22	21
Total	$640	$594

Precontract costs are costs incurred to fulfill a contract prior to contract award. Precontract costs, including general and administrative expenses that are specifically chargeable to the customer, are deferred in inventories if we determine that the costs are probable of recovery under a specific anticipated contract. All other precontract costs, including start-up costs, are expensed as incurred. Costs that are deferred are recognized as contract costs upon the receipt of the anticipated contract. We included deferred precontract costs of $121 million and $101 million in inventories as work in process at April 1, 2018 and December 31, 2017, respectively.

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

Net contract assets (liabilities) consisted of the following:

(In millions, except percentages)	Apr 1, 2018	Dec 31, 2017	$ Change	% Change
Contract assets	$5,444	$5,247	$197	3.8%
Contract liabilities—current	(2,949)	(2,927)	(22)	0.8%
Contract liabilities—noncurrent	(119)	(127)	8	(6.3)%
Net contract assets (liabilities)	$2,376	$2,193	$183	8.3%

The $183 million increase in our net contract assets (liabilities) from December 31, 2017 to April 1, 2018 was primarily due to a $197 million increase in our contract assets, principally due to the timing of milestone payments on certain international programs.

In the first quarters of 2018 and 2017, we recognized revenue of $652 million and $612 million related to our contract liabilities at January 1, 2018 and January 1, 2017, respectively.

Impairment losses recognized on our receivables and contract assets were de minimis in the first quarters of 2018 and 2017.

Note 7: Deferred Commissions
Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our security software sales at Forcepoint, are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. At April 1, 2018 and December 31, 2017, we had deferred commissions of $38 million and $37 million, respectively. Amortization expense related to deferred commissions was $8 million and $5 million in the first quarters of 2018 and 2017, respectively.

Note 8: Acquisitions and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria. There were no acquisitions in the first quarter of 2018.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint(1)	Total
Balance at December 31, 2017	$1,706	$2,967	$4,154	$4,106	$1,938	$14,871
Effect of foreign exchange rates and other	—	—	—	—	—	—
Balance at April 1, 2018	$1,706	$2,967	$4,154	$4,106	$1,938	$14,871

(1)
At April 1, 2018, Forcepoint’s fair value was estimated to exceed its net book value by approximately $1.3 billion. As discussed in “Note 11: Forcepoint Joint Venture,” we are required to determine Forcepoint’s fair value on a quarterly basis due to the accounting related to the redeemable noncontrolling interest.

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

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of our outstanding foreign currency forward contracts was $1,215 million and $1,354 million at April 1, 2018 and December 31, 2017, respectively. The net notional exposure of these contracts was approximately $522 million and $525 million at April 1, 2018 and December 31, 2017, respectively.

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency contracts were $27 million and $25 million, respectively, at April 1, 2018 and $28 million and $17 million, respectively, at December 31, 2017. The fair values of these derivatives are Level 2 in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

Our foreign currency forward contracts contain offset or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At April 1, 2018 and December 31, 2017, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at April 1, 2018 or December 31, 2017.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date and current rates. At April 1, 2018 we had no short-term investments as all short-term investments outstanding at December 31, 2017 matured in the first quarter of 2018. At December 31, 2017, we had short-term investments of $297 million, consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 or P-1. The amortized cost of these securities closely approximated their fair value at

December 31, 2017. In the first quarter of 2017, we recorded unrealized gains on short-term investments of less than $1 million, net of tax, in AOCL. We did not have any sales of short-term investments in the first quarters of 2018 or 2017.

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

(In millions)	Apr 1, 2018	Dec 31, 2017
Carrying value of long-term debt	$4,751	$4,750
Fair value of long-term debt	5,154	5,293

We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first quarter of 2018.

At April 1, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.051% and 9 days, respectively. At December 31, 2017, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 1.583% and 20 days, respectively. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.

Supplemental Cash Flow Information—The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

(In millions)	Apr 1, 2018	Dec 31, 2017
Cash and cash equivalents	$2,748	$3,103
Restricted cash	21	12
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$2,769	$3,115

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

(In millions, except percentages)	Apr 1, 2018	Dec 31, 2017
Total remediation costs—undiscounted	$210	$206
Weighted-average discount rate	5.2%	5.2%
Total remediation costs—discounted	$147	$142
Recoverable portion	95	92

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

(In millions)	Apr 1, 2018	Dec 31, 2017
Guarantees	$224	$216
Letters of credit	2,797	2,416
Surety bonds	166	166

All guarantees at April 1, 2018 and December 31, 2017 related to our joint venture in Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2). Included in letters of credit above were $49 million and $47 million at April 1, 2018 and December 31, 2017, respectively, related to our joint venture in TRS AMDC2. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At April 1, 2018, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at April 1, 2018. We had an estimated liability of $2 million at both April 1, 2018 and December 31, 2017 related to these guarantees.

As discussed in “Note 11: Forcepoint Joint Venture,” under the joint venture agreement between Raytheon Company and Vista Equity Partners, Raytheon may be required to purchase Vista Equity Partners’ interest in Forcepoint.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or in-country industrial participation (ICIP) agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At April 1, 2018, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

Note 11: Forcepoint Joint Venture
Forcepoint is a cybersecurity joint venture company with Vista Equity Partners. The joint venture agreement between Raytheon and Vista Equity Partners provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option, which became exercisable on May 29, 2017. The put option allows Vista Equity Partners to require Raytheon to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, at any time on or after May 29, 2018, Raytheon has the option to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of Vista Equity Partners’ put option or Raytheon’s purchase option; however, the ultimate timing will depend on the actions of the parties and other factors. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest in our consolidated balance sheets could differ from the parties’ determination of fair value for the interest under the joint venture agreement.

Vista Equity Partners’ adjusted equity interest in the Forcepoint joint venture was 19.5% at April 1, 2018. Vista Equity Partners’ interest in Forcepoint is presented as redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date, which was $492 million at April 1, 2018, or the carrying value, defined as the initial value adjusted for Vista Equity Partners’ share of the cumulative impact of net income (loss), other changes in accumulated other comprehensive income (loss) and additional contributions, which was $300 million at April 1, 2018. Adjustments to the redemption value over the period from the date of acquisition to the redemption date are immediately recorded to retained earnings.

A rollforward of redeemable noncontrolling interest was as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Beginning balance	$512	$449
Net income (loss)	(10)	(6)
Other comprehensive income (loss), net of tax(1)	1	—
Contribution from noncontrolling interest	—	8
Adjustment of noncontrolling interest to redemption value	(11)	(102)
Ending balance	$492	$349

(1)	Other comprehensive income (loss), net of tax, was income of less than $1 million for the first quarter of 2017.

Note 12: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Beginning balance	288.4	292.8
Stock plans activity	1.0	1.1
Share repurchases	(2.2)	(2.9)
Ending balance	287.2	291.0

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. In November 2017, our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At April 1, 2018, we had approximately $2.4 billion available under the 2017 and 2015 repurchase programs. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, RSUs and LTPP awards issued to employees.

Our share repurchases were as follows:

	Three Months Ended
(In millions)	Apr 1, 2018		Apr 2, 2017
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$400	1.9	$400	2.7
Shares repurchased to satisfy tax withholding obligations	72	0.3	38	0.2
Total share repurchases	$472	2.2	$438	2.9

In March 2018, our Board of Directors authorized an 8.8% increase to our annual dividend payout rate from $3.19 to $3.47 per share. Our Board of Directors also declared dividends of $0.8675 per share during the first quarter of 2018, compared to dividends of $0.7975 per share during the first quarter of 2017. Dividends are subject to quarterly approval by our Board of Directors.

Stock-based Compensation Plans
Restricted Stock and RSUs—During the first quarter of 2018, we granted 0.7 million combined shares of restricted stock and RSUs with a weighted-average grant-date fair value of $213.39 per share, calculated under the intrinsic value method. These awards generally vest in equal installments on each of the second, third and fourth anniversary dates of the award’s grant date.

LTPP—During the first quarter of 2018, we granted RSUs subject to the 2018–2020 LTPP plan with an aggregate target award of 0.1 million units and a weighted-average grant-date fair value of $205.43 per share. The performance goals for the 2018–2020 LTPP award are independent of each other and based on three metrics, as defined in the LTPP award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers. The grant-date fair value is based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award.

Forcepoint Plans—In 2015, Forcepoint established long-term incentive plans that provide for awards of unit appreciation rights and profits interests in the joint venture to Forcepoint management and key employees. Awards are approved by the Board of Forcepoint. These awards vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the joint venture. In certain limited circumstances other vesting conditions may apply, and the impact attributable to these vesting conditions was expense of $1 million for the first quarter of 2018 and income of $1 million for the first quarter of 2017. At April 1, 2018, there were 174 thousand combined units and/or profits interests authorized for award under these plans.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes gains and losses associated with pension and PRB, foreign exchange translation adjustments, the effective portion of gains and losses on derivative instruments qualified as cash flow hedges, and unrealized gains (losses) on available-for-sale investments. The computation of other comprehensive income (loss) and its components are presented in the consolidated statements of comprehensive income (loss).

A rollforward of accumulated other comprehensive income (loss) was as follows:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2017	$(7,843)	$(95)	$6	$(3)	$(7,935)
Before tax amount	348	24	(10)	—	362
Tax (expense) or benefit	(73)	—	2	—	(71)
Net of tax amount	275	24	(8)	—	291
Reclassification of stranded tax effects	(1,452)	—	1	—	(1,451)
Balance at April 1, 2018	$(9,020)	$(71)	$(1)	$(3)	$(9,095)

Balance at December 31, 2016	$(7,234)	$(175)	$—	$(2)	$(7,411)
Before tax amount	282	11	(2)	—	291
Tax (expense) or benefit	(99)	—	1	—	(98)
Net of tax amount	183	11	(1)	—	193
Balance at April 2, 2017	$(7,051)	$(164)	$(1)	$(2)	$(7,218)

(1)	Pension and PRB plans, net, is shown net of cumulative tax benefits of $2,398 million and $3,923 million at April 1, 2018 and December 31, 2017, respectively.

(2)	Cash flow hedges are shown net of cumulative tax expense of zero and $3 million at April 1, 2018 and December 31, 2017, respectively.

(3)	Unrealized gains (losses) on investments and other, net are shown net of cumulative tax expense of $1 million at April 1, 2018 and December 31, 2017.

On December 22, 2017, the President signed the 2017 Act, which reduced the U.S. corporate statutory federal tax rate to 21% for 2018. At December 31, 2017 the deferred tax amounts recorded through other comprehensive income prior to the enactment date using the prior 35% statutory tax rate remained in other comprehensive income despite the fact that the related deferred tax assets and liabilities were remeasured to reflect the newly enacted tax rate of 21%. These are referred to as stranded tax effects. Under ASU 2018-02 we have elected to reclassify these stranded tax effects from AOCL to retained earnings in the first quarter of 2018. See “Note 2: Accounting Standards” for additional details. After the enactment date, any deferred tax amounts recorded to other comprehensive income are recorded at the 21% tax rate. The income tax effects remaining in AOCL will be released into earnings as the related pretax amounts are reclassified to earnings.

Other material amounts reclassified out of AOCL related to the amortization of net actuarial loss associated with our pension plans which were $344 million and $279 million before tax in the first quarters of 2018 and 2017, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income). See “Note 13: Pension and Other Employee Benefits” for additional details.

We expect $7 million of after tax net unrealized gains on our cash flow hedges at April 1, 2018 to be reclassified into earnings at then-current values over the next 12 months as the underlying hedged transactions occur.

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

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Apr 1, 2018	Dec 31, 2017
Marketable securities held in trust	$633	$633

Included in marketable securities held in trust in the table above was $408 million and $410 million at April 1, 2018 and December 31, 2017, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $422 million at both April 1, 2018 and December 31, 2017.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Operating expense
Service cost	$127	$117
Non-operating expense
Interest cost	253	267
Expected return on plan assets	(363)	(345)
Amortization of prior service cost included in net periodic pension expense	1	1
Recognized net actuarial loss	344	279
Total pension non-service expense	235	202
Net periodic pension expense (income)	$362	$319

Net periodic pension expense (income) includes income of $2 million and expense of less than $1 million from foreign Pension Benefits plans in the first quarters of 2018 and 2017, respectively.

Net periodic PRB expense was $5 million and $6 million in the first quarters of 2018 and 2017, respectively.

Long-term pension and PRB liabilities consisted of the following:

(In millions)	Apr 1, 2018	Dec 31, 2017
Long-term pension liabilities	$7,492	$7,515
Long-term PRB liabilities	368	368
Total long-term pension and PRB liabilities	$7,860	$7,883

We made the following contributions to our pension and PRB plans:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Required pension contributions	$58	$37
PRB contributions	3	5

We did not make any discretionary contributions to our pension plans during the first quarters of 2018 and 2017; however, we periodically evaluate whether to make discretionary contributions.

Note 14: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We have participated in the IRS Compliance Assurance Process (CAP) program since 2011. All IRS examinations of our tax years prior to 2015 are closed. We continue to participate in the CAP program for the 2015, 2016, 2017 and 2018 tax years. We are also under audit by multiple state and foreign tax authorities. In December 2017, we received the IRS Revenue Agent’s Report for the 2015 tax year which proposed approximately $41 million in adjustments related to the Forcepoint transaction and a U.K. share redemption transaction. We disagree with the adjustments and have protested the proposed adjustments with the IRS Appeals division. Therefore, no amount related to these IRS adjustments is reflected in unrecognized tax benefits as of April 1, 2018.

There has been no material change in our unrecognized tax benefit since December 31, 2017.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act of 2017 (2017 Act) which enacted a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduced the U.S. corporate statutory federal tax rate to 21% effective in 2018, eliminated the domestic manufacturing deduction benefit and introduced other tax base broadening measures, changed rules for expensing and capitalizing business expenditures, established a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provided for a one-time transition tax on previously undistributed foreign earnings, and introduced new rules for the treatment of certain export sales.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provided companies with additional guidance on how to account for the 2017 Act in their financial statements, allowing companies to use a measurement period. At April 1, 2018, we had not completed our accounting for the tax effects of enactment of the 2017 Act. We made a reasonable estimate of the remeasurement of our existing deferred tax balances and the one-time transition tax for foreign earnings and profits (E&P), and recognized these provisional amounts in the fourth quarter of 2017. In the first quarter of 2018, we refined our provisional calculation for the one-time transition tax for foreign E&P and recognized an additional income tax expense of $13 million. The refinement of the estimate was primarily due to the issuance of new guidance by the IRS, specifically IRS Notices 2018-07, 2018-13 and 2018-26. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We will finalize both provisional estimates before the end of 2018 after completing our reviews and analysis of any additional interpretations issued during this measurement period and our analysis of foreign E&P as it relates to the one-time transition tax.

With the adoption of a minimum tax on foreign earnings, the Company will be subject to tax on global intangible low-taxed income (GILTI) in future periods. We are continuing to evaluate this provision and will not make a policy election on how to account for GILTI (as a period expense or as part of our rate on deferred taxes) until we have the necessary information available, including the interpretations of the new rules, to analyze the impacts and complete our analysis. We will make an election before the end of 2018. Because we have not made a policy election, no amounts for GILTI are included in our deferred taxes.

Although we believe the significant impacts from the 2017 Act are those described above, we continue to review and evaluate the other provisions of the 2017 Act. This review could result in changes to the amounts we have provisionally recorded. We will complete this review and evaluation before the end of 2018.

Note 15: Business Segment Reporting
Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Forcepoint. Segment total net sales and operating income include intersegment sales and profit generally recorded at cost-plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Eliminations include intersegment sales and profit eliminations. Corporate operating income includes expenses that represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance. Acquisition Accounting Adjustments include the adjustments to record acquired deferred revenue at fair value as part of our purchase price allocation process and the amortization of acquired intangible assets related to historical acquisitions.

Segment financial results were as follows:

	Three Months Ended
Total Net Sales (in millions)	Apr 1, 2018	Apr 2, 2017
Integrated Defense Systems	$1,489	$1,398
Intelligence, Information and Services	1,582	1,507
Missile Systems	1,848	1,756
Space and Airborne Systems	1,568	1,555
Forcepoint	141	144
Eliminations	(357)	(350)
Total business segment sales	6,271	6,010
Acquisition Accounting Adjustments	(4)	(10)
Total	$6,267	$6,000

	Three Months Ended
Intersegment Sales (in millions)	Apr 1, 2018	Apr 2, 2017
Integrated Defense Systems	$15	$15
Intelligence, Information and Services	162	177
Missile Systems	35	28
Space and Airborne Systems	139	126
Forcepoint	6	4
Total	$357	$350

	Three Months Ended
Operating Income (in millions)	Apr 1, 2018	Apr 2, 2017
Integrated Defense Systems	$273	$212
Intelligence, Information and Services	117	111
Missile Systems	212	216
Space and Airborne Systems	193	190
Forcepoint	(7)	16
Eliminations	(40)	(37)
Total business segment operating income	748	708
Acquisition Accounting Adjustments	(33)	(42)
FAS/CAS Operating Adjustment	354	315
Corporate	(28)	(33)
Total	$1,041	$948

	Three Months Ended
Intersegment Operating Income (in millions)	Apr 1, 2018	Apr 2, 2017
Integrated Defense Systems	$2	$1
Intelligence, Information and Services	17	17
Missile Systems	3	3
Space and Airborne Systems	14	13
Forcepoint	4	3
Total	$40	$37

The FAS/CAS Operating Adjustment, which is reported as a separate line in our segment results above, represents the difference between the service cost component of our pension and PRB expense or income under Financial Accounting Standards (FAS) in accordance with U.S. GAAP and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS). In the first quarter of 2018, we adopted the requirements of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a retrospective basis, which reclassified all components of FAS expense, other than service cost, to non-operating income. The results of each segment only include pension and PRB expense under CAS that we generally recover through the pricing of our products and services to the U.S. government. The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
FAS/CAS Pension Operating Adjustment	$351	$311
FAS/CAS PRB Operating Adjustment	3	4
FAS/CAS Operating Adjustment	$354	$315

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Apr 1, 2018	Dec 31, 2017
Integrated Defense Systems(1)	$5,188	$4,679
Intelligence, Information and Services(1)	4,264	4,230
Missile Systems(1)	7,388	7,338
Space and Airborne Systems(1)	6,733	6,696
Forcepoint(1)	2,466	2,543
Corporate	4,458	5,374
Total	$30,497	$30,860

(1)	Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

We disaggregate our revenue from contracts with customers by geographic location, customer-type and contract-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended April 1, 2018
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$226	$252	$584	$544	$21	$—	$1,627
Cost-type contracts	402	956	630	642	3	—	2,633
Direct commercial sales and other U.S. sales
Fixed-price contracts	2	28	11	26	49	—	116
Cost-type contracts	—	4	—	—	—	—	4
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	29	51	96	30	—	—	206
Cost-type contracts	25	14	17	2	—	—	58
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	146	44	43	50	16	—	299
Cost-type contracts	27	—	—	2	—	—	29
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	195	3	81	54	—	—	333
Cost-type contracts	32	1	6	15	—	—	54
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	347	5	231	21	6	—	610
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	—	—	25	9	—	—	34
Cost-type contracts	8	—	24	1	—	—	33
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	33	51	65	33	36	—	218
Cost-type contracts	2	11	—	—	—	—	13
Total net sales	1,474	1,420	1,813	1,429	131	—	6,267
Intersegment sales	15	162	35	139	6	(357)	—
Acquisition Accounting Adjustments	—	—	—	—	4	(4)	—
Reconciliation to business segment sales	$1,489	$1,582	$1,848	$1,568	$141	$(361)	$6,267

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended April 1, 2018
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$630	$1,240	$1,225	$1,212	$73	$4,380
Asia/Pacific	227	109	156	84	16	592
Middle East and North Africa	574	9	318	90	6	997
All other (principally Europe)	43	62	114	43	36	298
Total net sales	$1,474	$1,420	$1,813	$1,429	$131	$6,267

	Three Months Ended April 1, 2018
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$628	$1,208	$1,214	$1,186	$24	$4,260
U.S. direct commercial sales and other U.S. sales	2	32	11	26	49	120
Foreign military sales through the U.S. government	289	69	249	111	—	718
Foreign direct commercial sales and other foreign sales(1)	555	111	339	106	58	1,169
Total net sales	$1,474	$1,420	$1,813	$1,429	$131	$6,267

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended April 1, 2018
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$978	$434	$1,136	$767	$128	$3,443
Cost-type contracts	496	986	677	662	3	2,824
Total net sales	$1,474	$1,420	$1,813	$1,429	$131	$6,267

	Three Months Ended April 2, 2017
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$185	$263	$604	$531	$22	$—	$1,605
Cost-type contracts	370	861	483	662	3	—	2,379
Direct commercial sales and other U.S. sales
Fixed-price contracts	2	26	—	7	53	—	88
Cost-type contracts	—	10	—	—	—	—	10
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	44	43	71	18	—	—	176
Cost-type contracts	34	17	17	2	—	—	70
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	158	37	47	74	12	—	328
Cost-type contracts	39	—	—	—	—	—	39
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	269	5	104	40	—	—	418
Cost-type contracts	38	—	6	—	—	—	44
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	223	6	233	52	6	—	520
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	—	2	26	8	—	—	36
Cost-type contracts	5	—	17	2	—	—	24
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	11	54	119	33	34	—	251
Cost-type contracts	5	6	1	—	—	—	12
Total net sales	1,383	1,330	1,728	1,429	130	—	6,000
Intersegment sales	15	177	28	126	4	(350)	—
Acquisition Accounting Adjustments	—	—	—	—	10	(10)	—
Reconciliation to business segment sales	$1,398	$1,507	$1,756	$1,555	$144	$(360)	$6,000

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended April 2, 2017
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$557	$1,160	$1,087	$1,200	$78	$4,082
Asia/Pacific	275	97	135	94	12	613
Middle East and North Africa	530	11	343	92	6	982
All other (principally Europe)	21	62	163	43	34	323
Total net sales	$1,383	$1,330	$1,728	$1,429	$130	$6,000

	Three Months Ended April 2, 2017
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$555	$1,124	$1,087	$1,193	$25	$3,984
U.S. direct commercial sales and other U.S. sales	2	36	—	7	53	98
Foreign military sales through the U.S. government	390	67	241	70	—	768
Foreign direct commercial sales and other foreign sales(1)	436	103	400	159	52	1,150
Total net sales	$1,383	$1,330	$1,728	$1,429	$130	$6,000

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended April 2, 2017
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$892	$436	$1,204	$763	$127	$3,422
Cost-type contracts	491	894	524	666	3	2,578
Total net sales	$1,383	$1,330	$1,728	$1,429	$130	$6,000

Note 16: Remaining Performance Obligations
Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). As of April 1, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $38,139 million. The Company expects to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

With respect to the unaudited consolidated financial information of Raytheon Company for the three months ended April 1, 2018 and April 2, 2017, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated April 26, 2018, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Raytheon Company
Results of Review of Financial Statements
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of April 1, 2018, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the three-month periods ended April 1, 2018 and April 2, 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the year then ended (not presented herein), and in our report dated February 14, 2018, which included a paragraph describing a change in the manner of accounting for revenue from contracts with customers in 2017 and the manner of accounting for the income tax effects of share-based payment transactions in 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
April 26, 2018

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

We operate in five segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Forcepoint. For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017.

As previously announced, effective January 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost on a retrospective basis as discussed in “Note 2: Accounting Standards” within Item 1 of this Form 10-Q. All amounts and disclosures set forth in this Form 10-Q reflect these changes.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and our unaudited consolidated financial statements included in this Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS
As described in our “Cautionary Note Regarding Forward-Looking Statements” on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may result in differences in the number of work days in the current and comparable prior interim period and could affect period-to-period comparisons. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.

Total Net Sales
The composition of external net sales by products and services for each segment for the first quarter of 2018 was approximately the following:

(% of segment total external net sales)	IDS	IIS	MS	SAS	Forcepoint
Products	90%	45%	95%	100%	90%
Services	10%	55%	5%	—%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
Net sales
Products	$5,254	$5,044	83.8%	84.1%
Services	1,013	956	16.2%	15.9%
Total net sales	$6,267	$6,000	100.0%	100.0%

Total Net Sales - First Quarter of 2018 vs. First Quarter of 2017—The increase in total net sales of $267 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to higher external net sales of $91 million at IDS, $90 million at IIS and $85 million at MS. The increase in external net sales at IDS was primarily due to higher net sales on an international Patriot® program awarded in the first quarter of 2018, partially offset by lower net sales on certain international Patriot programs due to the scheduled completion of certain production phases of the programs. The increase in external net sales at IIS was primarily due to higher net sales on classified programs and higher net sales on programs in support of the U.S. Army’s Warfighter Field Operations Customer Support (Warfighter FOCUS) activities driven principally by customer determined activity levels. The increase in external net sales at MS was primarily due to higher net sales on classified programs and higher net sales on the Standard Missile-2 (SM-2) program due to planned increases in production, partially offset by lower net sales on the Exoatmospheric Kill Vehicle (EKV) program and lower net sales on the Tube-launched, Optically-tracked, Wireless-guided (TOW®) program both due to planned declines in production.

Products and Services Net Sales - First Quarter of 2018 vs. First Quarter of 2017—The increase in products net sales of $210 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to higher external products net sales of $89 million at IDS and $69 million at MS. The increase in external products net sales at IDS was primarily due to the programs discussed above. The increase in external products net sales at MS was primarily due to the programs discussed above, partially offset by lower external product net sales on the Paveway™ program due to international requirements. The increase in services net sales of $57 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to higher external services net sales of $64 million at IIS primarily due to the programs in support of the U.S. Army’s Warfighter FOCUS activities discussed above with the remaining change spread across numerous programs with no individual or common significant driver.

Sales to Major Customers - First Quarter of 2018 vs. First Quarter of 2017

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017	Apr 1, 2018	Apr 2, 2017
Sales to the U.S. government(1)(2)	$4,260	$3,984	68%	66%
U.S. direct commercial sales and other U.S. sales	120	98	2%	2%
Foreign military sales through the U.S. government	718	768	11%	13%
Foreign direct commercial sales and other foreign sales(1)	1,169	1,150	19%	19%
Total net sales	$6,267	$6,000	100%	100%

(1)	Excludes foreign military sales through the U.S. government.

(2)
Includes sales to the U.S. Department of Defense (DoD) of $4,080 million, or 65% of total net sales, in the first quarter of 2018 and $3,782 million, or 63% of total net sales, in the first quarter of 2017.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017(1)	Apr 1, 2018	Apr 2, 2017(1)
Cost of sales
Products	$3,737	$3,617	59.6%	60.3%
Services	795	749	12.7%	12.5%
Total cost of sales	$4,532	$4,366	72.3%	72.8%

(1)
Amounts have been recasted to reflect the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as discussed in "Note 2: Accounting Standards" within Item 1 of this Form 10-Q.

Total Cost of Sales - First Quarter of 2018 vs. First Quarter of 2017—The increase in total cost of sales of $166 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to higher external cost of sales at IIS and MS primarily due to the programs described above in Total Net Sales.

Products and Services Cost of Sales - First Quarter of 2018 vs. First Quarter of 2017—The increase in products cost of sales of $120 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to higher external products cost of sales at MS primarily due to the programs described above in Total Net Sales. The increase in services cost of sales of $46 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to higher external services cost of sales at IIS primarily due to the programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017(1)	Apr 1, 2018	Apr 2, 2017(1)
Administrative and selling expenses	$528	$523	8.4%	8.7%
Research and development expenses	166	163	2.6%	2.7%
Total general and administrative expenses	$694	$686	11.1%	11.4%

(1)
Amounts have been recasted to reflect the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as discussed in "Note 2: Accounting Standards" within Item 1 of this Form 10-Q.

Administrative and selling expenses in the first quarter of 2018 were relatively consistent with the first quarter of 2017.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $10 million and $9 million in the first quarters of 2018 and 2017, respectively.

Research and development expenses in the first quarter of 2018 were relatively consistent with the first quarter of 2017.

Total Operating Expenses

	Three Months Ended
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017(1)
Total operating expenses	$5,226	$5,052
% of Total Net Sales	83.4%	84.2%

(1)
Amounts have been recasted to reflect the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as discussed in "Note 2: Accounting Standards" within Item 1 of this Form 10-Q.

The increase in total operating expenses of $174 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the increase in total cost of sales of $166 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017(1)
Operating income	$1,041	$948
% of Total Net Sales	16.6%	15.8%

(1)
Amounts have been recasted to reflect the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as discussed in "Note 2: Accounting Standards" within Item 1 of this Form 10-Q.

The increase in operating income of $93 million in the first quarter of 2018 compared to the first quarter of 2017 was due to the increase in total net sales of $267 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $174 million, the primary drivers of which are described above in Total Operating Expenses.

Total Non-Operating (Income) Expense, Net

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017(1)
Non-operating (income) expense, net
Retirement benefits non-service expense	$239	$207
Interest expense	47	58
Interest income	(7)	(5)
Other (income) expense, net	5	(7)
Total non-operating (income) expense, net	$284	$253

(1)
Amounts have been recasted to reflect the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as discussed in "Note 2: Accounting Standards" within Item 1 of this Form 10-Q.

The increase in total non-operating (income) expense, net of $31 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to an increase in retirement benefits non-service expense of $32 million principally driven by the lower discount rate at December 31, 2017 compared to the discount rate at December 31, 2016 and our annual actuarial update which takes into account final census data as described in our Annual Report on Form 10-K for the year ended December 31, 2017, partially offset by favorable asset performance and higher discretionary pension contributions in 2017. Also included in the change in total non-operating (income) expense, net was a $12 million change in the mark-to-market of marketable securities held in trust associated with certain of our non-qualified deferred compensation and employee benefit plans, due to net losses of $4 million in the first quarter of 2018 compared to net gains of $8 million in the first quarter of 2017, and a decrease in interest expense of $11 million due to the repurchase of long-term debt in the second quarter of 2017.

Federal and Foreign Income Taxes

	Three Months Ended
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017
Federal and foreign income taxes	$133	$198
Effective tax rate	17.6%	28.5%

On December 22, 2017, the President signed the Tax Cuts and Jobs Act of 2017 (2017 Act) which enacted a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduced the U.S. corporate statutory federal tax rate to 21% effective in 2018, eliminated the domestic manufacturing deduction benefit and introduced other tax base broadening measures, changed rules for expensing and capitalizing business expenditures, established a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provided for a one-time transition tax on previously undistributed foreign earnings, and introduced new rules for the treatment of certain export sales.

At April 1, 2018, we have not completed our accounting for the tax effects of enactment of the 2017 Act. We continue to prepare, review and assess certain information and perform analyses related to the 2017 Act. For a more detailed discussion of the effects of the 2017 Act refer to “Note 14: Income Taxes” within Item 1 of this Form 10-Q.

We recognize excess tax benefits and tax deficiencies related to our equity compensation in the income statement which could result in fluctuations in our effective tax rate period over period depending on the volatility of our stock price and how many awards vest in the period.

Our effective tax rate in the first quarter of 2018 was 17.6% compared to 28.5% in the first quarter of 2017. The decrease of 10.9% was primarily due to the decrease in the statutory federal rate, which decreased the rate by 14.0%, foreign derived intangible income (FDII), which decreased the rate by 3.0% and the tax benefit recognized upon settlement of stock-based awards, which decreased the rate by 1.5%, partially offset by the repeal of the domestic manufacturing deduction, which unfavorably impacted the rate by 3.0%, the foreign rate differential, which increased the rate by 1.9% and the one-time transition tax on undistributed foreign earnings, which increased the rate by 1.7%. The remaining increase of 1.0% is composed of various unrelated items which individually or collectively are not significant.

Our effective tax rate in the first quarter of 2018 was 3.4% lower than the statutory federal rate primarily due to the tax benefit recognized upon settlement of stock-based awards, which decreased the rate by 3.4%, FDII, which decreased the rate by 3.0% and the Research and Development tax credit (R&D tax credit), which decreased the rate by 1.8%. Items which increased the effective tax rate were the foreign rate differential, which increased the rate by 1.9% and the one-time transition tax on undistributed foreign earnings, which increased the rate by 1.7%. The remaining increase of 1.2% is composed of various unrelated items which individually or collectively are not significant.

Our effective tax rate in the first quarter of 2017 was 6.5% lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 3.0%, the tax benefit recognized upon settlement of equity awards, which decreased the rate by 1.9% and the R&D tax credit, which decreased the rate by 1.4%. The remaining decrease of 0.2% is composed of various items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Income from continuing operations	$624	$497

The increase in income from continuing operations of $127 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to an increase of $93 million in operating income, the primary drivers of which are described above in Operating Income and a decrease of $65 million in federal and foreign income taxes, related to the decrease in our effective tax rate described above in Federal and Foreign Income Taxes, partially offset by an increase of $31 million in total non-operating (income) expense, net, the primary drivers of which are described above in Total Non-Operating (Income) Expense, Net.

Net Income

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Net income	$623	$500

The increase in net income of $123 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the $127 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted Earnings Per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended
(In millions, except per share amounts)	Apr 1, 2018	Apr 2, 2017
Income from continuing operations attributable to Raytheon Company	$634	$503
Diluted weighted-average shares outstanding	288.8	292.8
Diluted EPS from continuing operations attributable to Raytheon Company	$2.20	$1.73

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.47 in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below. Diluted EPS from continuing operations attributable to Raytheon Company common stockholders was increased by $0.01 in first quarter of 2017 for the impact of our redeemable noncontrolling interest redemption value adjustments, as discussed in “Note 4: Earnings Per Share (EPS)” within Item 1 of this Form 10-Q.

Our common stock share activity was as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Beginning balance	288.4	292.8
Stock plans activity	1.0	1.1
Share repurchases	(2.2)	(2.9)
Ending balance	287.2	291.0

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended
(In millions, except per share amounts)	Apr 1, 2018	Apr 2, 2017
Net income attributable to Raytheon Company	$633	$506
Diluted weighted-average shares outstanding	288.8	292.8
Diluted EPS attributable to Raytheon Company	$2.19	$1.74

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.45 in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the $0.47 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above in Diluted Earnings Per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders.

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

	Three Months Ended
Bookings (in millions)	Apr 1, 2018	Apr 2, 2017
Integrated Defense Systems	$2,475	$1,631
Intelligence, Information and Services	1,074	1,734
Missile Systems	1,390	743
Space and Airborne Systems	1,272	1,475
Forcepoint	100	105
Total	$6,311	$5,688

Included in bookings were international bookings of $2,848 million and $1,892 million in the first quarters of 2018 and 2017, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 45% and 33% of total bookings in the first quarters of 2018 and 2017, respectively.

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

Backlog (in millions)	Apr 1, 2018	Dec 31, 2017
Integrated Defense Systems	$10,160	$9,186
Intelligence, Information and Services	6,079	6,503
Missile Systems	13,037	13,426
Space and Airborne Systems	8,414	8,611
Forcepoint(1)	449	484
Total	$38,139	$38,210

(1)
Forcepoint backlog excludes the unfavorable impact of $8 million and $12 million at April 1, 2018 and December 31, 2017, respectively, related to the Acquisition Accounting Adjustments to record acquired deferred revenue at fair value.

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

Total net sales by segment were as follows:

	Three Months Ended
Total Net Sales (in millions)	Apr 1, 2018	Apr 2, 2017
Integrated Defense Systems	$1,489	$1,398
Intelligence, Information and Services	1,582	1,507
Missile Systems	1,848	1,756
Space and Airborne Systems	1,568	1,555
Forcepoint	141	144
Eliminations	(357)	(350)
Total business segment sales	6,271	6,010
Acquisition Accounting Adjustments	(4)	(10)
Total	$6,267	$6,000

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

Changes in net EAC adjustments typically relate to the current period impact of revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. For a full description of our EAC process, refer to “Note 3: Changes in Estimates under Percentage of Completion Contract Accounting” within Item 1 of this Form 10-Q. Given that we have thousands of individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

	Three Months Ended
EAC Adjustments (in millions)	Apr 1, 2018	Apr 2, 2017
Gross favorable	$206	$229
Gross unfavorable	(91)	(175)
Total net EAC adjustments	$115	$54

Significant EAC adjustments in the first quarters of 2018 and 2017 are discussed in the Operating Income and Margin section of each business segment’s discussion below. The increase in net EAC adjustments of $61 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the increase in net EAC adjustments at MS, IDS, and SAS.

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

Operating income by segment was as follows:

	Three Months Ended
Operating Income (in millions)	Apr 1, 2018	Apr 2, 2017
Integrated Defense Systems	$273	$212
Intelligence, Information and Services	117	111
Missile Systems	212	216
Space and Airborne Systems	193	190
Forcepoint	(7)	16
Eliminations	(40)	(37)
Total business segment operating income	748	708
Acquisition Accounting Adjustments	(33)	(42)
FAS/CAS Operating Adjustment	354	315
Corporate	(28)	(33)
Total	$1,041	$948

Integrated Defense Systems
	Three Months Ended
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017	% Change
Total net sales	$1,489	$1,398	6.5%
Total operating expenses
Cost of sales—labor	553	535	3.4%
Cost of sales—materials and subcontractors	466	419	11.2%
Other cost of sales and other operating expenses	197	232	(15.1)%
Total operating expenses	1,216	1,186	2.5%
Operating income	$273	$212	28.8%
Operating margin	18.3%	15.2%

Change in Operating Income (in millions)	Three Months Ended Apr 1, 2018 Versus Three Months Ended Apr 2, 2017
Volume		$4
Net change in EAC adjustments		15
Mix and other performance		42
Total change in operating income		$61

	Three Months Ended
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017	% Change
Bookings	$2,475	$1,631	51.7%

Total Net Sales—The increase in total net sales of $91 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to higher net sales of $203 million on an international Patriot program awarded in the first quarter of 2018, partially offset by lower net sales of $120 million on certain international Patriot programs due to the scheduled completion of certain production phases of the programs. Included in the change in net sales on the international Patriot programs discussed above was an estimated $90 million of net sales recognized in the first quarter of 2018 from previously inventoried costs.

Total Operating Expenses—The increase in total operating expenses of $30 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to an increase in materials and subcontractors costs of $47 million and an increase in labor costs of $18 million, partially offset by a decrease in other cost of sales and other operating expenses of $35 million. The increase in materials and subcontractors costs was primarily due to activity on the programs described above in Total Net Sales. The increase in labor costs was primarily due to activity on the international Patriot program awarded in the first quarter of 2018 described above in Total Net Sales and activity on an international early warning radar program awarded in the first quarter of 2017, partially offset by activity on the certain international Patriot programs described above in Total Net Sales. The decrease in other cost of sales and other operating expenses was primarily due to previously deferred precontract costs of $32 million recognized in the first quarter of 2017 related to the international early warning radar program awarded in the first quarter of 2017.

Operating Income and Margin—The increase in operating income of $61 million and the related increase in operating margin in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to a change in mix and other performance of $42 million principally driven by higher sales on the international Patriot program awarded in the first quarter of 2018 described above in Total Net Sales.

Backlog and Bookings—Backlog was $10,160 million at April 1, 2018 compared to $9,186 million at December 31, 2017. The increase in backlog of $974 million at April 1, 2018 compared to December 31, 2017 was primarily due to bookings in excess of sales principally within the Integrated Air and Missile Defense product line. Bookings increased by $844 million in the first quarter of 2018 compared to the first quarter of 2017. In the first quarter of 2018, IDS booked $1.6 billion to provide advanced Patriot air and missile defense capability to an international customer, $226 million to provide Patriot engineering services support for U.S. and international customers, $150 million to provide Patriot depot support for an international customer and $139 million to provide Patriot spares for an international customer. In the first quarter of 2017, IDS booked $987 million for the Upgraded Early Warning Radar (UEWR) system for Qatar and $220 million to provide Patriot engineering services support for U.S. and international customers.

Intelligence, Information and Services
	Three Months Ended
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017	% Change
Total net sales	$1,582	$1,507	5.0%
Total operating expenses
Cost of sales—labor	693	656	5.6%
Cost of sales—materials and subcontractors	578	546	5.9%
Other cost of sales and other operating expenses	194	194	—%
Total operating expenses	1,465	1,396	4.9%
Operating income	$117	$111	5.4%
Operating margin	7.4%	7.4%

Change in Operating Income (in millions)	Three Months Ended Apr 1, 2018 Versus Three Months Ended Apr 2, 2017
Volume		$5
Net change in EAC adjustments		9
Mix and other performance		(8)
Total change in operating income		$6

	Three Months Ended
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017	% Change
Bookings	$1,074	$1,734	(38.1)%

Total Net Sales—The increase in total net sales of $75 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to higher net sales of $31 million on classified programs and higher net sales of $22 million on programs in support of the U.S. Army’s Warfighter FOCUS activities driven principally by customer determined activity levels.

Total Operating Expenses—The increase in total operating expenses of $69 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to an increase in labor costs of $37 million and an increase in materials and subcontractors costs of $32 million. Approximately half of the increase in labor costs was driven by activity on the programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in materials and subcontractors’ cost was driven principally by activity on the classified programs described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $6 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to a net change in EAC adjustments of $9 million and an increase in volume of $5 million, partially offset by a change in mix and other performance of $8 million, all of which were spread across numerous programs with no individual or common significant driver. Operating margin in the first quarter of 2018 was consistent with the first quarter of 2017.

Backlog and Bookings—Backlog was $6,079 million at April 1, 2018 compared to $6,503 million at December 31, 2017. The decrease in backlog of $424 million at April 1, 2018 compared to December 31, 2017 was primarily due to sales in excess of bookings principally within the Global Training Solutions product line driven by Warfighter FOCUS program activity. See Commitments and Contingencies for a discussion of our recent failure to win the Army Training Aids, Devices, Simulators and Simulations Maintenance Program (ATMP) and subsequent protest. Bookings decreased by $660 million in the first quarter of 2018 compared to the first quarter of 2017. In the first quarter of 2018, IIS booked $80 million on domestic and foreign training programs in support of Warfighter FOCUS activities. IIS also booked $514 million on a number of classified contracts. In the first quarter of 2017, IIS booked approximately $930 million on U.S. Air Force programs and $390 million on a number of classified contracts.

Missile Systems
	Three Months Ended
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017	% Change
Total net sales	$1,848	$1,756	5.2%
Total operating expenses
Cost of sales—labor	622	549	13.3%
Cost of sales—materials and subcontractors	826	781	5.8%
Other cost of sales and other operating expenses	188	210	(10.5)%
Total operating expenses	1,636	1,540	6.2%
Operating income	$212	$216	(1.9)%
Operating margin	11.5%	12.3%

Change in Operating Income (in millions)	Three Months Ended Apr 1, 2018 Versus Three Months Ended Apr 2, 2017
Volume		$13
Net change in EAC adjustments		20
Mix and other performance		(37)
Total change in operating income		$(4)

	Three Months Ended
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017	% Change
Bookings	$1,390	$743	87.1%

Total Net Sales—The increase in total net sales of $92 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to higher net sales of $123 million on classified programs and higher net sales of $41 million on the Standard Missile-2 (SM-2) program due to planned increases in production, partially offset by lower net sales of $36 million on the

Exoatmospheric Kill Vehicle (EKV) program and lower net sales of $35 million on the Tube-launched, Optically-tracked, Wireless-guided (TOW) program both due to planned declines in production.

Total Operating Expenses—The increase in total operating expenses of $96 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the increase in labor costs of $73 million and the increase in materials and subcontractors costs of $45 million, partially offset by the decrease in other cost of sales and other operating expense of $22 million. The increase in labor costs was driven principally by the activity on the classified programs described above in Total Net Sales. Approximately half of the increase in materials and subcontractors costs was driven by international requirements on the Paveway program and activity on the programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The decrease in other cost of sales and other operating expense was primarily due to a $14 million change in the amount of previously deferred precontract costs recognized based on contract awards, lower general and administrative expenses driven primarily by the timing of independent research and development costs, partially offset by the timing of costs applied to contracts through rates, with the remaining change spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—Operating income in the first quarter of 2018 was relatively consistent with the first quarter of 2017. The change in mix and other performance of $37 million was principally driven by activity on the Paveway program, which had an impact of $22 million, primarily due to international requirements. The net change in EAC adjustments of $20 million was principally driven by a net change in EAC adjustments on the Advanced Medium-Range Air-to-Air Missile (AMRAAM®) program due to an increase in estimated labor and material production costs in the first quarter of 2017. The increase in volume of $13 million was primarily driven by activity on the classified programs described above in Total Net Sales. The decrease in operating margin in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the change in mix and other performance partially offset by the net change in EAC adjustments.

Backlog and Bookings—Backlog was $13,037 million at April 1, 2018 compared to $13,426 million at December 31, 2017. The decrease in backlog of $389 million at April 1, 2018 compared to December 31, 2017 was primarily due to sales in excess of bookings, principally within our Air and Missile Defense Systems product line. Bookings increased by $647 million in the first quarter of 2018 compared to the first quarter of 2017. In the first quarter of 2018, MS booked $552 million for AMRAAM for the U.S. Air Force, U.S. Navy and international customers, $186 million for Small Diameter Bomb II (SDB II™) for the U.S. Air Force and $114 million for Commander’s Independent Thermal Viewers (CITV) for the U.S. Army and an international customer. MS also booked $130 million on a number of classified contracts. In the first quarter of 2017, MS booked $203 million for AIM-9X Sidewinder short-range air-to-air missiles for U.S. and international customers and $159 million for Paveway for international customers.

Space and Airborne Systems
	Three Months Ended
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017	% Change
Total net sales	$1,568	$1,555	0.8%
Total operating expenses
Cost of sales—labor	688	666	3.3%
Cost of sales—materials and subcontractors	391	442	(11.5)%
Other cost of sales and other operating expenses	296	257	15.2%
Total operating expenses	1,375	1,365	0.7%
Operating income	$193	$190	1.6%
Operating margin	12.3%	12.2%

Change in Operating Income (in millions)	Three Months Ended Apr 1, 2018 Versus Three Months Ended Apr 2, 2017
Volume		$1
Net change in EAC adjustments		13
Mix and other performance		(11)
Total change in operating income		$3

	Three Months Ended
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017	% Change
Bookings	$1,272	$1,475	(13.8)%

Total Net Sales—Total net sales in the first quarter of 2018 were relatively consistent with the first quarter of 2017.

Total Operating Expenses—Total operating expenses in the first quarter of 2018 were relatively consistent with the first quarter of 2017. The increase in other cost of sales and other operating expenses of $39 million was driven primarily by higher other direct program costs principally due to an increase in software royalty and licensing costs based on the timing of program requirements. The decrease in materials and subcontractors costs of $51 million was principally driven by activity on classified programs due to planned reduced schedule requirements.

Operating Income and Margin—Operating income and margin in the first quarter of 2018 were relatively consistent with the first quarter of 2017. The net change in EAC adjustments of $13 million was primarily driven by a change in net EAC adjustments on protected communication systems development and production programs due to an increase in estimated labor and material costs in the first quarter of 2017. The change in mix and other performance of $11 million was primarily driven by activity on an international tactical radar systems program due to scheduled completion of certain production phases.

Backlog and Bookings—Backlog was $8,414 million at April 1, 2018 compared to $8,611 million at December 31, 2017. The decrease in backlog of $197 million at April 1, 2018 compared to December 31, 2017 was primarily due to sales in excess of bookings principally within the Space Systems product line. Bookings decreased by $203 million in the first quarter of 2018 compared to the first quarter of 2017. In the first quarter of 2018, SAS booked $87 million for the next-generation Multi-Spectral Targeting System (MTS) for the U.S. Air Force and $85 million for radar components for the U.S. Navy. SAS also booked $356 million on a number of classified contracts. In the first quarter of 2017, SAS booked $256 million for Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and $250 million on two contracts for international customers, one for military processors and one for radar warning receivers. SAS also booked $402 million on a number of classified contracts.

Forcepoint
	Three Months Ended
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017	% Change
Total net sales	$141	$144	(2.1)%
Total operating expenses
Cost of sales	27	25	8.0%
Selling and marketing	64	54	18.5%
Research and development	37	32	15.6%
General and administrative	20	17	17.6%
Total operating expenses	148	128	15.6%
Operating income (loss)	$(7)	$16	(143.8)%
Operating margin	(5.0)%	11.1%

	Three Months Ended
(In millions, except percentages)	Apr 1, 2018	Apr 2, 2017	% Change
Bookings	$100	$105	(4.8)%

Total Net Sales—Total net sales in the first quarter of 2018 were relatively consistent with the first quarter of 2017. Included in the change in total net sales was $6 million of lower Commercial Security sales, primarily due to lower sales related to filtering products, and $3 million of higher Global Government and Critical Infrastructure sales, primarily due to higher mix of bookings with upfront sales recognition. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

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

Total operating expenses in the first quarter of 2018 increased $20 million compared to the first quarter of 2017 primarily due to an increase in selling and marketing expense of $10 million, an increase in research and development of $5 million and an increase in general and administrative of $3 million. The increase in selling and marketing expense was principally driven by higher costs for the sales organization due to increased staffing and training. The increase in research and development was due to the acquisitions of Skyfence in the first quarter of 2017 and RedOwl in the third quarter of 2017. The increase in general and administrative was primarily due to increased staffing and professional services fees. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Operating Income (Loss) and Margin—The decrease in operating income (loss) of $23 million and related decrease in operating margin in the first quarter of 2018 compared to the first quarter of 2017 was primarily driven by the increase in total operating expenses described above in Total Operating Expenses.

Backlog and Bookings—Backlog was $449 million at April 1, 2018 compared to $484 million at December 31, 2017. The decrease in backlog of $35 million at April 1, 2018 compared to December 31, 2017 was primarily due to the seasonality of the Commercial Security products experiencing higher bookings in the fourth quarter of each year. Bookings decreased by $5 million in the first quarter of 2018 compared to the first quarter of 2017 primarily due to a decrease in Commercial Security bookings.

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

The components of Acquisition Accounting Adjustments were as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Deferred revenue adjustment	$(4)	$(10)
Amortization of acquired intangibles	(29)	(32)
Total Acquisition Accounting Adjustments	$(33)	$(42)

The deferred revenue adjustment for the first quarters of 2018 and 2017 relates to acquisitions in the Forcepoint segment.

Amortization of acquired intangibles related to acquisitions in the segments was as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Integrated Defense Systems	$—	$—
Intelligence, Information and Services	5	5
Missile Systems	—	—
Space and Airborne Systems	2	3
Forcepoint	22	24
Total	$29	$32

The change in our Acquisition Accounting Adjustments of $9 million in the first quarter of 2018 compared to the first quarter of 2017 was due to a $6 million decrease in the deferred revenue adjustment, principally driven by lower amounts recognized related to the Websense acquisition in the second quarter of 2015.

FAS/CAS Operating Adjustment
The FAS/CAS Operating Adjustment represents the difference between the service cost component of our pension and other postretirement benefit (PRB) expense or income under Financial Accounting Standards (FAS) requirements under U.S. Generally Accepted Accounting Principles (GAAP) and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS). In the first quarter of 2018, we adopted the requirements of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a retrospective basis, which reclassified all components of FAS expense, other than service cost, to non-operating income. The results of each segment only include pension and PRB expense under CAS that we generally recover through the pricing of our products and services to the U.S. government.

The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
FAS/CAS Pension Operating Adjustment	$351	$311
FAS/CAS PRB Operating Adjustment	3	4
FAS/CAS Operating Adjustment	$354	$315
The FAS expense and CAS expense components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
FAS service cost (expense)	$(128)	$(118)
CAS expense	482	433
FAS/CAS Operating Adjustment	$354	$315

The change in our FAS/CAS Operating Adjustment of $39 million in the first quarter of 2018 compared to the first quarter of 2017 was driven by a $49 million increase in our CAS expense and a $10 million increase in our FAS service cost. The increase in our CAS expense in the first quarter of 2018 was primarily due to our annual actuarial update, which takes into account final census data as described in our Annual Report on Form 10-K for the year ended December 31, 2017. The increase in our FAS service cost in the first quarter of 2018 was principally driven by the lower discount rate at December 31, 2017 compared to the discount rate at December 31, 2016.

Corporate
Corporate operating income consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Corporate	$(28)	$(33)

Operating income related to Corporate in the first quarter of 2018 was relatively consistent with the first quarter of 2017.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at April 1, 2018 and December 31, 2017:

(In millions)	Apr 1, 2018	Dec 31, 2017
Cash and cash equivalents	$2,748	$3,103
Short-term investments	—	297
Working capital	4,181	3,978
Amount available under credit facilities	950	950

Operating Activities

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Net cash provided by (used in) operating activities from continuing operations	$283	$(41)
Net cash provided by (used in) operating activities	284	(41)

The increase in net cash provided by operating activities of $325 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to a favorable change in contract assets and contract liabilities principally driven by an increase in contract assets in the first quarter of 2017 related to the timing of milestone payments on certain international and domestic programs, improved operating performance in the first quarter of 2018, and an increase in tax refunds in the first quarter of 2018 as described below in Tax Payments and Refunds. This increase was partially offset by an unfavorable change in receivables, net primarily due to billings on an international Patriot program awarded in the first quarter of 2018.

Pension Plan Contributions—We made the following contributions to our pension and PRB plans:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Required pension contributions	$58	$37
PRB contributions	3	5

Tax Payments and Refunds—We made or (received) the following net tax payments or (refunds):

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Federal	$(260)	$(160)
Foreign	17	13
State	2	8

We expect full-year net federal, foreign and state tax payments to be approximately $580 million in 2018. In the near term, we expect the changes in the 2017 Act to reduce our cash tax payments compared to those required under prior law.

Interest Payments—We made interest payments on our outstanding debt of $25 million and $33 million in the first quarters of 2018 and 2017, respectively.

Investing Activities

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Net cash provided by (used in) investing activities	$77	$(430)

The change in net cash provided by (used in) investing activities of $507 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to our short-term investments activity as described below in Short-term Investments Activity, partially offset by an increase in additions to property, plant and equipment as described below in Additions to Property, Plant and Equipment and Capitalized Internal Use Software.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Additions to property, plant and equipment	$219	$86
Additions to capitalized internal use software	12	16

The increase in additions to property, plant and equipment of $133 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily driven by program related requirements due to recent and anticipated growth and investment in productivity initiatives, including high-technology production facilities and continuing factory automation upgrades.

We expect our property, plant and equipment and internal use software expenditures to be between approximately $835–$860 million and $75–$90 million, respectively, in 2018, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Purchases of short-term investments	$—	$(399)
Maturities of short-term investments	309	100

Acquisitions—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria. In the first quarter of 2017, Forcepoint acquired the Skyfence cloud access security broker business for $39 million. There were no acquisitions in the first quarter of 2018.

Financing Activities

	Three Months Ended
(In millions)	Apr 1, 2018	Apr 2, 2017
Net cash provided by (used in) financing activities	$(707)	$(645)

We generally use cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash used in financing activities of $62 million in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to our share repurchases to satisfy tax withholding obligations as described below in Share Repurchases.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. In November 2017, our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At April 1, 2018, we had approximately $2.4 billion available under the 2017 and 2015 repurchase programs. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Three Months Ended
(In millions)	Apr 1, 2018		Apr 2, 2017
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$400	1.9	$400	2.7
Shares repurchased to satisfy tax withholding obligations	72	0.3	38	0.2
Total share repurchases	$472	2.2	$438	2.9

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Three Months Ended
(In millions, except per share amounts)	Apr 1, 2018	Apr 2, 2017
Cash dividends declared per share	$0.8675	$0.7975
Total dividends paid	230	215
In March 2018, our Board of Directors authorized an 8.8% increase to our annual dividend payout rate from $3.19 to $3.47 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total long-term debt was $4.8 billion at April 1, 2018 and December 31, 2017. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2020 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $2.7 billion and $3.4 billion at April 1, 2018 and December 31, 2017, respectively. We may invest in: U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $807 million and $1,246 million at April 1, 2018 and December 31, 2017, respectively. Our undistributed earnings of our foreign subsidiaries are not permanently reinvested. We continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

Commercial Paper—The Company may issue up to $1.25 billion of unsecured commercial paper notes, as the commercial paper is backed by our credit facility. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance. At April 1, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.051% and 9 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the first quarter of 2018 was $300 million. At December 31, 2017, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 1.583% and 20 days, respectively.

Credit Facilities—In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at April 1, 2018, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from approximately 20 separate highly rated lenders, each committing no more than 10% of the facility. As of April 1, 2018 and December 31, 2017 there were no borrowings or letters of credit outstanding under this credit facility. The $300 million of commercial paper outstanding at April 1, 2018, reduced the amount available under our credit facility to $950 million.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants as of April 1, 2018. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 33.0% at April 1, 2018. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

Shelf Registrations—We have an effective shelf registration statement with the Securities and Exchange Commission (SEC), filed in June 2016, which covers the registration of debt securities, common stock, preferred stock and warrants.

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

(In millions, except percentages)	Apr 1, 2018	Dec 31, 2017
Total remediation costs—undiscounted	$210	$206
Weighted-average discount rate	5.2%	5.2%
Total remediation costs—discounted	$147	$142
Recoverable portion	95	92

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

(In millions)	Apr 1, 2018	Dec 31, 2017
Guarantees	$224	$216
Letters of credit	2,797	2,416
Surety bonds	166	166

All guarantees at April 1, 2018 and December 31, 2017 related to our joint venture in Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2). Included in letters of credit above were $49 million and $47 million at

April 1, 2018 and December 31, 2017, respectively, related to our joint venture in TRS AMDC2. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At April 1, 2018, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at April 1, 2018. We had an estimated liability of $2 million at both April 1, 2018 and December 31, 2017, related to these guarantees.

The joint venture agreement between Raytheon and Vista Equity Partners relating to Forcepoint provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option, which became exercisable on May 29, 2017. The put option allows Vista Equity Partners to require Raytheon to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, at any time on or after May 29, 2018, Raytheon has the option to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of Vista Equity Partners’ put option or Raytheon’s purchase option; however, the ultimate timing will depend on the actions of the parties and other factors. At April 1, 2018, the fair value of the noncontrolling interest was estimated at $492 million and is subject to change based upon market conditions and business performance. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets could differ from the parties’ determination of fair value for the interest under the joint venture agreement.
We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or in-country industrial participation (ICIP) agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At April 1, 2018, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

On March 15, 2018, we were notified that another company was awarded the ATMP contract, one of a number of planned replacement programs for the Warfighter FOCUS contract activities currently performed by IIS. On April 2, 2018, we filed a protest challenging the award. The current Warfighter FOCUS program is scheduled to transition to the replacement programs in October 2018, though the current activities may be extended for two six-month option periods. ATMP replaces approximately one-third of the current work scope under Warfighter FOCUS.

We do not expect any material impact on our financial results from regional developments regarding Qatar. Almost all of our contracts in Qatar are foreign military sales contracts through the U.S. government and represent less than 5.8% of our backlog at April 1, 2018. In addition, with respect to pending U.S. government approval of certain of our contracts for other Gulf Cooperation Council members, we believe the timing of these pending approvals will not have a material impact on our financial results. Our direct commercial sale contracts for precision guided munitions to certain Middle Eastern customers contain requirements for U.S. government approvals from the State Department and Congress through the Congressional Notification process. These contracts also contain clauses which may terminate the contract if those approvals are not received by a stated date or that date is not otherwise changed. While some uncertainty exists over the timing of those approvals, we believe it is probable we will receive the approvals by the stated dates or have otherwise changed the contracts such that we believe it is probable we will meet the requirements. However, if we do not meet the requirements or approvals by the stated dates, as applicable, it could have a material adverse effect on our financial results. As of April 1, 2018, we had approximately $2.3 billion of total contract value and had recognized approximately $500 million of sales for work performed to date on these contracts and the related customer advances and payments for these contracts.

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

Accounting Standards
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (2017 Act), from accumulated other comprehensive income to retained earnings. These stranded tax effects refer to the tax amounts included in accumulated other comprehensive income at the previous 35% U.S. statutory tax rate, for which the related deferred tax asset or liability was remeasured to the new 21% U.S. corporate statutory federal tax rate in the period of the 2017 Act enactment. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and can be applied either in the period of adoption or retrospectively to each period impacted by the 2017 Act. We elected to early adopt the new standard in the first quarter of 2018 and we elected to reclassify the stranded income tax effects of the 2017 Act from accumulated other comprehensive income to retained earnings in the period of adoption. This resulted in an increase to accumulated other comprehensive loss (AOCL) of $1,451 million and an increase in retained earnings of $1,451 million in the first quarter of 2018, almost all of which related to our pension and other postretirement benefit (PRB) plans, net. The standard did not have an impact on our results of operations or liquidity. Income tax effects remaining in accumulated other comprehensive income will be released into earnings as the related pretax amounts are reclassified to earnings.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changed certain presentation and disclosure requirements for employers that sponsor defined benefit pension and PRB plans. The new standard required the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. The new standard was effective for fiscal years beginning after December 15, 2017. We adopted the requirements of the new standard in the first quarter of 2018 on a retrospective basis for the presentation of only the service cost component in operating expenses, and the reclassification of the other components of the net benefit cost to retirement benefits non-service expense within non-operating (income) expense, net. The impact to our fiscal quarters and year-ended 2017 and year-ended 2016 financial results was as follows:

	Three Months Ended				Twelve Months Ended
(In millions)	Dec 31, 2017	Oct 1, 2017	Jul 2, 2017	Apr 2, 2017	Dec 31, 2017	Dec 31, 2016
Cost of sales	$(186)	$(222)	$(164)	$(164)	$(736)	$(458)
General and administrative expenses	(44)	(48)	(42)	(43)	(177)	(143)
Total operating expenses	(230)	(270)	(206)	(207)	(913)	(601)
Operating income	230	270	206	207	913	601
Total non-operating (income) expense, net	230	270	206	207	913	601
Income from continuing operations after taxes	—	—	—	—	—	—
Net income	$—	$—	$—	$—	$—	$—

The remaining provisions of the standard did not have a material impact on our financial position, results of operations or liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. We intend to adopt the standard on the effective date of January 1, 2019. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures and designing and implementing related processes and controls. We expect the standard to have an impact of approximately $1 billion on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact on our results of operations or liquidity.

Other new pronouncements issued but not effective until after April 1, 2018 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of April 1, 2018 and December 31, 2017 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at April 1, 2018 or December 31, 2017.

Principal payments and interest rate detail for long-term debt by contractual maturity dates as of April 1, 2018 and December 31, 2017, were as follows:

April 1, 2018 (in millions, except percentages)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$1,500	$—	$1,100	$2,192	$4,792	$5,154
Average interest rate	—	—	3.550%	—	2.500%	5.097%	4.017%

December 31, 2017 (in millions, except percentages)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$1,500	$—	$1,100	$2,192	$4,792	$5,293
Average interest rate	—	—	3.550%	—	2.500%	5.097%	4.017%

In addition, the aggregate notional amount of our outstanding foreign currency forward contracts was $1,215 million and $1,354 million at April 1, 2018 and December 31, 2017, respectively. The net notional exposure of these contracts was approximately $522 million and $525 million at April 1, 2018 and December 31, 2017, respectively.

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency contracts were $27 million and $25 million, respectively, at April 1, 2018 and $28 million and $17 million, respectively, at December 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of April 1, 2018.
Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of April 1, 2018 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission (SEC).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
January (January 1, 2018 - January 28, 2018)	3,335	$198.00	—	$2.8
February (January 29, 2018 - February 25, 2018)	1,842,346	207.52	1,842,346	2.4
March (February 26, 2018 - April 1, 2018)	251,058	213.80	81,503	2.4
Total	2,096,739	$208.26	1,923,849

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the first quarter of 2018 includes the surrender by employees of 172,890 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

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
April 26, 2018