Form 10-Q
period 2018-07-01
RAYTHEON CO/
filed 2018-07-26
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of July 23, 2018 was 285,260,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance, including with respect to: our liquidity and capital resources; our capital expenditures; our bookings and backlog; our expected tax payments; our pension funding and settlement charge; the impact of new accounting pronouncements; our unrecognized tax benefits; our expectations regarding customer contracts; our international sales; our recognition of revenue on certain performance obligations; the effect of the Tax Cuts and Jobs Act of 2017 (2017 Act), including on our deferred tax balances and one-time transition tax on foreign earnings; our reclassifications of gains or losses on cash flow hedges; the impact and outcome of audits and legal and administrative proceedings, claims, investigations, commitments and contingencies; the impact of certain regional developments; and the impact of changes in foreign currency rates. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	Jul 1, 2018	Dec 31, 2017
Assets
Current assets
Cash and cash equivalents	$3,094	$3,103
Short-term investments	—	297
Receivables, net	1,317	1,324
Contract assets	5,642	5,247
Inventories	725	594
Prepaid expenses and other current assets	537	761
Total current assets	11,315	11,326
Property, plant and equipment, net	2,554	2,439
Goodwill	14,865	14,871
Other assets, net	2,004	2,224
Total assets	$30,738	$30,860

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Commercial paper	$300	$300
Contract liabilities	2,886	2,927
Accounts payable	1,380	1,519
Accrued employee compensation	1,245	1,342
Other current liabilities	1,206	1,260
Total current liabilities	7,017	7,348
Accrued retiree benefits and other long-term liabilities	7,850	8,287
Long-term debt	4,752	4,750
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest (Note 11)	512	512

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 285 and 288 shares outstanding at July 1, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(8,863)	(7,935)
Retained earnings	19,467	17,895
Total Raytheon Company stockholders’ equity	10,607	9,963
Noncontrolling interests in subsidiaries	—	—
Total equity	10,607	9,963
Total liabilities, redeemable noncontrolling interest and equity	$30,738	$30,860

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Net sales
Products	$5,507	$5,275	$10,761	$10,319
Services	1,118	1,006	2,131	1,962
Total net sales	6,625	6,281	12,892	12,281
Operating expenses
Cost of sales—products	3,903	3,740	7,640	7,357
Cost of sales—services	874	781	1,669	1,530
General and administrative expenses	748	705	1,442	1,391
Total operating expenses	5,525	5,226	10,751	10,278
Operating income	1,100	1,055	2,141	2,003
Non-operating (income) expense, net
Retirement benefits non-service expense	238	206	477	413
Interest expense	46	51	93	109
Interest income	(8)	(5)	(15)	(10)
Other (income) expense, net	(3)	35	2	28
Total non-operating (income) expense, net	273	287	557	540
Income from continuing operations before taxes	827	768	1,584	1,463
Federal and foreign income taxes	37	221	170	419
Income from continuing operations	790	547	1,414	1,044
Income (loss) from discontinued operations, net of tax	1	—	—	3
Net income	791	547	1,414	1,047
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(9)	(6)	(19)	(12)
Net income attributable to Raytheon Company	$800	$553	$1,433	$1,059

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$2.78	$1.90	$4.98	$3.62
Income (loss) from discontinued operations, net of tax	—	—	—	0.01
Net income	2.78	1.90	4.98	3.63
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$2.78	$1.89	$4.98	$3.62
Income (loss) from discontinued operations, net of tax	—	—	—	0.01
Net income	2.78	1.89	4.97	3.63
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$799	$553	$1,433	$1,056
Income (loss) from discontinued operations, net of tax	1	—	—	3
Net income	$800	$553	$1,433	$1,059

Dividends declared per share	$0.8675	$0.7975	$1.7350	$1.5950

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Net income	$791	$547	$1,414	$1,047
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Amortization of prior service cost included in net income	2	1	3	2
Amortization of net actuarial loss included in net income	346	282	693	563
Pension and other postretirement benefit plans, net	348	283	696	565
Foreign exchange translation	(43)	33	(19)	44
Cash flow hedges	—	10	(10)	8
Unrealized gains (losses) on investments and other, net	—	—	—	—
Other comprehensive income (loss), before tax	305	326	667	617
Income tax benefit (expense) related to items of other comprehensive income (loss)	(73)	(102)	(144)	(200)
Other comprehensive income (loss), net of tax	232	224	523	417
Reclassification of stranded tax effects	—	—	(1,451)	—
Total comprehensive income (loss)	1,023	771	486	1,464
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(9)	(6)	(19)	(12)
Comprehensive income attributable to Raytheon Company	$1,032	$777	$505	$1,476

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at December 31, 2017	$3	$—	$(7,935)	$17,895	$9,963	$—	$9,963
Net income (loss)				1,433	1,433	—	1,433
Other comprehensive income (loss), net of tax			523		523		523
Reclassification of stranded tax effects			(1,451)	1,451	—		—
Adjustment of redeemable noncontrolling interest to redemption value				(19)	(19)		(19)
Dividends declared		1		(500)	(499)		(499)
Common stock plans activity		97			97		97
Share repurchases		(98)		(793)	(891)		(891)
Balance at July 1, 2018	$3	$—	$(8,863)	$19,467	$10,607	$—	$10,607

Balance at December 31, 2016	$3	$—	$(7,411)	$17,565	$10,157	$—	$10,157
Net income (loss)				1,059	1,059	—	1,059
Other comprehensive income (loss), net of tax			417		417		417
Adjustment of redeemable noncontrolling interest to redemption value				134	134		134
Dividends declared		2		(466)	(464)		(464)
Common stock plans activity		91			91		91
Share repurchases		(93)		(486)	(579)		(579)
Balance at July 2, 2017	$3	$—	$(6,994)	$17,806	$10,815	$—	$10,815

(1)	Excludes redeemable noncontrolling interest which is not considered equity. See “Note 11: Forcepoint Joint Venture” for additional information.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017
Cash flows from operating activities
Net income	$1,414	$1,047
(Income) loss from discontinued operations, net of tax	—	(3)
Income from continuing operations	1,414	1,044
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	274	263
Stock-based compensation	101	92
Loss on repayment of long-term debt	—	39
Deferred income taxes	8	(105)
Changes in assets and liabilities
Receivables, net	7	(393)
Contract assets and contract liabilities	(442)	(622)
Inventories	(133)	27
Prepaid expenses and other current assets	62	112
Income taxes receivable/payable	168	99
Accounts payable	(73)	(238)
Accrued employee compensation	(98)	(54)
Other current liabilities	(70)	(25)
Accrued retiree benefits	239	564
Other, net	(18)	(62)
Net cash provided by (used in) operating activities from continuing operations	1,439	741
Net cash provided by (used in) operating activities from discontinued operations	1	—
Net cash provided by (used in) operating activities	1,440	741
Cash flows from investing activities
Additions to property, plant and equipment	(366)	(181)
Proceeds from sales of property, plant and equipment	—	31
Additions to capitalized internal use software	(28)	(33)
Purchases of short-term investments	—	(399)
Maturities of short-term investments	309	100
Payments for purchases of acquired companies, net of cash received	—	(39)
Proceeds from sale of business, net of transaction costs	11	—
Other	(3)	(1)
Net cash provided by (used in) investing activities	(77)	(522)
Cash flows from financing activities
Dividends paid	(480)	(447)
Net borrowings (payments) on commercial paper	—	300
Repayments of long-term debt	—	(591)
Loss on repayment of long-term debt	—	(38)
Repurchases of common stock under share repurchase programs	(800)	(500)
Repurchases of common stock to satisfy tax withholding obligations	(91)	(79)
Contribution from noncontrolling interest in Forcepoint	—	8
Other	(5)	—
Net cash provided by (used in) financing activities	(1,376)	(1,347)
Net increase (decrease) in cash, cash equivalents and restricted cash	(13)	(1,128)
Cash, cash equivalents and restricted cash at beginning of the year	3,115	3,303
Cash, cash equivalents and restricted cash at end of period	$3,102	$2,175

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

In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP and with the instructions to Form 10-Q in Article 10 of Securities and Exchange Commission (SEC) Regulation S-X. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and any such differences may be material to our financial statements. In addition, we reclassified certain amounts to conform to our current period presentation. See “Note 2: Accounting Standards” for additional information on reclassifications.

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

The remaining provisions of ASU 2017-07 did not have a material impact on our financial position, results of operations or liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. We intend to adopt the standard on the effective date of January 1, 2019 using the modified retrospective approach. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures and designing and implementing related processes and controls. We expect the standard to have an impact of approximately $1 billion on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact on our results of operations or liquidity.

Other new pronouncements issued but not effective until after July 1, 2018 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 3: Changes in Estimates under Percentage of Completion Contract Accounting
We have a companywide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature.

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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Operating income	$129	$112	$244	$166
Income from continuing operations attributable to Raytheon Company	102	73	193	108
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.35	$0.25	$0.67	$0.37

In addition, net revenue recognized from our performance obligations satisfied in previous periods was $162 million and $139 million in the second quarters of 2018 and 2017, respectively, and $300 million and $214 million in the first six months of 2018 and 2017, respectively. This primarily relates to EAC adjustments that impacted revenue.

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

As described in “Note 11: Forcepoint Joint Venture,” we record redeemable noncontrolling interest related to Vista Equity Partners’ interest in Forcepoint. We reflect the redemption value adjustments for redeemable noncontrolling interest in both the basic and diluted EPS calculation for the portion of redemption value that is in excess of the fair value of noncontrolling interest. As a result, both basic and diluted EPS were increased by $0.01 in the first six months of 2017. There was no impact to basic or diluted shares in the second quarter or first six months of 2018 or the second quarter of 2017 related to the redemption value adjustment.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.86	$0.80	$1.73	$1.59
Undistributed earnings	1.92	1.10	3.25	2.03
Total	$2.78	$1.90	$4.98	$3.62
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.86	$0.79	$1.73	$1.59
Undistributed earnings	1.92	1.10	3.25	2.03
Total	$2.78	$1.89	$4.98	$3.62

Income attributable to participating securities was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Income from continuing operations attributable to participating securities	$8	$6	$15	$13
Income (loss) from discontinued operations, net of tax attributable to participating securities	—	—	—	—
Net income attributable to participating securities	$8	$6	$15	$13

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Shares for basic EPS(1)	287.3	291.7	287.9	292.1
Effect of dilutive securities	0.3	0.3	0.3	0.3
Shares for diluted EPS	287.6	292.0	288.2	292.4

(1)
Includes 2.9 million and 3.3 million participating securities in the second quarters of 2018 and 2017, respectively, and 3.0 million and 3.7 million participating securities in the first six months of 2018 and 2017, respectively.

Note 5: Inventories
Inventories consisted of the following:

(In millions)	Jul 1, 2018	Dec 31, 2017
Materials and purchased parts	$76	$69
Work in process	628	504
Finished goods	21	21
Total	$725	$594

Precontract costs are costs incurred to fulfill a contract prior to contract award. Precontract costs, including general and administrative expenses that are specifically chargeable to the customer, are deferred in inventories if we determine that the costs are probable of recovery under a specific anticipated contract. All other precontract costs, including start-up costs, are expensed as incurred. Costs that are deferred are recognized as contract costs upon the receipt of the anticipated contract. We included deferred precontract costs of $140 million and $101 million in inventories as work in process at July 1, 2018 and December 31, 2017, respectively.

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

Net contract assets (liabilities) consisted of the following:

(In millions, except percentages)	Jul 1, 2018	Dec 31, 2017	$ Change	% Change
Contract assets	$5,642	$5,247	$395	8%
Contract liabilities—current	(2,886)	(2,927)	41	1%
Contract liabilities—noncurrent	(122)	(127)	5	4%
Net contract assets (liabilities)	$2,634	$2,193	$441	20%

The $441 million increase in our net contract assets (liabilities) from December 31, 2017 to July 1, 2018 was primarily due to a $395 million increase in our contract assets, principally due to the timing of payments on certain international programs.

In the second quarter and first six months of 2018, we recognized revenue of $311 million and $963 million, respectively, related to our contract liabilities at January 1, 2018. In the second quarter and first six months of 2017, we recognized revenue of $340 million and $952 million, respectively, related to our contract liabilities at January 1, 2017.

Impairment losses recognized on our receivables and contract assets were de minimis in the second quarters and first six months of 2018 and 2017.

Note 7: Deferred Commissions
Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our security software sales at Forcepoint, are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. At July 1, 2018 and December 31, 2017, we had deferred commissions of $39 million and $37 million, respectively. Amortization expense related to deferred commissions was $7 million and $5 million in the second quarters of 2018 and 2017, respectively, and $15 million and $10 million in the first six months of 2018 and 2017, respectively.

Note 8: Acquisitions, Divestitures and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. We did not make any acquisitions in the first six months of 2018.

In May 2018, we completed the sale of our commercial cloud-based call center analytics solutions business for $11 million in cash, net of transaction-related costs. This business was part of our Space and Airborne Systems (SAS) segment. The company recognized a pretax gain of $8 million, $5 million after tax, which was recorded as a reduction to cost of sales at our SAS segment.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint(1)	Total
Balance at December 31, 2017	$1,706	$2,967	$4,154	$4,106	$1,938	$14,871
Acquisitions and divestitures	—	—	—	(3)	—	(3)
Effect of foreign exchange rates and other	(2)	(1)	—	—	—	(3)
Balance at July 1, 2018	$1,704	$2,966	$4,154	$4,103	$1,938	$14,865

(1)	At July 1, 2018, Forcepoint’s fair value was estimated to exceed its net book value by approximately $1.4 billion.

Note 9: Derivatives and Other Financial Instruments
Derivatives—Our primary market exposures are to foreign exchange rates and interest rates, and we use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions that we judge to be credit-worthy. The majority of our foreign currency forward contracts are denominated in currencies of major industrial countries. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of our outstanding foreign currency forward contracts was $1,294 million and $1,354 million at July 1, 2018 and December 31, 2017, respectively. The net notional exposure of these contracts was approximately $599 million and $525 million at July 1, 2018 and December 31, 2017, respectively.

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency forward contracts were $20 million and $16 million, respectively, at July 1, 2018, and $28 million and $17 million, respectively, at December 31, 2017. The fair value of these derivatives is Level 2 in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

Our foreign currency forward contracts contain offset or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At July 1, 2018 and December 31, 2017, the fair value of our counterparty default exposure was less than $1 million and was spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at July 1, 2018 or December 31, 2017.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date and current rates. At July 1, 2018, we had no short-term investments as all short-term investments outstanding at December 31, 2017 matured in the first six months of 2018. At December 31, 2017, we had short-term investments of $297 million consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 or P-1. The amortized cost of these securities closely approximated their fair value. In the second quarter and first six months of 2017, we recorded unrealized gains on short-term investments of less than $1 million, net of tax, in AOCL. We did not have any sales of short-term investments in the second quarters or first six months of 2018 or 2017.

We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first six months of 2018.

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

(In millions)	Jul 1, 2018	Dec 31, 2017
Carrying value of long-term debt	$4,752	$4,750
Fair value of long-term debt	5,090	5,293

At July 1, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.169% and 20 days, respectively. At December 31, 2017, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 1.583% and 20 days, respectively. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.

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

Supplemental Cash Flow Information—The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

(In millions)	Jul 1, 2018	Dec 31, 2017
Cash and cash equivalents	$3,094	$3,103
Restricted cash	8	12
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$3,102	$3,115

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

(In millions, except percentages)	Jul 1, 2018	Dec 31, 2017
Total remediation costs—undiscounted	$206	$206
Weighted-average discount rate	5.2%	5.2%
Total remediation costs—discounted	$142	$142
Recoverable portion	91	92

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

(In millions)	Jul 1, 2018	Dec 31, 2017
Guarantees	$213	$216
Letters of credit	2,654	2,416
Surety bonds	166	166

All guarantees at July 1, 2018 and December 31, 2017 related to our joint venture in Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2). Included in letters of credit above were $46 million and $47 million at July 1, 2018 and December 31, 2017, respectively, related to our joint venture in TRS AMDC2. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At July 1, 2018, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at July 1, 2018. We had an estimated liability of $1 million and $2 million at July 1, 2018 and December 31, 2017, respectively, related to these guarantees.

As discussed in “Note 11: Forcepoint Joint Venture,” under the joint venture agreement between Raytheon Company and Vista Equity Partners, Raytheon may be required to purchase Vista Equity Partners’ interest in Forcepoint.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or in-country industrial participation (ICIP) agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At July 1, 2018, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.6 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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

Note 11: Forcepoint Joint Venture
Forcepoint is a cybersecurity joint venture company with Vista Equity Partners. The joint venture agreement between Raytheon and Vista Equity Partners provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option, which became exercisable on May 29, 2017. The put option allows Vista Equity Partners to require Raytheon to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, Raytheon has the option, which became exercisable on May 29, 2018, to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of Vista Equity Partners’ put option or Raytheon’s purchase option; however, the ultimate timing will depend on the actions of the parties and other factors. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest in our consolidated balance sheets could differ from the parties’ determination of fair value for the interest under the joint venture agreement.

Vista Equity Partners’ adjusted equity interest in the Forcepoint joint venture was 19.5% at July 1, 2018. Vista Equity Partners’ interest in Forcepoint is presented as redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date, which was $512 million at July 1, 2018, or the carrying value, defined as the initial value adjusted for Vista Equity Partners’ share of the cumulative impact of net income (loss), other changes in accumulated other comprehensive income (loss) and additional contributions, which was $290 million at July 1, 2018. Adjustments to the redemption value over the period from the date of acquisition to the redemption date are immediately recorded to retained earnings.

A rollforward of redeemable noncontrolling interest was as follows:

	Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017
Beginning balance	$512	$449
Net income (loss)	(19)	(12)
Other comprehensive income (loss), net of tax(1)	—	1
Contribution from noncontrolling interest	—	8
Adjustment of noncontrolling interest to redemption value	19	(97)
Ending balance	$512	$349

(1)    Other comprehensive income (loss), net of tax, was a loss of less than $1 million for the first six months of 2018.

Note 12: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017
Beginning balance	288.4	292.8
Stock plans activity	1.0	1.1
Share repurchases	(4.2)	(3.8)
Ending balance	285.2	290.1

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2017, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. At July 1, 2018, we had approximately $2.0 billion available under our repurchase programs. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, RSUs and LTPP awards issued to employees.

Our share repurchases were as follows:

	Six Months Ended
(In millions)	Jul 1, 2018		Jul 2, 2017
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$800	3.8	$500	3.3
Shares repurchased to satisfy tax withholding obligations	91	0.4	79	0.5
Total share repurchases	$891	4.2	$579	3.8

In March 2018, our Board of Directors authorized an 8.8% increase to our annual dividend payout rate from $3.19 to $3.47 per share. Our Board of Directors also declared dividends of $1.735 per share during the first six months of 2018, compared to dividends of $1.595 per share during the first six months of 2017. Dividends are subject to quarterly approval by our Board of Directors.

Stock-based Compensation Plans
Restricted Stock and RSUs—During the first six months of 2018, we granted 0.8 million combined shares of restricted stock and RSUs with a weighted-average grant-date fair value of $213.31 per share, calculated under the intrinsic value method. These awards generally vest in equal installments on each of the second, third and fourth anniversary dates of the award’s grant date.

LTPP—During the first six months of 2018, we granted RSUs subject to the 2018–2020 LTPP plan with an aggregate target award of 0.1 million units and a weighted-average grant-date fair value of $205.43 per share. The performance goals for the 2018–2020 LTPP award are independent of each other and based on three metrics, as defined in the LTPP award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers. The grant-date fair value is based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award.

Forcepoint Plans—In 2015, Forcepoint established long-term incentive plans that provide for awards of unit appreciation rights and profits interests in the joint venture to Forcepoint management and key employees. Awards are approved by the Board of Forcepoint. These awards vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the joint venture. In certain limited circumstances other vesting conditions may apply. The impact attributable to these vesting conditions was expense of $3 million and $2 million in the second quarters of 2018 and 2017, respectively, and expense of $4 million and $1 million in the first six months of 2018 and 2017, respectively. At July 1, 2018, there were 174 thousand combined units and/or profits interests authorized for award under these plans.

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

A rollforward of accumulated other comprehensive income (loss) was as follows:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2017	$(7,843)	$(95)	$6	$(3)	$(7,935)
Before tax amount	696	(19)	(10)	—	667
Tax (expense) or benefit	(146)	—	2	—	(144)
Net of tax amount	550	(19)	(8)	—	523
Reclassification of stranded tax effects	(1,452)	—	1	—	(1,451)
Balance at July 1, 2018	$(8,745)	$(114)	$(1)	$(3)	$(8,863)

Balance at December 31, 2016	$(7,234)	$(175)	$—	$(2)	$(7,411)
Before tax amount	565	44	8	—	617
Tax (expense) or benefit	(197)	—	(3)	—	(200)
Net of tax amount	368	44	5	—	417
Balance at July 2, 2017	$(6,866)	$(131)	$5	$(2)	$(6,994)

(1)    Pension and PRB plans, net, is shown net of cumulative tax benefits of $2,325 million and $3,923 million at July 1, 2018 and December 31, 2017, respectively.
(2)    Cash flow hedges are shown net of cumulative tax expense of zero and $3 million at July 1, 2018 and December 31, 2017, respectively.
(3)    Unrealized gains (losses) on investments and other, net are shown net of cumulative tax expense of $1 million at both July 1, 2018 and December 31, 2017.

On December 22, 2017, the President signed the 2017 Act, which reduced the U.S. corporate statutory federal tax rate to 21% for 2018. At December 31, 2017 the deferred tax amounts recorded through other comprehensive income prior to the enactment date using the prior 35% statutory tax rate remained in other comprehensive income despite the fact that the related deferred tax assets and liabilities were remeasured to reflect the newly enacted tax rate of 21%. These are referred to as stranded tax effects. Under ASU 2018-02 we elected to reclassify these stranded tax effects from AOCL to retained earnings in the first quarter of 2018. See “Note 2: Accounting Standards” for additional details. After the enactment date, any deferred tax amounts recorded to other comprehensive income are recorded at the 21% tax rate. The income tax effects remaining in AOCL will be released into earnings as the related pretax amounts are reclassified to earnings.

Other material amounts reclassified out of AOCL related to the amortization of net actuarial loss associated with our pension plans which were $688 million and $559 million before tax in the first six months of 2018 and 2017, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income). See “Note 13: Pension and Other Employee Benefits” for additional details.

We expect $2 million of after tax net unrealized gains on our cash flow hedges at July 1, 2018 to be reclassified into earnings at then-current values over the next 12 months as the underlying hedged transactions occur.

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

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Jul 1, 2018	Dec 31, 2017
Marketable securities held in trust	$640	$633

Included in marketable securities held in trust in the table above was $411 million and $410 million at July 1, 2018 and December 31, 2017, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $426 million and $422 million at July 1, 2018 and December 31, 2017, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Operating expense
Service cost	$128	$116	$255	$233
Non-operating expense
Interest cost	252	267	505	534
Expected return on plan assets	(363)	(345)	(726)	(690)
Amortization of prior service cost included in net periodic pension expense	2	1	3	2
Recognized net actuarial loss	344	280	688	559
Total pension non-service expense	235	203	470	405
Net periodic pension expense (income)	$363	$319	$725	$638

Net periodic pension expense (income) includes income of $2 million and expense of less than $1 million from foreign Pension Benefits plans in the second quarters of 2018 and 2017, respectively, and income of $4 million and expense of $1 million in the first six months of 2018 and 2017, respectively.

Net periodic PRB expense was $5 million in the second quarters of 2018 and 2017, and $10 million and $11 million in the first six months of 2018 and 2017, respectively.

Long-term pension and PRB liabilities consisted of the following:

(In millions)	Jul 1, 2018	Dec 31, 2017
Long-term pension liabilities	$7,053	$7,515
Long-term PRB liabilities	366	368
Total long-term pension and PRB liabilities	$7,419	$7,883

We made the following contributions to our pension and PRB plans:

	Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017
Required pension contributions	$488	$74
PRB contributions	9	11

We periodically evaluate whether to make discretionary contributions. In the second quarter of 2018, we determined we would make a discretionary contribution to our pension plans of $1.25 billion in the third quarter of 2018. As a result, we recorded a net tax benefit of $95 million in the second quarter of 2018, primarily due to the remeasurement of the related deferred tax asset balance at the 2017 tax rate of 35% versus the 2018 tax rate of 21%, as the discretionary contribution would now be deductible on our 2017 tax return. We did not make any discretionary contributions to our pension plans during the first six months of 2018 or 2017.

On July 10, 2018, certain Raytheon-sponsored pension plans entered into a definitive agreement with an insurance company to purchase a group annuity contract to transfer $923 million of our outstanding pension benefit obligations related to certain U.S. retirees and beneficiaries of our previously discontinued operations. The transaction closed on July 17, 2018. As a result of the transaction, the insurance company is now required to pay and administer the retirement benefits owed to the approximately 13,000 U.S. retirees and beneficiaries, with no change to their monthly retirement benefit payment amounts. In connection with this transaction, in the third quarter of 2018 we expect to recognize a non-cash pension settlement charge of $288 million pretax, $228 million after tax, in non-operating (income) expense, net, primarily related to the accelerated recognition of actuarial losses included in accumulated other comprehensive loss (AOCL) for those plans. The actual settlement charge depends on finalization of the key actuarial assumptions, including discount rate and rate of return, on the measurement date of July 17, 2018.

Note 14: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We have participated in the IRS Compliance Assurance Process (CAP) program since 2011. All IRS examinations of our tax years prior to 2015 are closed. We continue to participate in the CAP program for the 2015, 2016, 2017 and 2018 tax years. We are also under audit by multiple state and foreign tax authorities. In December 2017, we received the IRS Revenue Agent’s Report for the 2015 tax year which proposed approximately $41 million in adjustments related to the Forcepoint transaction and a U.K. share redemption transaction. We disagree with the adjustments and have protested the proposed adjustments with the IRS Appeals division. In the second quarter of 2018, the IRS agreed to withdraw the issue involving the U.K. share redemption transaction, which reduces the proposed adjustment to approximately $32 million. No amount related to the remaining proposed IRS adjustment is reflected in unrecognized tax benefits as of July 1, 2018.

There has been no material change in our unrecognized tax benefit since December 31, 2017.

As discussed in “Note 13: Pension and Other Employee Benefits,” in the second quarter of 2018 we recorded a net tax benefit of $95 million related to the discretionary contribution to our pension plans, which decreased our effective tax rate by 11.5% and 6.0% in the second quarter and first six months of 2018, respectively.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act of 2017 (2017 Act) which enacted a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduced the U.S. corporate statutory federal tax rate to 21% effective in 2018, eliminated the domestic manufacturing deduction benefit and introduced other tax base broadening measures, changed rules for expensing and capitalizing business expenditures, established a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provided for a one-time transition tax on previously undistributed foreign earnings, and introduced new rules for the treatment of certain foreign income, including foreign derived intangible income (FDII).

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provided companies with additional guidance on how to account for the 2017 Act in their financial statements, allowing companies to use a measurement period. At July 1, 2018, we had not completed our accounting for the tax effects of enactment of the 2017 Act. We made a reasonable estimate of the remeasurement of our existing deferred tax balances and the one-time transition tax for foreign earnings and profits (E&P), and recognized these provisional amounts in the fourth quarter of 2017. In the second quarter and first six months of 2018, we recorded a $2 million tax benefit and an $11 million tax expense, respectively, related to the refinement of our provisional calculation for the one-time transition tax for foreign E&P. The refinement of this estimate was primarily due to the issuance of new guidance by the IRS, specifically IRS Notices 2018-07, 2018-13 and 2018-26, and may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We will finalize both provisional estimates before the end of 2018 after completing our reviews and analysis of any additional interpretations issued during this measurement period and our analysis of foreign E&P as it relates to the one-time transition tax.

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

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Integrated Defense Systems	$1,514	$1,462	$3,003	$2,860
Intelligence, Information and Services	1,687	1,555	3,269	3,062
Missile Systems	2,051	1,901	3,899	3,657
Space and Airborne Systems	1,605	1,608	3,173	3,163
Forcepoint	148	138	289	282
Eliminations	(376)	(372)	(733)	(722)
Total business segment sales	6,629	6,292	12,900	12,302
Acquisition Accounting Adjustments	(4)	(11)	(8)	(21)
Total	$6,625	$6,281	$12,892	$12,281

	Three Months Ended		Six Months Ended
Intersegment Sales (in millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Integrated Defense Systems	$15	$17	$30	$32
Intelligence, Information and Services	167	173	329	350
Missile Systems	42	37	77	65
Space and Airborne Systems	148	140	287	266
Forcepoint	4	5	10	9
Total	$376	$372	$733	$722

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Integrated Defense Systems	$262	$245	$535	$457
Intelligence, Information and Services	128	115	245	226
Missile Systems	231	236	443	452
Space and Airborne Systems	206	218	399	408
Forcepoint	(8)	2	(15)	18
Eliminations	(41)	(37)	(81)	(74)
Total business segment operating income	778	779	1,526	1,487
Acquisition Accounting Adjustments	(34)	(42)	(67)	(84)
FAS/CAS Operating Adjustment	353	315	707	630
Corporate	3	3	(25)	(30)
Total	$1,100	$1,055	$2,141	$2,003

	Three Months Ended		Six Months Ended
Intersegment Operating Income (in millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Integrated Defense Systems	$1	$1	$3	$2
Intelligence, Information and Services	17	17	34	34
Missile Systems	4	3	7	6
Space and Airborne Systems	15	13	29	26
Forcepoint	4	3	8	6
Total	$41	$37	$81	$74

The FAS/CAS Operating Adjustment, which is reported as a separate line in our segment results above, represents the difference between the service cost component of our pension and PRB expense or income under Financial Accounting Standards (FAS) in accordance with U.S. GAAP and our pension and PRB expense under U.S. government Cost Accounting Standards (CAS). In the first quarter of 2018, we adopted the requirements of ASU 2017-07, The results of each segment only include pension and PRB expense under CAS that we generally recover through the pricing of our products and services to the U.S. government. Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,The results of each segment only include pension and PRB expense under CAS that we generally recover through the pricing of our products and services to the U.S. government. on a retrospective basis, which reclassified all components of FAS expense, other than service cost, to non-operating income. The results of each segment only include pension and PRB expense under CAS that we generally recover through the pricing of our products and services to the U.S. government.

The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
FAS/CAS Pension Operating Adjustment	$350	$312	$701	$623
FAS/CAS PRB Operating Adjustment	3	3	6	7
FAS/CAS Operating Adjustment	$353	$315	$707	$630

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Jul 1, 2018	Dec 31, 2017
Integrated Defense Systems(1)	$4,905	$4,679
Intelligence, Information and Services(1)	4,291	4,230
Missile Systems(1)	7,680	7,338
Space and Airborne Systems(1)	6,657	6,696
Forcepoint(1)	2,455	2,543
Corporate	4,750	5,374
Total	$30,738	$30,860

(1)	Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

We disaggregate our revenue from contracts with customers by geographic location, customer-type and contract-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended July 1, 2018
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$198	$250	$651	$525	$21	$—	$1,645
Cost-type contracts	411	1,043	685	642	4	—	2,785
Direct commercial sales and other U.S. sales
Fixed-price contracts	2	29	10	31	51	—	123
Cost-type contracts	—	6	1	1	—	—	8
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	50	51	113	37	—	—	251
Cost-type contracts	22	11	21	5	—	—	59
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	191	53	44	51	17	—	356
Cost-type contracts	42	—	—	—	—	—	42
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	243	6	126	64	—	—	439
Cost-type contracts	38	1	7	17	—	—	63
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	227	4	240	35	8	—	514
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	28	—	32	12	—	—	72
Cost-type contracts	7	—	20	1	—	—	28
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	37	58	58	36	39	—	228
Cost-type contracts	3	8	1	—	—	—	12
Total net sales	1,499	1,520	2,009	1,457	140	—	6,625
Intersegment sales	15	167	42	148	4	(376)	—
Acquisition Accounting Adjustments	—	—	—	—	4	(4)	—
Reconciliation to business segment sales	$1,514	$1,687	$2,051	$1,605	$148	$(380)	$6,625

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended July 1, 2018
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$611	$1,328	$1,347	$1,199	$76	$4,561
Asia/Pacific	305	115	178	93	17	708
Middle East and North Africa	508	11	373	116	8	1,016
All other (principally Europe)	75	66	111	49	39	340
Total net sales	$1,499	$1,520	$2,009	$1,457	$140	$6,625

	Three Months Ended July 1, 2018
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$609	$1,293	$1,336	$1,167	$25	$4,430
U.S. direct commercial sales and other U.S. sales	2	35	11	32	51	131
Foreign military sales through the U.S. government	388	69	319	136	—	912
Foreign direct commercial sales and other foreign sales(1)	500	123	343	122	64	1,152
Total net sales	$1,499	$1,520	$2,009	$1,457	$140	$6,625

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended July 1, 2018
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$976	$451	$1,274	$791	$136	$3,628
Cost-type contracts	523	1,069	735	666	4	2,997
Total net sales	$1,499	$1,520	$2,009	$1,457	$140	$6,625

	Three Months Ended July 2, 2017
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$216	$256	$657	$512	$25	$—	$1,666
Cost-type contracts	388	912	507	717	3	—	2,527
Direct commercial sales and other U.S. sales
Fixed-price contracts	1	37	—	7	42	—	87
Cost-type contracts	—	2	—	1	—	—	3
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	41	45	116	24	—	—	226
Cost-type contracts	38	13	16	2	—	—	69
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	142	47	78	64	15	—	346
Cost-type contracts	42	—	—	—	—	—	42
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	258	6	88	46	—	—	398
Cost-type contracts	41	—	6	5	—	—	52
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	233	5	265	47	5	—	555
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	2	1	36	11	—	—	50
Cost-type contracts	6	1	23	1	—	—	31
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	34	51	71	31	32	—	219
Cost-type contracts	3	6	1	—	—	—	10
Total net sales	1,445	1,382	1,864	1,468	122	—	6,281
Intersegment sales	17	173	37	140	5	(372)	—
Acquisition Accounting Adjustments	—	—	—	—	11	(11)	—
Reconciliation to business segment sales	$1,462	$1,555	$1,901	$1,608	$138	$(383)	$6,281

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended July 2, 2017
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$605	$1,207	$1,164	$1,237	$70	$4,283
Asia/Pacific	263	105	210	90	15	683
Middle East and North Africa	532	11	359	98	5	1,005
All other (principally Europe)	45	59	131	43	32	310
Total net sales	$1,445	$1,382	$1,864	$1,468	$122	$6,281

	Three Months Ended July 2, 2017
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$604	$1,168	$1,164	$1,229	$28	$4,193
U.S. direct commercial sales and other U.S. sales	1	39	—	8	42	90
Foreign military sales through the U.S. government	386	66	285	89	—	826
Foreign direct commercial sales and other foreign sales(1)	454	109	415	142	52	1,172
Total net sales	$1,445	$1,382	$1,864	$1,468	$122	$6,281

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended July 2, 2017
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$927	$448	$1,311	$742	$119	$3,547
Cost-type contracts	518	934	553	726	3	2,734
Total net sales	$1,445	$1,382	$1,864	$1,468	$122	$6,281

	Six Months Ended July 1, 2018
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$425	$502	$1,234	$1,070	$42	$—	$3,273
Cost-type contracts	813	1,999	1,313	1,286	7	—	5,418
Direct commercial sales and other U.S. sales
Fixed-price contracts	4	56	23	57	100	—	240
Cost-type contracts	1	9	—	1	—	—	11
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	80	102	209	66	—	—	457
Cost-type contracts	47	25	39	6	—	—	117
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	337	97	87	101	32	—	654
Cost-type contracts	69	—	1	—	—	—	70
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	438	10	206	118	—	—	772
Cost-type contracts	70	1	14	32	—	—	117
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	574	9	470	56	15	—	1,124
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	25	—	58	22	—	—	105
Cost-type contracts	15	—	44	2	—	—	61
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	70	110	123	69	75	—	447
Cost-type contracts	5	20	1	—	—	—	26
Total net sales	2,973	2,940	3,822	2,886	271	—	12,892
Intersegment sales	30	329	77	287	10	(733)	—
Acquisition Accounting Adjustments	—	—	—	—	8	(8)	—
Reconciliation to business segment sales	$3,003	$3,269	$3,899	$3,173	$289	$(741)	$12,892

(1)	Excludes foreign military sales through the U.S. government.

	Six Months Ended July 1, 2018
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$1,243	$2,566	$2,570	$2,414	$149	$8,942
Asia/Pacific	533	224	336	173	32	1,298
Middle East and North Africa	1,082	20	690	206	15	2,013
All other (principally Europe)	115	130	226	93	75	639
Total net sales	$2,973	$2,940	$3,822	$2,886	$271	$12,892

	Six Months Ended July 1, 2018
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$1,238	$2,501	$2,547	$2,356	$49	$8,691
U.S. direct commercial sales and other U.S. sales	5	65	23	58	100	251
Foreign military sales through the U.S. government	675	138	570	246	—	1,629
Foreign direct commercial sales and other foreign sales(1)	1,055	236	682	226	122	2,321
Total net sales	$2,973	$2,940	$3,822	$2,886	$271	$12,892

(1)	Excludes foreign military sales through the U.S. government.

	Six Months Ended July 1, 2018
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$1,953	$886	$2,410	$1,559	$264	$7,072
Cost-type contracts	1,020	2,054	1,412	1,327	7	5,820
Total net sales	$2,973	$2,940	$3,822	$2,886	$271	$12,892

	Six Months Ended July 2, 2017
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$401	$519	$1,260	$1,043	$47	$—	$3,270
Cost-type contracts	757	1,774	991	1,379	6	—	4,907
Direct commercial sales and other U.S. sales
Fixed-price contracts	3	70	1	13	95	—	182
Cost-type contracts	1	4	—	1	—	—	6
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	85	88	187	42	—	—	402
Cost-type contracts	72	29	33	4	—	—	138
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	301	85	125	138	26	—	675
Cost-type contracts	81	—	—	—	—	—	81
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	528	10	193	94	—	—	825
Cost-type contracts	78	2	12	5	—	—	97
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	456	12	497	91	11	—	1,067
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	2	2	63	20	—	—	87
Cost-type contracts	11	1	39	3	—	—	54
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	44	104	189	64	67	—	468
Cost-type contracts	8	12	2	—	—	—	22
Total net sales	2,828	2,712	3,592	2,897	252	—	12,281
Intersegment sales	32	350	65	266	9	(722)	—
Acquisition Accounting Adjustments	—	—	—	—	21	(21)	—
Reconciliation to business segment sales	$2,860	$3,062	$3,657	$3,163	$282	$(743)	$12,281

(1)	Excludes foreign military sales through the U.S. government.

	Six Months Ended July 2, 2017
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$1,162	$2,367	$2,252	$2,436	$148	$8,365
Asia/Pacific	539	202	345	184	26	1,296
Middle East and North Africa	1,062	24	702	190	11	1,989
All other (principally Europe)	65	119	293	87	67	631
Total net sales	$2,828	$2,712	$3,592	$2,897	$252	$12,281

	Six Months Ended July 2, 2017
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$1,158	$2,293	$2,251	$2,422	$53	$8,177
U.S. direct commercial sales and other U.S. sales	4	74	1	14	95	188
Foreign military sales through the U.S. government	776	132	527	168	—	1,603
Foreign direct commercial sales and other foreign sales(1)	890	213	813	293	104	2,313
Total net sales	$2,828	$2,712	$3,592	$2,897	$252	$12,281

(1)	Excludes foreign military sales through the U.S. government.

	Six Months Ended July 2, 2017
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$1,820	$890	$2,515	$1,505	$246	$6,976
Cost-type contracts	1,008	1,822	1,077	1,392	6	5,305
Total net sales	$2,828	$2,712	$3,592	$2,897	$252	$12,281

Note 16: Remaining Performance Obligations
Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). As of July 1, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $39,881 million. The Company expects to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

With respect to the unaudited consolidated financial information of Raytheon Company for the six months ended July 1, 2018 and July 2, 2017, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated July 26, 2018, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Raytheon Company

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of July 1, 2018, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended July 1, 2018 and July 2, 2017 and the consolidated statements of equity and cash flows for the six-month periods ended July 1, 2018 and July 2, 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
Boston, Massachusetts
July 26, 2018

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

Total Net Sales
The composition of external net sales by products and services for each segment in the second quarter and first six months of 2018 was approximately the following:

	IDS	IIS	MS	SAS	Forcepoint
Products	90%	45%	95%	100%	90%
Services	10%	55%	5%	—%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Net sales
Products	$5,507	$5,275	83.1%	84.0%
Services	1,118	1,006	16.9%	16.0%
Total net sales	$6,625	$6,281	100.0%	100.0%

Total Net Sales - Second Quarter of 2018 vs. Second Quarter of 2017—The increase in total net sales of $344 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to higher external net sales of $145 million at MS and $138 million at IIS. The increase in external net sales at MS was primarily due to higher net sales on classified programs. The increase in external net sales at IIS was primarily due to higher net sales on classified programs, higher net sales in support of the Development, Operations and Maintenance (DOMino) Cyber program for the Department of Homeland Security (DHS), which was awarded in the fourth quarter of 2017 and higher net sales on the Air and Space Operations Center Weapon System (AOC WS) program for the U.S. Air Force, which was awarded in the third quarter of 2017.

Products and Services Net Sales - Second Quarter of 2018 vs. Second Quarter of 2017—The increase in products net sales of $232 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to higher external products net sales of $135 million at MS primarily due to the programs described above in Total Net Sales. The increase in services net sales of $112 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to higher external services net sales of $119 million at IIS primarily due to certain classified programs, and the DOMino Cyber and AOC WS programs, both described above in Total Net Sales.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Net sales
Products	$10,761	$10,319	83.5%	84.0%
Services	2,131	1,962	16.5%	16.0%
Total net sales	$12,892	$12,281	100.0%	100.0%

Total Net Sales - First Six Months of 2018 vs. First Six Months of 2017—The increase in total net sales of $611 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to higher external net sales of $230 million at MS and $228 million at IIS. The increase in external net sales at MS was primarily due to higher net sales on classified programs, partially offset by lower net sales on the Exoatmospheric Kill Vehicle (EKV) program due to planned declines in production. The increase in external net sales at IIS was primarily due to higher net sales on classified programs and higher net sales on the AOC WS program for the U.S. Air Force, which was awarded in the third quarter of 2017.

Products and Services Net Sales - First Six Months of 2018 vs. First Six Months of 2017—The increase in products net sales of $442 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to higher external products net sales of $204 million at MS and $128 million at IDS. The increase in products net sales at MS was primarily due to the programs described above in Total Net Sales. The increase in products net sales at IDS was primarily due to higher external products net sales on an international Patriot® program awarded in the first quarter of 2018 and higher external products net sales on various Patriot programs for an international customer driven by planned increases in production, partially offset by lower external products net sales on certain international Patriot programs due to the scheduled completion of certain production phases of the programs. The increase in services net sales of $169 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to higher external services net sales of $183 million at IIS primarily due to certain classified programs, the AOC WS program described above in Total Net Sales and the DOMino Cyber program for the DHS, which was awarded in the fourth quarter of 2017.

Sales to Major Customers - Second Quarter of 2018 vs. Second Quarter of 2017 and First Six Months of 2018 vs. First Six Months of 2017

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Sales to the U.S. government(1)(2)	$4,430	$4,193	67%	67%
U.S. direct commercial sales and other U.S. sales	131	90	2%	1%
Foreign military sales through the U.S. government	912	826	14%	13%
Foreign direct commercial sales and other foreign sales(1)	1,152	1,172	17%	19%
Total net sales	$6,625	$6,281	100%	100%

(1)

(2)
Includes sales to the U.S. Department of Defense (DoD) of $4,229 million, or 64% of total net sales, in the second quarter of 2018 and $4,024 million, or 64% of total net sales, in the second quarter of 2017.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Sales to the U.S. government(1)(2)	$8,691	$8,177	67%	67%
U.S. direct commercial sales and other U.S. sales	251	188	2%	1%
Foreign military sales through the U.S. government	1,629	1,603	13%	13%
Foreign direct commercial sales and other foreign sales(1)	2,321	2,313	18%	19%
Total net sales	$12,892	$12,281	100%	100%

(1)

(2)	Includes sales to the U.S. DoD of $8,304 million, or 64% of total net sales, in the first six months of 2018 and $7,806 million, or 64% of total net sales, in the first six months of 2017.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017(1)	Jul 1, 2018	Jul 2, 2017(1)
Cost of sales
Products	$3,903	$3,740	58.9%	59.5%
Services	874	781	13.2%	12.4%
Total cost of sales	$4,777	$4,521	72.1%	72.0%

(1)

Total Cost of Sales - Second Quarter of 2018 vs. Second Quarter of 2017—The increase in total cost of sales of $256 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to higher external cost of sales at MS and IIS primarily due to the programs described above in Total Net Sales.

Products and Services Cost of Sales - Second Quarter of 2018 vs. Second Quarter of 2017—The increase in products cost of sales of $163 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to higher external products cost of sales at MS principally due to the programs described above in Total Net Sales. The increase in services cost of sales of $93 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to higher external services cost of sales at IIS primarily due to the programs described above in Total Net Sales.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017(1)	Jul 1, 2018	Jul 2, 2017(1)
Cost of sales
Products	$7,640	$7,357	59.3%	59.9%
Services	1,669	1,530	12.9%	12.5%
Total cost of sales	$9,309	$8,887	72.2%	72.4%

(1)

Total Cost of Sales - First Six Months of 2018 vs. First Six Months of 2017—The increase in total cost of sales of $422 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to higher external cost of sales at MS and IIS primarily due to the programs described above in Total Net Sales.

Products and Services Cost of Sales - First Six Months of 2018 vs. First Six Months of 2017—The increase in products cost of sales of $283 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to higher external products cost of sales at MS primarily due to the programs described above in Total Net Sales. The increase in services cost of sales of $139 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to higher external services cost of sales at IIS primarily due to the programs described above in Total Net Sales.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017(1)	Jul 1, 2018	Jul 2, 2017(1)
Administrative and selling expenses	$540	$514	8.2%	8.2%
Research and development expenses	208	191	3.1%	3.0%
Total general and administrative expenses	$748	$705	11.3%	11.2%

(1)

The increase in administrative and selling expenses of $26 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to an increase in administrative and selling expenses of $16 million at Forcepoint principally driven by higher costs for the sales organization due to increased staffing and training.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $7 million and $4 million in the second quarters of 2018 and 2017, respectively.

The increase in research and development expenses of $17 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to higher independent research and development activity, principally at SAS related to advanced capabilities.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017(1)	Jul 1, 2018	Jul 2, 2017(1)
Administrative and selling expenses	$1,068	$1,037	8.3%	8.4%
Research and development expenses	374	354	2.9%	2.9%
Total general and administrative expenses	$1,442	$1,391	11.2%	11.3%

(1)

The increase in administrative and selling expenses of $31 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to an increase in administrative and selling expenses of $29 million at Forcepoint principally driven by higher costs for the sales organization due to increased staffing and training.

Net state income taxes allocated to our contracts were $17 million and $13 million in the first six months of 2018 and 2017, respectively.

The increase in research and development expenses of $20 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to higher independent research and development activity, principally at SAS related to advanced capabilities.

Total Operating Expenses

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017(1)	Jul 1, 2018	Jul 2, 2017(1)
Total operating expenses	$5,525	$5,226	$10,751	$10,278
% of Total Net Sales	83.4%	83.2%	83.4%	83.7%

(1)

The increase in total operating expenses of $299 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to the increase in total cost of sales of $256 million, the primary drivers of which are described above in Total Cost of Sales.

The increase in total operating expenses of $473 million in the first six months of 2018 compared to the first six months of 2017 was due to the increase in total cost of sales of $422 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017(1)	Jul 1, 2018	Jul 2, 2017(1)
Operating income	$1,100	$1,055	$2,141	$2,003
% of Total Net Sales	16.6%	16.8%	16.6%	16.3%

(1)

The increase in operating income of $45 million in the second quarter of 2018 compared to the second quarter of 2017 was due to the increase in total net sales of $344 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $299 million, the primary drivers of which are described above in Total Operating Expenses.

The increase in operating income of $138 million in the first six months of 2018 compared to the first six months of 2017 was due to the increase in total net sales of $611 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $473 million, the primary drivers of which are described above in Total Operating Expenses.

Total Non-Operating (Income) Expense, Net

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017(1)	Jul 1, 2018	Jul 2, 2017(1)
Non-operating (income) expense, net
Retirement benefits non-service expense	$238	$206	$477	$413
Interest expense	46	51	93	109
Interest income	(8)	(5)	(15)	(10)
Other (income) expense, net	(3)	35	2	28
Total non-operating (income) expense, net	$273	$287	$557	$540

(1)

The decrease in total non-operating (income) expense, net of $14 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to a decrease in other (income) expense, net of $38 million and a decrease in interest expense of $5 million, partially offset by an increase in retirement benefits non-service expense of $32 million. The decrease in other (income) expense, net and the decrease in interest expense were primarily driven by the early repurchase of long-term debt in the second quarter of 2017, which resulted in a $39 million pretax charge associated with the make-whole provision included in other (income) expense, net. The increase in retirement benefits non-service expense was principally driven by the lower discount rate at December 31, 2017 compared to the discount rate at December 31, 2016 and our annual actuarial update which takes into account final census data as described in our Annual Report on Form 10-K for the year ended December 31, 2017, partially offset by favorable asset performance and higher discretionary pension contributions in 2017.

The increase in total non-operating (income) expense, net of $17 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to an increase in retirement benefits non-service expense of $64 million, partially offset by a decrease in other (income) expense, net of $26 million and a decrease in interest expense of $16 million. The increase in retirement benefits non-service expense was principally driven by the lower discount rate at December 31, 2017 compared to the discount rate at December 31, 2016 and our annual actuarial update which takes into account final census data as described in our Annual Report on Form 10-K for the year ended December 31, 2017, partially offset by favorable asset performance and higher discretionary pension contributions in 2017. The decrease in other (income) expense, net was principally driven by the $39 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in the second quarter of 2017, partially offset by a $12 million change in the mark-to-market of marketable securities held in trust associated with certain of our nonqualified deferred compensation and employee benefit plans, due to net gains of less than $1 million in the first six months of 2018 compared to net gains of $12 million in the first six months of 2017. The decrease in interest expense was primarily due to the repurchase of long-term debt in the second quarter of 2017.

On July 10, 2018, certain Raytheon-sponsored pension plans entered into a definitive agreement with an insurance company to purchase a group annuity contract to transfer $923 million of our outstanding pension benefit obligations related to certain U.S. retirees and beneficiaries of our previously discontinued operations. The transaction closed on July 17, 2018. In connection with this transaction, in the third quarter of 2018 we expect to recognize a non-cash pension settlement charge of $288 million pretax, $228 million after tax, in non-operating (income) expense, net, primarily related to the accelerated recognition of actuarial losses included in accumulated other comprehensive loss (AOCL) for those plans. The actual settlement charge depends on finalization of the key actuarial assumptions, including discount rate and rate of return, on the measurement date of July 17, 2018.

Federal and Foreign Income Taxes

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Federal and foreign income taxes	$37	$221	$170	$419
Effective tax rate	4.5%	28.8%	10.7%	28.6%

On December 22, 2017, the President signed the Tax Cuts and Jobs Act of 2017 (2017 Act) which enacted a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduced the U.S. corporate statutory federal tax rate to 21% effective in 2018, eliminated the domestic manufacturing deduction benefit and introduced other tax base broadening measures, changed rules for expensing and capitalizing business expenditures, established a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provided for a one-time transition tax on previously undistributed foreign earnings, and introduced new rules for the treatment of certain foreign income, including foreign derived intangible income (FDII).

At July 1, 2018, we have not completed our accounting for the tax effects of enactment of the 2017 Act. We continue to prepare, review and assess certain information and perform analyses related to the 2017 Act. For a more detailed discussion of the effects of the 2017 Act refer to “Note 14: Income Taxes” within Item 1 of this Form 10-Q.

We recognize excess tax benefits and tax deficiencies related to our equity compensation in the income statement which could result in fluctuations in our effective tax rate period over period depending on the volatility of our stock price and how many awards vest in the period.

In the second quarter of 2018, we determined we would make a discretionary contribution to our pension plans of $1.25 billion in the third quarter of 2018. As a result, we recorded a net tax benefit of $95 million in the second quarter of 2018, primarily due to the remeasurement of the related deferred tax asset balance at the 2017 tax rate of 35% versus the 2018 tax rate of 21%, as the discretionary contribution would now be deductible on our 2017 tax return.

Our effective tax rate in the second quarter of 2018 was 4.5% compared to 28.8% in the second quarter of 2017. The decrease of 24.3% was due to the decrease in the statutory federal rate, which decreased the rate by 14.0%, the tax benefit recognized related to the discretionary pension contribution, which decreased the rate by 11.5% and FDII, which decreased the rate by 4.5%, partially offset by the repeal of the domestic manufacturing deduction, which unfavorably impacted the rate by 2.8%, the settlement of equity awards, which increased the rate by 2.1% and the foreign rate differential, which increased the rate by 0.8%.

Our effective tax rate in the second quarter of 2018 was 16.5% lower than the 21% statutory federal rate primarily due to the tax benefit recognized related to the discretionary pension contribution, which decreased the rate by 11.5%, FDII, which decreased the rate by 4.5%, the Research and Development tax credit (R&D tax credit), which decreased the rate by 1.7% and the tax benefit recognized upon settlement of equity awards, which decreased the rate by 0.8%, partially offset by the foreign rate differential, which increased the rate by 0.8%. The offsetting increase of 1.2% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the second quarter of 2017 was 6.2% lower than the 35% statutory federal rate primarily due to the tax benefit recognized upon settlement of equity awards, which decreased the rate by 2.9%, the domestic manufacturing deduction, which decreased the rate by 2.8%, and the R&D tax credit, which decreased the rate by 1.3%. The offsetting increase of 0.8% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2018 was 10.7% compared to 28.6% in the first six months of 2017. The decrease of 17.9% was primarily due to the decrease in the statutory federal rate, which decreased the rate by 14.0%, the tax benefit recognized related to the discretionary pension contribution, which decreased the rate by 6.0% and FDII, which decreased the rate by 3.8%, partially offset by the repeal of the domestic manufacturing deduction, which unfavorably impacted the rate by 2.9%, the foreign rate differential, which increased the rate by 1.3% and the one-time transition tax on undistributed foreign earnings, which increased the rate by 0.7%. The remaining increase of 1.0% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2018 was 10.3% lower than the 21% statutory federal rate primarily due to the tax benefit recognized related to the discretionary pension contribution, which decreased the rate by 6.0%, FDII, which decreased the rate by 3.8%, the tax benefit recognized upon settlement of equity awards, which decreased the rate by 2.0% and the R&D tax credit, which decreased the rate by 1.7%, partially offset by the foreign rate differential, which increased the rate by 1.3% and the one-time transition tax on undistributed foreign earnings, which increased the rate by 0.7%. The offsetting increase of 1.2% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2017 was 6.4% lower than the 35% statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 2.9%, the tax benefit recognized upon settlement of equity awards, which decreased the rate by 2.4%, and the R&D tax credit, which decreased the rate by 1.4%. The offsetting increase of 0.3% is composed of various items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Income from continuing operations	$790	$547	$1,414	$1,044

The increase in income from continuing operations of $243 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to a decrease of $184 million in federal and foreign income taxes, related to the decrease in our effective tax rate described above in Federal and Foreign Income Taxes and an increase of $45 million in operating income, the primary drivers of which are described above in Operating Income.

The increase in income from continuing operations of $370 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to a decrease of $249 million in federal and foreign income taxes principally driven by the decrease in our effective tax rate described above in Federal and Foreign Income Taxes and an increase of $138 million in operating income, the primary drivers of which are described above in Operating Income.

Net Income

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Net income	$791	$547	$1,414	$1,047

The increase in net income of $244 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to the $243 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

The increase in net income of $367 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to the $370 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted Earnings Per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Income from continuing operations attributable to Raytheon Company	$799	$553	$1,433	$1,056
Diluted weighted-average shares outstanding	287.6	292.0	288.2	292.4
Diluted EPS from continuing operations attributable to Raytheon Company	$2.78	$1.89	$4.98	$3.62

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.89 in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $1.36 in the first six months of 2018 compared to the first six months of 2017 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below. Diluted EPS from continuing operations attributable to Raytheon Company common stockholders was increased by $0.01 in the first six months of 2017 for the impact of our redeemable noncontrolling interest redemption value adjustments, as discussed in “Note 4: Earnings Per Share (EPS)” within Item 1 of this Form 10-Q.

Our common stock share activity was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Beginning balance	287.2	291.0	288.4	292.8
Stock plans activity	—	—	1.0	1.1
Share repurchases	(2.0)	(0.9)	(4.2)	(3.8)
Ending balance	285.2	290.1	285.2	290.1

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Net income attributable to Raytheon Company	$800	$553	$1,433	$1,059
Diluted weighted-average shares outstanding	287.6	292.0	288.2	292.4
Diluted EPS attributable to Raytheon Company	$2.78	$1.89	$4.97	$3.63

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.89 in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to the $0.89 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above in Diluted Earnings Per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders.

The increase in diluted EPS attributable to Raytheon Company common stockholders of $1.34 in the first six months of 2018 compared to the first six months of 2017 was primarily due to the $1.36 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above in Diluted Earnings Per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders.

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

	Three Months Ended		Six Months Ended
Bookings (in millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Integrated Defense Systems	$1,661	$1,231	$4,136	$2,862
Intelligence, Information and Services	1,724	1,373	2,798	3,107
Missile Systems	2,916	2,755	4,306	3,498
Space and Airborne Systems	2,245	1,058	3,517	2,533
Forcepoint	148	115	248	220
Total	$8,694	$6,532	$15,005	$12,220

Included in bookings were international bookings of $1,821 million and $2,265 million in the second quarters of 2018 and 2017, respectively, and $4,669 million and $4,157 million in the first six months of 2018 and 2017, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 21% and 35% of total bookings in the second quarters of 2018 and 2017, respectively, and 31% and 34% of total bookings in the first six months of 2018 and 2017, respectively.

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

Backlog (in millions)	Jul 1, 2018	Dec 31, 2017
Integrated Defense Systems	$10,225	$9,186
Intelligence, Information and Services	6,197	6,503
Missile Systems	13,867	13,426
Space and Airborne Systems	9,138	8,611
Forcepoint(1)	454	484
Total	$39,881	$38,210

(1)
Forcepoint backlog excludes the unfavorable impact of $3 million and $12 million at July 1, 2018 and December 31, 2017, respectively, related to the Acquisition Accounting Adjustments to record acquired deferred revenue at fair value.

Total Net Sales—We generally express changes in total net sales in terms of volume. Volume generally refers to increases or decreases in revenues related to varying amounts of total operating expenses incurred on individual contracts (i.e., from performance against contractual commitments on our bookings related to engineering, production or service activity). Therefore, we discuss volume changes attributable principally to individual programs or product lines unless there is a discrete event (e.g., a major contract termination, natural disaster or major labor strike), or some other unusual item that has a material effect on changes in a segment’s volume for a reported period. Due to the nature of our contracts, the amount of costs incurred and related revenues will naturally fluctuate over the lives of our contracts. As a result, in any reporting period, the changes in volume on numerous contracts are likely to be due to normal fluctuations in our engineering, production or service activities, depending on the phase of the contracts’ lifecycle.

Total net sales by segment were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Integrated Defense Systems	$1,514	$1,462	$3,003	$2,860
Intelligence, Information and Services	1,687	1,555	3,269	3,062
Missile Systems	2,051	1,901	3,899	3,657
Space and Airborne Systems	1,605	1,608	3,173	3,163
Forcepoint	148	138	289	282
Eliminations	(376)	(372)	(733)	(722)
Total business segment sales	6,629	6,292	12,900	12,302
Acquisition Accounting Adjustments	(4)	(11)	(8)	(21)
Total	$6,625	$6,281	$12,892	$12,281

Total Operating Expenses—We generally disclose operating expenses for each segment in terms of the following: (1) cost of sales—labor; (2) cost of sales—materials and subcontractors; and (3) other costs of sales and other operating expenses. Included in cost of sales—labor is the incurred direct labor costs associated with the performance of contracts in the current period and any applicable overhead and fringe costs. Included in cost of sales—materials and subcontractors is the incurred direct materials costs, subcontractor costs (which could include effort performed by other Raytheon segments or locations) and applicable overhead allocations in the current period. Included in other costs of sales and other operating expenses is other direct costs not captured in labor or materials and subcontractors costs, such as previously deferred precontract costs recognized in the period, applicable overhead allocations, general and administrative expenses, which include administrative and selling expenses (including bid and proposal costs) and research and development expenses, other direct costs (such as ancillary services and travel expenses) and adjustments for loss contracts.

Operating Income (and the related operating margin percentage)—We generally express changes in segment operating income in terms of volume, net changes in Estimate at Completion (EAC) adjustments or changes in contract mix and other program performance.

The impact of changes in volume on operating income excludes the impact of net EAC adjustments and the impact of changes in contract mix and other program performance and is calculated based on changes in costs on individual programs at an overall margin for the segment. As such, changes in volume do not impact operating margins.

Changes in net EAC adjustments relate to changes in operating income and margin due to revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. For a full description of our EAC process, refer to “Note 3: Changes in Estimates under Percentage of Completion Contract Accounting” within Item 1 of this Form 10-Q. Given that we have thousands of individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

	Three Months Ended		Six Months Ended
EAC Adjustments (in millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Gross favorable	$263	$236	$469	$465
Gross unfavorable	(134)	(124)	(225)	(299)
Total net EAC adjustments	$129	$112	$244	$166

Significant EAC adjustments in the second quarters and first six months of 2018 and 2017 are discussed in the Operating Income and Margin section of each business segment’s discussion below. The increase in net EAC adjustments of $17 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to the increase in net EAC adjustments at SAS. The increase in net EAC adjustments of $78 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to increases in net EAC adjustments at SAS and IDS. Refer to the individual segment results for further information.

Changes in contract mix and other program performance refer to changes in operating income and margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes, and other drivers of program performance including margin rate increases or decreases due to EAC adjustments in prior periods. A higher or lower expected fee rate at the initial award of a contract typically correlates to the contract’s risk profile, which is often specifically driven by the type of customer and related procurement regulations, the type of contract (e.g., fixed-price vs. cost-plus), the maturity of the product or service and the scope of work. Changes in contract mix and other performance also include all other items which are not related to volume or EAC adjustments (e.g., real estate transactions).

Operating income by segment was as follows:

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Integrated Defense Systems	$262	$245	$535	$457
Intelligence, Information and Services	128	115	245	226
Missile Systems	231	236	443	452
Space and Airborne Systems	206	218	399	408
Forcepoint	(8)	2	(15)	18
Eliminations	(41)	(37)	(81)	(74)
Total business segment operating income	778	779	1,526	1,487
Acquisition Accounting Adjustments	(34)	(42)	(67)	(84)
FAS/CAS Operating Adjustment	353	315	707	630
Corporate	3	3	(25)	(30)
Total	$1,100	$1,055	$2,141	$2,003

Integrated Defense Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	% Change	Jul 1, 2018	Jul 2, 2017	% Change
Total net sales	$1,514	$1,462	3.6%	$3,003	$2,860	5.0%
Total operating expenses
Cost of sales—labor	540	530	1.9%	1,093	1,065	2.6%
Cost of sales—materials and subcontractors	478	465	2.8%	944	884	6.8%
Other cost of sales and other operating expenses	234	222	5.4%	431	454	(5.1)%
Total operating expenses	1,252	1,217	2.9%	2,468	2,403	2.7%
Operating income	$262	$245	6.9%	$535	$457	17.1%
Operating margin	17.3%	16.8%		17.8%	16.0%

Change in Operating Income (in millions)	Three Months Ended Jul 1, 2018 Versus Three Months Ended Jul 2, 2017			Six Months Ended Jul 1, 2018 Versus Six Months Ended Jul 2, 2017
Volume		$4			$8
Net change in EAC adjustments		5			20
Mix and other performance		8			50
Total change in operating income		$17			$78

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	% Change	Jul 1, 2018	Jul 2, 2017	% Change
Bookings	$1,661	$1,231	34.9%	$4,136	$2,862	44.5%

Total Net Sales—The increase in total net sales of $52 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to higher net sales of $85 million on an international Patriot program awarded in the first quarter of 2018 and higher net sales of $42 million on various Patriot programs for an international customer driven by planned increases in production, partially offset by lower net sales of $87 million on certain international Patriot programs due to the scheduled completion of certain production phases of the programs.

The increase in total net sales of $143 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to higher net sales of $288 million on an international Patriot program awarded in the first quarter of 2018, which included an estimated $90 million of net sales recognized in the first quarter of 2018 from previously inventoried costs, and higher net sales of $62 million on various Patriot programs for an international customer driven by planned increases in production, partially offset by lower net sales of $206 million on certain international Patriot programs due to the scheduled completion of certain production phases of the programs.

Total Operating Expenses—The increase in total operating expenses of $35 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to an increase in materials and subcontractors costs of $13 million and an increase in other cost of sales and other operating expenses of $12 million. The increase in materials and subcontractors costs was primarily due to higher activity on the international Patriot program awarded in the first quarter of 2018 described above in Total Net Sales and higher activity on a naval radar program driven by planned increases in production, partially offset by lower activity on the certain international Patriot programs described above in Total Net Sales. The increase in other cost of sales and other operating expenses was spread across numerous programs with no individual or common significant driver.

The increase in total operating expenses of $65 million in the first six months of 2018 compared to the first six months of 2017 was due to an increase in materials and subcontractors costs of $60 million, partially offset by a decrease in other cost of sales and other operating expenses of $23 million. The increase in materials and subcontractors costs was primarily due to higher activity on the international Patriot program awarded in the first quarter of 2018 described above in Total Net Sales, partially offset by lower activity on the certain international Patriot programs described above in Total Net Sales. The decrease in other cost of sales and other operating expenses was primarily due to previously deferred precontract costs of $32 million recognized in the first quarter of 2017 related to an international early warning radar program awarded in the first quarter of 2017.

Operating Income and Margin—The increase in operating income of $17 million and the related increase in operating margin in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to a change in mix and other performance of $8 million and a net change in EAC adjustments of $5 million. The change in mix and other performance was principally driven by higher sales on the international Patriot program awarded in the first quarter of 2018 and the various Patriot programs for an international customer described above in Total Net Sales, which had a combined impact of $36 million, partially offset by other activity with no individual or common significant driver.

The increase in operating income of $78 million and the related increase in operating margin in the first six months of 2018 compared to the first six months of 2017 was primarily due to a change in mix and other performance of $50 million principally driven by higher sales on the international Patriot program awarded in the first quarter of 2018 and the various Patriot programs for an international customer described above in Total Net Sales, which had a combined impact of $78 million, partially offset by other activity with no individual or common significant driver.

Backlog and Bookings—Backlog was $10,225 million at July 1, 2018, compared to $9,186 million at December 31, 2017. The increase in backlog of $1,039 million at July 1, 2018 compared to December 31, 2017 was primarily due to bookings in excess of sales at our International Air and Missile Defense (IAMD) product line. Bookings increased by $430 million in the second quarter of 2018 compared to the second quarter of 2017. In the second quarter of 2018, IDS booked $329 million to provide advanced Patriot air and missile defense capabilities for Romania, $274 million for the Collins class submarine program for the Royal Australian Navy, $148 million on the Air and Missile Defense Radar (AMDR) program for the U.S. Navy, $95 million on the Multi-Function RF System (MFRFS) program for the U.S. Army, and $83 million for the Barracuda mine neutralization system for the U.S. Navy. In the second quarter of 2017, IDS booked $364 million on the AMDR program for the U.S. Navy and $146 million on the MFRFS program for the U.S. Army. IDS also booked $178 million on two international Patriot contracts.

Bookings increased by $1,274 million in the first six months of 2018 compared to the first six months of 2017. In addition to the bookings noted above, in the first six months of 2018, IDS booked $1.6 billion to provide advanced Patriot air and missile defense capability to an international customer, $270 million to provide Patriot engineering services support for U.S. and international customers, $143 million to provide Patriot depot support for an international customer and $142 million to provide Patriot spares for an international customer. In addition to the bookings noted above, in the first six months of 2017, IDS booked $987 million for the Upgraded Early Warning Radar (UEWR) system for Qatar and $232 million to provide Patriot engineering services support for U.S. and international customers.

Intelligence, Information and Services
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	% Change	Jul 1, 2018	Jul 2, 2017	% Change
Total net sales	$1,687	$1,555	8.5%	$3,269	$3,062	6.8%
Total operating expenses
Cost of sales—labor	688	651	5.7%	1,381	1,307	5.7%
Cost of sales—materials and subcontractors	656	573	14.5%	1,234	1,119	10.3%
Other cost of sales and other operating expenses	215	216	(0.5)%	409	410	(0.2)%
Total operating expenses	1,559	1,440	8.3%	3,024	2,836	6.6%
Operating income	$128	$115	11.3%	$245	$226	8.4%
Operating margin	7.6%	7.4%		7.5%	7.4%

Change in Operating Income (in millions)	Three Months Ended Jul 1, 2018 Versus Three Months Ended Jul 2, 2017			Six Months Ended Jul 1, 2018 Versus Six Months Ended Jul 2, 2017
Volume		$8			$13
Net change in EAC adjustments		(10)			(1)
Mix and other performance		15			7
Total change in operating income		$13			$19

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	% Change	Jul 1, 2018	Jul 2, 2017	% Change
Bookings	$1,724	$1,373	25.6%	$2,798	$3,107	(9.9)%

Total Net Sales—The increase in total net sales of $132 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to higher net sales of $74 million on classified programs, higher net sales of $23 million in support of the Development, Operations and Maintenance (DOMino) Cyber program for the Department of Homeland Security (DHS), which was awarded in the fourth quarter of 2017 and higher net sales of $21 million on the Air and Space Operations Center Weapon System (AOC WS) program for the U.S. Air Force, which was awarded in the third quarter of 2017.

The increase in total net sales of $207 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to higher net sales of $105 million on classified programs and higher net sales of $32 million on the AOC WS program for the U.S. Air Force, which was awarded in the third quarter of 2017.

Total Operating Expenses—The increase in total operating expenses of $119 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to an increase in materials and subcontractors costs of $83 million and an increase in labor costs of $37 million. The increase in materials and subcontractors costs was driven principally by activity on the programs described above in Total Net Sales. The increase in labor costs was spread across numerous programs with no individual or common significant driver.

The increase in total operating expenses of $188 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to an increase in materials and subcontractors costs of $115 million and an increase in labor costs of $74 million. The increase in materials and subcontractors costs was driven principally by activity on the programs described above in Total Net Sales. The increase in labor costs was spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—The increase in operating income of $13 million and the related increase in operating margin in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to a change in mix and other performance of $15 million spread across numerous programs with no individual or common significant driver.

The increase in operating income of $19 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to an increase in volume of $13 million principally due to the activity on the programs described above in Total Net Sales. Included in mix and other performance in the first six months of 2017 was a $2 million gain on a real estate transaction in the first quarter of 2017. Operating margin in the first six months of 2018 was relatively consistent with the first six months of 2017.

Backlog and Bookings—Backlog was $6,197 million at July 1, 2018, compared to $6,503 million at December 31, 2017. The decrease in backlog of $306 million at July 1, 2018 compared to December 31, 2017 was primarily due to sales in excess of bookings principally within the Navigation, Weather and Services (NWS) product line. In 2018, IIS combined the Navigation and Environmental Solutions (NES) product line and the Transportation and Support Services (TSS) product line to create the NWS product line. Bookings increased by $351 million in the second quarter of 2018 compared to the second quarter of 2017. In the second quarter of 2018, IIS booked $227 million on domestic training programs and $71 million on foreign training programs in support of Warfighter Field Operations Customer Support (Warfighter FOCUS) activities. IIS also booked $802 million on a number of classified contracts. In the second quarter of 2017, IIS booked $308 million on domestic training programs and $66 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $555 million on a number of classified contracts, including $228 million on a multi-year award for a classified customer.

Bookings decreased by $309 million in the first six months of 2018 compared to the first six months of 2017. In addition to the bookings above, in the first six months of 2018, IIS booked $80 million on domestic and foreign training programs in support of Warfighter FOCUS activities. IIS also booked $514 million on a number of classified contracts. In addition to the bookings above, in the first six months of 2017, IIS booked approximately $1.1 billion on U.S. Air Force programs and $390 million on a number of classified contracts.

Missile Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	% Change	Jul 1, 2018	Jul 2, 2017	% Change
Total net sales	$2,051	$1,901	7.9%	$3,899	$3,657	6.6%
Total operating expenses
Cost of sales—labor	637	561	13.5%	1,259	1,110	13.4%
Cost of sales—materials and subcontractors	888	845	5.1%	1,714	1,626	5.4%
Other cost of sales and other operating expenses	295	259	13.9%	483	469	3.0%
Total operating expenses	1,820	1,665	9.3%	3,456	3,205	7.8%
Operating income	$231	$236	(2.1)%	$443	$452	(2.0)%
Operating margin	11.3%	12.4%		11.4%	12.4%

Change in Operating Income (in millions)	Three Months Ended Jul 1, 2018 Versus Three Months Ended Jul 2, 2017			Six Months Ended Jul 1, 2018 Versus Six Months Ended Jul 2, 2017
Volume		$21			$34
Net change in EAC adjustments		(2)			18
Mix and other performance		(24)			(61)
Total change in operating income		$(5)			$(9)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	% Change	Jul 1, 2018	Jul 2, 2017	% Change
Bookings	$2,916	$2,755	5.8%	$4,306	$3,498	23.1%
Total Net Sales—The increase in total net sales of $150 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to higher net sales of $139 million on classified programs.

The increase in total net sales of $242 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to higher net sales of $263 million on classified programs, partially offset by lower net sales of $73 million on the Exoatmospheric Kill Vehicle (EKV) program due to planned declines in production.

Total Operating Expenses—The increase in total operating expenses of $155 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to an increase in labor costs of $76 million, an increase in materials and subcontractors costs of $43 million and an increase in other cost of sales and other operating expenses of $36 million. The increase in labor costs was driven principally by activity on the programs described above in Total Net Sales. The increase in materials and subcontractors costs was driven principally by the Rolling Airframe Missile (RAM®) program awarded in the second quarter of 2018, and activity on the programs described above in Total Net Sales, partially offset by activity spread across numerous programs with no individual or common significant driver. The increase in other cost of sales and other operating expenses was driven principally by higher other direct costs principally due to an increase in outside services costs and an increase in international intercompany activity.

The increase in total operating expenses of $251 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to an increase in labor costs of $149 million and an increase in materials and subcontractors costs of $88 million. The increase in labor costs was driven principally by activity on the classified programs described above in Total Net Sales. The increase in materials and subcontractors costs was primarily due to activity on the classified programs described above in Total Net Sales.

Operating Income and Margin—The decrease of $5 million in operating income in the second quarter of 2018 compared to the second quarter of 2017 was due to a change in mix and other performance of $24 million partially offset by an increase in volume of $21 million. The change in mix and other performance was principally driven by activity on international Paveway® programs. The increase in volume was principally driven by activity on the programs described above in Total Net Sales. The decrease in operating margin in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to the change in mix and other performance.

The decrease in operating income of $9 million in the first six months of 2018 compared to the first six months of 2017 was due to a change in mix and other performance of $61 million, partially offset by an increase in volume of $34 million and a net change in EAC adjustments of $18 million. The change in mix and other performance was principally driven by activity on international Paveway programs. The increase in volume was principally driven by activity on the programs described above in Total Net Sales. The decrease in operating margin in the first six months of 2018 compared to the first six months of 2017 was due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

Backlog and Bookings—Backlog was $13,867 million at July 1, 2018, compared to $13,426 million at December 31, 2017. The increase in backlog of $441 million at July 1, 2018 compared to December 31, 2017 was primarily due to bookings in excess of sales within our Advanced Missile Systems product line. Bookings increased by $161 million in the second quarter of 2018 compared to the second quarter of 2017. In the second quarter of 2018, MS booked $933 million for Standard Missile-3 (SM-3®) for the Missile Defense Agency (MDA) and an international customer, $237 million for RAM for the U.S. Navy and international customers, $205 million for Tube-launched, Optically-tracked, Wireless-guided (TOW®) missiles for the U.S. Army, U.S. Marine Corps and international customers, $167 million for Tomahawk for the U.S. Navy, U.S. Air Force and international customers, $109 million for Miniature Air Launched Decoy (MALD®) for the U.S. Air Force, $99 million for Excalibur® for the U.S. Army and $78 million for Evolved Seasparrow Missile (ESSM®) for the U.S. Navy and international customers. MS also booked $707 million on classified contracts, including $127 million on a major contract. In the second quarter of 2017, MS booked $690 million for Paveway for international customers, $619 million for Standard Missile-2 (SM-2) for the U.S. Navy and international customers, $436 million for SM-3 for the MDA, $116 million for the Long Range Precision Fires (LRPF) Missile system for the U.S. Army, $113 million for AIM-9X Sidewinder short-range air-to-air missiles, and $90 million for Advanced Medium-Range Air-to-Air Missile (AMRAAM®). MS also booked $214 million on classified contracts.

Bookings increased by $808 million in the first six months of 2018 compared to the first six months of 2017. In addition to the bookings above, in the first six months of 2018, MS booked $601 million for AMRAAM for the U.S. Air Force, U.S. Navy and international customers, $255 million for StormBreaker™, formerly called Small Diameter Bomb II (SDB II™), for the U.S. Air Force and $114 million for Commander’s Independent Thermal Viewers (CITV) for the U.S. Army and an international customer. MS also booked $130 million on a number of classified contracts. In addition to the bookings above, in the first six months of 2017, MS booked $203 million for AIM-9X Sidewinder short-range air-to-air missiles for U.S. and international customers and $159 million for Paveway for international customers.

Space and Airborne Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	% Change	Jul 1, 2018	Jul 2, 2017	% Change
Total net sales	$1,605	$1,608	(0.2)%	$3,173	$3,163	0.3%
Total operating expenses
Cost of sales—labor	680	659	3.2%	1,368	1,325	3.2%
Cost of sales—materials and subcontractors	435	478	(9.0)%	826	920	(10.2)%
Other cost of sales and other operating expenses	284	253	12.3%	580	510	13.7%
Total operating expenses	1,399	1,390	0.6%	2,774	2,755	0.7%
Operating income	$206	$218	(5.5)%	$399	$408	(2.2)%
Operating margin	12.8%	13.6%		12.6%	12.9%

Change in Operating Income (in millions)	Three Months Ended Jul 1, 2018 Versus Three Months Ended Jul 2, 2017			Six Months Ended Jul 1, 2018 Versus Six Months Ended Jul 2, 2017
Volume		$(1)			$—
Net change in EAC adjustments		13			26
Mix and other performance		(24)			(35)
Total change in operating income		$(12)			$(9)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	% Change	Jul 1, 2018	Jul 2, 2017	% Change
Bookings	$2,245	$1,058	112.2%	$3,517	$2,533	38.8%

Total Net Sales—Total net sales in the second quarter of 2018 were relatively consistent with the second quarter of 2017.

Total net sales in the first six months of 2018 were relatively consistent with the first six months of 2017.

Total Operating Expenses—Total operating expenses in the second quarter of 2018 were relatively consistent with the second quarter of 2017. The increase in other costs of sales and other operating expenses of $31 million was primarily driven by a gain of $15 million on a real estate transaction in the second quarter of 2017 and increased general and administrative expenses of $11 million driven by higher independent research and development costs. The decrease in materials and subcontractors costs of $43 million was primarily due to activity on classified programs due to planned reduced schedule requirements.

Total operating expenses in the first six months of 2018 were relatively consistent with the first six months of 2017. The increase in other costs of sales and other operating expenses of $70 million was primarily driven by higher other direct costs of $20 million principally due to an increase in software royalty and licensing costs based on the timing of program requirements and higher general and administrative expenses of $19 million driven by increased independent research and development costs. The decrease in materials and subcontractors costs of $94 million was primarily due to activity on classified programs due to planned reduced schedule requirements.

Operating Income and Margin—The decrease in operating income of $12 million and the related decrease in operating margin in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to a change in mix and other performance of $24 million partially offset by a net change in EAC adjustments of $13 million. The change in mix and other performance was primarily driven by a gain of $15 million on a real estate transaction in the second quarter of 2017 and lower activity on an international tactical radar systems program due to scheduled completion of certain production phases. Included in mix and other performance was a gain of $8 million from the sale of our commercial cloud-based call center analytics business in the second quarter of 2018, which was recorded as a reduction to cost of sales.

The decrease in operating income of $9 million and the related decrease in operating margin in the first six months of 2018 compared to the first six months of 2017 was primarily driven by a change in mix and other performance of $35 million partially offset by a net change in EAC adjustments of $26 million. The change in mix and other performance was primarily driven by lower activity on an international tactical radar systems program due to scheduled completion of certain production phases. Included in mix and other performance was the gain of $8 million from the sale of our commercial cloud-based call center analytics business in the second quarter of 2018 and the gain of $15 million on a real estate transaction in the second quarter of 2017. The net change in EAC adjustments was primarily driven by a net change in EAC adjustments on tactical communication systems development and production programs due to an increase in estimated labor costs in the first quarter of 2017 and labor and material production efficiencies in the second quarter of 2018, and a net change in EAC adjustments on an international classified program due to increased estimated labor and material production costs in the first quarter of 2017.

Backlog and Bookings—Backlog was $9,138 million at July 1, 2018, compared to $8,611 million at December 31, 2017. The increase in backlog of $527 million at July 1, 2018 compared to December 31, 2017 was primarily driven by bookings in excess of sales principally within our Intelligence, Surveillance and Reconnaissance (ISRS) and Space Systems (SS) product lines. Bookings increased by $1,187 million in the second quarter of 2018 compared to the second quarter of 2017. In the second quarter of 2018, SAS booked $1,121 million on a number of classified contracts, including $441 million for a major domestic classified program. In the second quarter of 2017, SAS booked $91 million for radar components for the U.S. Navy. SAS also booked $137 million on a number of classified contracts.

Bookings increased by $984 million in the first six months of 2018 compared to the first six months of 2017. In addition to the bookings noted above, in the first six months of 2018, SAS booked $87 million for the next-generation Multi-Spectral Targeting System (MTS) for the U.S. Air Force and $85 million for radar components for the U.S. Navy. SAS also booked $356 million on a number of classified contracts. In addition to the bookings noted above, in the first six months of 2017, SAS booked $256 million for Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and $250 million on two contracts for international customers, one for military processors and one for radar warning receivers. SAS also booked $402 million on a number of classified contracts.

Forcepoint
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	% Change	Jul 1, 2018	Jul 2, 2017	% Change
Total net sales	$148	$138	7.2%	$289	$282	2.5%
Total operating expenses
Cost of sales	29	26	11.5%	56	51	9.8%
Selling and marketing	70	58	20.7%	134	112	19.6%
Research and development	36	35	2.9%	73	67	9.0%
General and administrative	21	17	23.5%	41	34	20.6%
Total operating expenses	156	136	14.7%	304	264	15.2%
Operating income (loss)	$(8)	$2	NM	$(15)	$18	NM
Operating margin	(5.4)%	1.4%		(5.2)%	6.4%
NM = Not meaningful

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2018	Jul 2, 2017	% Change	Jul 1, 2018	Jul 2, 2017	% Change
Bookings	$148	$115	28.7%	$248	$220	12.7%

Total Net Sales—The increase in total net sales of $10 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to $6 million of higher Commercial Security sales, principally due to higher sales on User and Data Security products and on Next-Generation Firewall products, partially offset by lower sales related to filtering products, and $4 million of higher Global Government and Critical Infrastructure sales, primarily due to higher volume of bookings. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

Total net sales in the first six months of 2018 were relatively consistent with the first six months of 2017. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

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

–	Research and development—labor costs for the development and management of new and existing products; and related overhead costs; and

–	General and administrative—labor costs for our executive, finance and administrative personnel; third party professional service fees; and related overhead costs.

Total operating expenses in the second quarter of 2018 increased $20 million compared to the second quarter of 2017 primarily due to an increase in selling and marketing expense of $12 million and an increase in general and administrative expense of $4 million. The increase in selling and marketing expense was principally driven by higher costs for the sales organization due to increased staffing and training. The increase in general and administrative expense was principally driven by increased staffing and professional services fees. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Total operating expenses in the first six months of 2018 increased $40 million compared to the first six months of 2017 primarily due to an increase in selling and marketing expense of $22 million and an increase in general and administrative expense of $7 million. The increase in selling and marketing expense was principally driven by higher costs for the sales organization due to increased staffing and training. The increase in general and administrative expense was principally driven by increased staffing and professional services fees. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Operating Income (Loss) and Margin—The decrease in operating income (loss) of $10 million and the related decrease in operating margin in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to the increase in total operating expenses described above in Total Operating Expenses partially offset by the increase in total net sales described above in Total Net Sales.

The decrease in operating income (loss) of $33 million and the related decrease in operating margin in the first six months of 2018 compared to the first six months of 2017 was primarily due to the increase in total operating expenses described above in Total Operating Expenses.

Backlog and Bookings—Backlog was $454 million at July 1, 2018, $484 million at December 31, 2017 and $425 million at July 2, 2017. The decrease in backlog of $30 million at July 1, 2018 compared to December 31, 2017 was primarily due to the seasonality of the Commercial Security products experiencing higher bookings in the fourth quarter of each year.

Bookings increased by $33 million in the second quarter of 2018 compared to the second quarter of 2017 primarily due to a $23 million increase in Commercial Security bookings.

Bookings increased by $28 million in the first six months of 2018 compared to the first six months of 2017 primarily due to a $20 million increase in Commercial Security bookings.

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

The components of Acquisition Accounting Adjustments were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Deferred revenue adjustment	$(4)	$(11)	$(8)	$(21)
Amortization of acquired intangibles	(30)	(31)	(59)	(63)
Total Acquisition Accounting Adjustments	$(34)	$(42)	$(67)	$(84)

The deferred revenue adjustment relates to acquisitions in the Forcepoint segment.

Amortization of acquired intangibles related to acquisitions in the segments was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Integrated Defense Systems	$—	$—	$—	$—
Intelligence, Information and Services	6	5	11	10
Missile Systems	1	1	1	1
Space and Airborne Systems	2	2	4	5
Forcepoint	21	23	43	47
Total	$30	$31	$59	$63

The change in our Acquisition Accounting Adjustments of $8 million in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to a $7 million decrease in the deferred revenue adjustment, principally driven by lower amounts recognized related to the Websense acquisition in the second quarter of 2015.

The change in our Acquisition Accounting Adjustments of $17 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to a $13 million decrease in the deferred revenue adjustment, principally driven by lower amounts recognized related to the Websense acquisition in the second quarter of 2015.

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

The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
FAS/CAS Pension Operating Adjustment	$350	$312	$701	$623
FAS/CAS PRB Operating Adjustment	3	3	6	7
FAS/CAS Operating Adjustment	$353	$315	$707	$630

The FAS expense and CAS expense components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
FAS service cost (expense)	$(130)	$(118)	$(258)	$(236)
CAS expense	483	433	965	866
FAS/CAS Operating Adjustment	$353	$315	$707	$630

The change in our FAS/CAS Operating Adjustment of $38 million in the second quarter of 2018 compared to the second quarter of 2017 was driven by a $50 million increase in our CAS expense, partially offset by a $12 million increase in our FAS service cost. The change in our FAS/CAS Operating Adjustment of $77 million in the first six months of 2018 compared to the first six months of 2017 was driven by a $99 million increase in our CAS expense, partially offset by a $22 million increase in our FAS service cost. The increase in our CAS expense in the second quarter and first six months of 2018 was primarily due to our annual actuarial update, which takes into account final census data as described in our Annual Report on Form 10-K for the year ended December 31, 2017. The increase in our FAS service cost in the second quarter and first six months of 2018 was principally driven by the lower discount rate at December 31, 2017 compared to the discount rate at December 31, 2016.

Corporate
Corporate operating income consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017	Jul 1, 2018	Jul 2, 2017
Corporate	$3	$3	$(25)	$(30)

Operating income related to Corporate in the second quarter and first six months of 2018 was relatively consistent with the second quarter and first six months of 2017.

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

In addition, the following table highlights selected measures of our liquidity and capital resources:

(In millions)	Jul 1, 2018	Dec 31, 2017
Cash and cash equivalents	$3,094	$3,103
Short-term investments	—	297
Working capital	4,298	3,978
Amount available under credit facilities	950	950

Operating Activities

	Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017
Net cash provided by (used in) operating activities from continuing operations	$1,439	$741
Net cash provided by (used in) operating activities	1,440	741

The increase in net cash provided by (used in) operating activities of $699 million in the first six months of 2018 compared to the first six months of 2017, was primarily due to lower net tax payments as discussed below in Tax Payments and Refunds, and the timing of collections, which is driven by various items including payment terms on international programs, partially offset by an increase in pension contributions as discussed below in Pension Plan Contributions.

Pension Plan Contributions—We made the following contributions to our pension and PRB plans:

	Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017
Required pension contributions	$488	$74
PRB contributions	9	11

In the second quarter of 2018, we determined we would make a discretionary contribution to our pension plans of $1.25 billion in the third quarter of 2018, which will be funded using cash on hand.

Tax Payments and Refunds—We made (received) the following net tax payments (refunds):

	Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017
Federal	$(185)	$220
Foreign	34	55
State	12	22

We expect full-year net federal, foreign and state tax payments to be approximately $278 million in 2018. In the near term, we expect the changes in the 2017 Act to reduce our cash tax payments compared to those required under prior law.

Interest Payments—We made interest payments on our outstanding debt of $97 million and $116 million in the first six months of 2018 and 2017, respectively.

Investing Activities

	Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017
Net cash provided by (used in) investing activities	$(77)	$(522)

The change in net cash provided by (used in) investing activities of $445 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to our short-term investments activity, as described below in Short-term Investments Activity, partially offset by an increase in additions to property, plant and equipment as described below in Additions to Property, Plant and Equipment and Capitalized Internal Use Software.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017
Additions to property, plant and equipment	$366	$181
Additions to capitalized internal use software	28	33

The increase in additions to property, plant and equipment of $185 million in the first six months of 2018 compared to the first six months of 2017 was primarily driven by program related requirements, due to recent and anticipated growth, and investment in productivity initiatives, including high-technology production facilities and continued factory automation upgrades.

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

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017
Purchases of short-term investments	$—	$(399)
Maturities of short-term investments	309	100

Acquisitions and Divestitures—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. We did not make any acquisitions in the first six months of 2018. In May 2018, we completed the sale of our commercial cloud-based call center analytics solutions business for $11 million in cash, net of transaction-related costs. In the first quarter of 2017, Forcepoint acquired the Skyfence cloud access security broker business for $39 million.

Financing Activities

	Six Months Ended
(In millions)	Jul 1, 2018	Jul 2, 2017
Net cash provided by (used in) financing activities	$(1,376)	$(1,347)

We generally use cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash provided by (used in) financing activities of $29 million in the first six months of 2018 compared to the first six months of 2017 was primarily due to the activity on our share repurchases, as discussed below, and the net proceeds from commercial paper issuances of $300 million in the second quarter of 2017, partially offset by the $591 million repayment of long-term debt in the second quarter of 2017 as discussed below.

Debt—In the second quarter of 2017, we exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasury rates, $591 million of our long-term debt due March and December 2018 at a loss of $39 million pretax, $25 million after tax, which is included in other (income) expense, net.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2017, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. At July 1, 2018, we had approximately $2.0 billion available under our repurchase programs. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Six Months Ended
(In millions)	Jul 1, 2018		Jul 2, 2017
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$800	3.8	$500	3.3
Shares repurchased to satisfy tax withholding obligations	91	0.4	79	0.5
Total share repurchases	$891	4.2	$579	3.8

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Six Months Ended
(In millions, except per share amounts)	Jul 1, 2018	Jul 2, 2017
Cash dividends declared per share	$1.735	$1.595
Total dividends paid	480	447

In March 2018, our Board of Directors authorized an 8.8% increase to our annual dividend payout rate from $3.19 to $3.47 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total long-term debt was $4.8 billion at both July 1, 2018 and December 31, 2017. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2020 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $3.1 billion and $3.4 billion at July 1, 2018 and December 31, 2017, respectively. We may invest in: U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $791 million and $1,246 million at July 1, 2018 and December 31, 2017, respectively. Our undistributed earnings of our foreign subsidiaries are not permanently reinvested. We continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Commercial Paper—The Company may issue up to $1.25 billion of unsecured commercial paper notes, as the commercial paper is backed by our credit facility. At July 1, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.169% and 20 days, respectively. At December 31, 2017, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 1.583% and 20 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the first six months of 2018 was $300 million.

Credit Facilities—In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at July 1, 2018, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from approximately 20 separate highly rated lenders, each committing no more than 10% of the facility. As of July 1, 2018 and December 31, 2017, there were no borrowings or letters of credit outstanding under this credit facility. The $300 million of commercial paper outstanding at July 1, 2018 reduced the amount available under out credit facility to $950 million.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants as of July 1, 2018. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 32.3% at July 1, 2018. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

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

(In millions, except percentages)	Jul 1, 2018	Dec 31, 2017
Total remediation costs—undiscounted	$206	$206
Weighted-average discount rate	5.2%	5.2%
Total remediation costs—discounted	$142	$142
Recoverable portion	91	92

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

(In millions)	Jul 1, 2018	Dec 31, 2017
Guarantees	$213	$216
Letters of credit	2,654	2,416
Surety bonds	166	166

All guarantees at July 1, 2018 and December 31, 2017 related to our joint venture in Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2). Included in letters of credit above were $46 million and $47 million at July 1, 2018 and December 31, 2017, respectively, related to our joint venture in TRS AMDC2. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At July 1, 2018, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at July 1, 2018. We had an estimated liability of $1 million and $2 million at July 1, 2018 and December 31, 2017, respectively, related to these guarantees.

The joint venture agreement between Raytheon and Vista Equity Partners relating to Forcepoint provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option, which became exercisable on May 29, 2017. The put option allows Vista Equity Partners to require Raytheon to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, Raytheon has the option, which became exercisable on May 29, 2018, to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of Vista Equity Partners’ put option or Raytheon’s purchase option; however, the ultimate timing will depend on the actions of the parties and other factors. At July 1, 2018, the fair value of the noncontrolling interest was estimated at $512 million and is subject to change based upon market conditions and business performance. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets could differ from the parties’ determination of fair value for the interest under the joint venture agreement.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or in-country industrial participation (ICIP) agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At July 1, 2018, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.6 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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

The current Warfighter FOCUS program, performed by IIS, is scheduled to transition to a number of planned replacement programs in October 2018, though the current activities may be extended by the customer for two six-month option periods. On March 15, 2018, we were notified that another company was awarded the Army Training Aids, Devices, Simulators and Simulations Maintenance Program (ATMP) contract, one of the planned replacement programs, and on July 10, 2018, our protest challenging the award was denied. ATMP replaces approximately one-third of the current work scope under Warfighter FOCUS. In June 2018, we were awarded the National Training Center Mission Support (NTCMS) contract, which has a potential contract value of approximately $160 million, and we were selected as one of the contractors on the Enterprise Training Services Contract (ETSC), which has a potential ceiling value of up to $2.4 billion over five years, of which approximately one-third has been set aside for small businesses. Raytheon and the other two selected contractors will compete for each order on the ETSC that has not been set aside for small businesses.

We do not expect any material impact on our financial results from regional developments regarding Qatar. Almost all of our contracts in Qatar are foreign military sales contracts through the U.S. government and represent less than 5.6% of our backlog at July 1, 2018. In addition, with respect to pending U.S. government approval of certain of our contracts for other Gulf Cooperation Council members, we believe the timing of these pending approvals will not have a material impact on our financial results. Our direct commercial sale contracts for precision guided munitions to certain Middle Eastern customers contain requirements for U.S. government approvals from the State Department and Congress through the Congressional Notification process. These contracts also contain clauses which may terminate the contract, and require refund of any advances received, if those approvals are not received by a stated date or that date is not otherwise changed. While some uncertainty exists over the timing of those approvals, and from time to time certain members of Congress have expressed concerns over these sales, we believe it is probable we will receive the approvals by the stated dates or have otherwise changed the contracts such that we believe it is probable we will meet the requirements. However, if we do not meet the requirements or receive the approvals by the stated dates, as applicable, it could have a material adverse effect on our financial results. As of July 1, 2018, we had approximately $2.3 billion of total contract value, recognized approximately $700 million of sales for work performed to date and received approximately $800 million in advances from customers.

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

The remaining provisions of ASU 2017-07 did not have a material impact on our financial position, results of operations or liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. We intend to adopt the standard on the effective date of January 1, 2019 using the modified retrospective approach. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures and designing and implementing related processes and controls. We expect the standard to have an impact of approximately $1 billion on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact on our results of operations or liquidity.

Other new pronouncements issued but not effective until after July 1, 2018 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of July 1, 2018 and December 31, 2017 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at July 1, 2018 or December 31, 2017.

Principal payments and interest rate detail for long-term debt by contractual maturity date as of July 1, 2018 and December 31, 2017, respectively, were as follows:

July 1, 2018 (in millions, except percentages)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$1,500	$—	$1,100	$2,192	$4,792	$5,090
Average interest rate	—	—	3.550%	—	2.500%	5.097%	4.017%

December 31, 2017 (in millions, except percentages)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$1,500	$—	$1,100	$2,192	$4,792	$5,293
Average interest rate	—	—	3.550%	—	2.500%	5.097%	4.017%

In addition, the aggregate notional amount of our outstanding foreign currency forward contracts was $1,294 million and $1,354 million at July 1, 2018 and December 31, 2017, respectively. The net notional exposure of these contracts was approximately $599 million and $525 million at July 1, 2018 and December 31, 2017, respectively.

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency forward contracts were $20 million and $16 million, respectively, at July 1, 2018, and $28 million and $17 million, respectively, at December 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of July 1, 2018.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of July 1, 2018 were effective.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the second quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
April (April 2, 2018 - April 29, 2018)	—	$—	—	$2.4
May (April 30, 2018 - May 27, 2018)	791,712	206.89	790,481	2.3
June (May 28, 2018 - July 1, 2018)	1,200,170	210.07	1,125,299	2.0
Total	1,991,882	$208.81	1,915,780

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the second quarter of 2018 includes the surrender by employees of 76,102 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of Thomas A. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Anthony F. O’Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Thomas A. Kennedy pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Anthony F. O’Brien pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	filed electronically herewith
**	furnished electronically herewith, and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President, Controller and Chief Accounting Officer
Principal Accounting Officer
July 26, 2018