Form 10-Q
period 2018-09-30
RAYTHEON CO/
filed 2018-10-25
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of October 22, 2018 was 284,577,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance, including with respect to: our revenue; our liquidity and capital resources; our capital expenditures; our bookings and backlog; our expected tax payments; our pension expense and funding; the impact of new accounting pronouncements; our unrecognized tax benefits; our expectations regarding customer contracts; our international sales, including our ability to do business in the Kingdom of Saudi Arabia (KSA) and delays in the Congressional Notification process for direct commercial sales contracts for precision guided munitions to certain Middle Eastern customers; our recognition of revenue on certain performance obligations; the effect of the Tax Cuts and Jobs Act of 2017 (2017 Act), including on our one-time transition tax on foreign earnings; our reclassifications of gains or losses on cash flow hedges; the impact and outcome of audits, legal and administrative proceedings, claims, investigations and commitments and contingencies; the impact of certain regional developments; and the impact of changes in foreign currency rates. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	Sep 30, 2018	Dec 31, 2017
Assets
Current assets
Cash and cash equivalents	$2,073	$3,103
Short-term investments	—	297
Receivables, net	1,527	1,324
Contract assets	5,715	5,247
Inventories	804	594
Prepaid expenses and other current assets	516	761
Total current assets	10,635	11,326
Property, plant and equipment, net	2,639	2,439
Goodwill	14,865	14,871
Other assets, net	1,995	2,224
Total assets	$30,134	$30,860

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities
Commercial paper	$300	$300
Contract liabilities	2,931	2,927
Accounts payable	1,392	1,519
Accrued employee compensation	1,252	1,342
Other current liabilities	1,281	1,260
Total current liabilities	7,156	7,348
Accrued retiree benefits and other long-term liabilities	6,355	8,287
Long-term debt	4,753	4,750
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest (Note 11)	560	512

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 285 and 288 shares outstanding at September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(8,413)	(7,935)
Retained earnings	19,720	17,895
Total Raytheon Company stockholders’ equity	11,310	9,963
Noncontrolling interests in subsidiaries	—	—
Total equity	11,310	9,963
Total liabilities, redeemable noncontrolling interest and equity	$30,134	$30,860

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Net sales
Products	$5,656	$5,305	$16,417	$15,656
Services	1,150	979	3,281	2,909
Total net sales	6,806	6,284	19,698	18,565
Operating expenses
Cost of sales—products	3,970	3,683	11,610	11,066
Cost of sales—services	901	785	2,570	2,289
General and administrative expenses	752	688	2,194	2,079
Total operating expenses	5,623	5,156	16,374	15,434
Operating income	1,183	1,128	3,324	3,131
Non-operating (income) expense, net
Retirement benefits non-service expense	516	270	993	683
Interest expense	45	48	138	157
Interest income	(6)	(4)	(21)	(14)
Other (income) expense, net	(8)	(2)	(6)	26
Total non-operating (income) expense, net	547	312	1,104	852
Income from continuing operations before taxes	636	816	2,220	2,279
Federal and foreign income taxes	(5)	248	165	667
Income from continuing operations	641	568	2,055	1,612
Income (loss) from discontinued operations, net of tax	—	(1)	—	2
Net income	641	567	2,055	1,614
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(3)	(5)	(22)	(17)
Net income attributable to Raytheon Company	$644	$572	$2,077	$1,631

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$2.25	$1.97	$7.24	$5.59
Income (loss) from discontinued operations, net of tax	—	—	—	0.01
Net income	2.25	1.97	7.23	5.60
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$2.25	$1.97	$7.23	$5.59
Income (loss) from discontinued operations, net of tax	—	—	—	0.01
Net income	2.25	1.97	7.23	5.60
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$644	$573	$2,077	$1,629
Income (loss) from discontinued operations, net of tax	—	(1)	—	2
Net income	$644	$572	$2,077	$1,631

Dividends declared per share	$0.8675	$0.7975	$2.6025	$2.3925

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Net income	$641	$567	$2,055	$1,614
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Actuarial loss arising during period	(47)	(497)	(47)	(497)
Amortization of prior service cost included in net income	1	1	4	3
Amortization of net actuarial loss included in net income	328	327	1,021	890
Loss due to settlements	288	—	288	—
Pension and other postretirement benefit plans, net	570	(169)	1,266	396
Foreign exchange translation	—	27	(19)	71
Cash flow hedges	—	3	(10)	11
Unrealized gains (losses) on investments and other, net	—	—	—	—
Other comprehensive income (loss), before tax	570	(139)	1,237	478
Income tax benefit (expense) related to items of other comprehensive income (loss)	(120)	58	(264)	(142)
Other comprehensive income (loss), net of tax	450	(81)	973	336
Reclassification of stranded tax effects	—	—	(1,451)	—
Total comprehensive income (loss)	1,091	486	1,577	1,950
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(3)	(5)	(22)	(17)
Comprehensive income attributable to Raytheon Company	$1,094	$491	$1,599	$1,967

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at December 31, 2017	$3	$—	$(7,935)	$17,895	$9,963	$—	$9,963
Net income (loss)				2,077	2,077	—	2,077
Other comprehensive income (loss), net of tax			973		973		973
Reclassification of stranded tax effects			(1,451)	1,451	—		—
Adjustment of redeemable noncontrolling interest to redemption value				(70)	(70)		(70)
Dividends declared		2		(747)	(745)		(745)
Common stock plans activity		128			128		128
Share repurchases		(130)		(886)	(1,016)		(1,016)
Balance at September 30, 2018	$3	$—	$(8,413)	$19,720	$11,310	$—	$11,310

Balance at December 31, 2016	$3	$—	$(7,411)	$17,565	$10,157	$—	$10,157
Net income (loss)				1,631	1,631	—	1,631
Other comprehensive income (loss), net of tax			336		336		336
Adjustment of redeemable noncontrolling interest to redemption value				90	90		90
Dividends declared		2		(697)	(695)		(695)
Common stock plans activity		122			122		122
Share repurchases		(124)		(660)	(784)		(784)
Balance at October 1, 2017	$3	$—	$(7,075)	$17,929	$10,857	$—	$10,857

(1)	Excludes redeemable noncontrolling interest which is not considered equity. See “Note 11: Forcepoint Joint Venture” for additional information.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017
Cash flows from operating activities
Net income	$2,055	$1,614
(Income) loss from discontinued operations, net of tax	—	(2)
Income from continuing operations	2,055	1,612
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	417	401
Stock-based compensation	137	127
Loss on repayment of long-term debt	—	39
Deferred income taxes	(16)	(137)
Changes in assets and liabilities
Receivables, net	(205)	(226)
Contract assets and contract liabilities	(468)	(962)
Inventories	(212)	(83)
Prepaid expenses and other current assets	72	148
Income taxes receivable/payable	194	66
Accounts payable	(64)	(191)
Accrued employee compensation	(91)	(68)
Other current liabilities	(44)	35
Accrued retiree benefits	(748)	452
Other, net	(32)	(90)
Net cash provided by (used in) operating activities from continuing operations	995	1,123
Net cash provided by (used in) operating activities from discontinued operations	1	(1)
Net cash provided by (used in) operating activities	996	1,122
Cash flows from investing activities
Additions to property, plant and equipment	(546)	(323)
Proceeds from sales of property, plant and equipment	—	31
Additions to capitalized internal use software	(42)	(49)
Purchases of short-term investments	—	(399)
Maturities of short-term investments	309	517
Payments for purchases of acquired companies, net of cash received	—	(93)
Proceeds from sale of business, net of transaction costs	11	—
Other	(9)	(2)
Net cash provided by (used in) investing activities	(277)	(318)
Cash flows from financing activities
Dividends paid	(728)	(679)
Net borrowings (payments) on commercial paper	—	300
Repayments of long-term debt	—	(591)
Loss on repayment of long-term debt	—	(38)
Repurchases of common stock under share repurchase programs	(925)	(700)
Repurchases of common stock to satisfy tax withholding obligations	(91)	(84)
Contribution from noncontrolling interest in Forcepoint	—	8
Other	(5)	—
Net cash provided by (used in) financing activities	(1,749)	(1,784)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,030)	(980)
Cash, cash equivalents and restricted cash at beginning of the year	3,115	3,303
Cash, cash equivalents and restricted cash at end of period	$2,085	$2,323

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

Note 2: Accounting Standards
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (2017 Act), from accumulated other comprehensive income to retained earnings. These stranded tax effects refer to the tax amounts included in accumulated other comprehensive income at the previous 35% U.S. statutory tax rate, for which the related deferred tax asset or liability was remeasured to the new 21% U.S. corporate statutory federal tax rate in the period of the 2017 Act enactment. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and can be applied either in the period of adoption or retrospectively to each period impacted by the 2017 Act. We elected to early adopt the new standard in the first quarter of 2018 and we elected to reclassify the stranded income tax effects of the 2017 Act from accumulated other comprehensive income to retained earnings in the period of adoption. This resulted in an increase to accumulated other comprehensive loss (AOCL) of $1,451 million and an increase in retained earnings of $1,451 million in the first quarter of 2018, almost all of which related to our pension and other postretirement benefit (PRB) plans, net. The standard did not have an impact on our results of operations or liquidity. Income tax effects remaining in accumulated other comprehensive income will be released into earnings as the related before tax amounts are reclassified to earnings.

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

	Three Months Ended				Twelve Months Ended
(In millions)	Dec 31, 2017	Oct 1, 2017	Jul 2, 2017	Apr 2, 2017	Dec 31, 2017	Dec 31, 2016
Cost of sales	$(186)	$(222)	$(164)	$(164)	$(736)	$(458)
General and administrative expenses	(44)	(48)	(42)	(43)	(177)	(143)
Total operating expenses	(230)	(270)	(206)	(207)	(913)	(601)
Operating income	230	270	206	207	913	601
Total non-operating (income) expense, net	230	270	206	207	913	601
Income from continuing operations	—	—	—	—	—	—
Net income	$—	$—	$—	$—	$—	$—

The remaining provisions of ASU 2017-07 did not have a material impact on our financial position, results of operations or liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an additional transition method under the modified retrospective approach for the adoption of Topic 842. The two permitted transition methods are now: (1) to apply the new lease requirements at the beginning of the earliest period presented, and (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment. We intend to adopt the standard on the effective date of January 1, 2019 by applying the new lease requirements at the beginning of the earliest period presented. We also intend to elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures and designing and implementing related processes and controls. We expect the standard to have an impact of approximately $1 billion on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact on our results of operations or liquidity.

Other new pronouncements issued but not effective until after September 30, 2018 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Operating income	$124	$149	$368	$315
Income from continuing operations attributable to Raytheon Company	98	97	291	205
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.34	$0.33	$1.01	$0.70

In addition, net revenue recognized from our performance obligations satisfied in previous periods was $175 million and $184 million in the third quarters of 2018 and 2017, respectively, and $475 million and $398 million in the first nine months of 2018 and 2017, respectively. This primarily relates to EAC adjustments that impacted revenue.

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

As described in “Note 11: Forcepoint Joint Venture,” we record redeemable noncontrolling interest related to Vista Equity Partners’ interest in Forcepoint. We reflect the redemption value adjustments for redeemable noncontrolling interest in both the basic and diluted EPS calculation for the portion of redemption value that is in excess of the fair value of noncontrolling interest. As a result, both basic and diluted EPS were increased by $0.01 in the first nine months of 2017. There was no impact to basic or diluted shares in the third quarter or first nine months of 2018 or third quarter of 2017 related to the redemption value adjustments.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.87	$0.79	$2.60	$2.39
Undistributed earnings	1.38	1.18	4.64	3.20
Total	$2.25	$1.97	$7.24	$5.59
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.87	$0.80	$2.60	$2.39
Undistributed earnings	1.38	1.17	4.63	3.20
Total	$2.25	$1.97	$7.23	$5.59

Income attributable to participating securities was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Income from continuing operations attributable to participating securities	$6	$6	$21	$20
Income (loss) from discontinued operations, net of tax attributable to participating securities	—	—	—	—
Net income attributable to participating securities	$6	$6	$21	$20

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Shares for basic EPS(1)	285.7	290.7	287.2	291.6
Effect of dilutive securities	0.3	0.3	0.3	0.3
Shares for diluted EPS	286.0	291.0	287.5	291.9

(1)
Includes 2.8 million and 3.2 million participating securities in the third quarters of 2018 and 2017, respectively, and 3.0 million and 3.5 million participating securities in the first nine months of 2018 and 2017, respectively.

Note 5: Inventories
Inventories consisted of the following:

(In millions)	Sep 30, 2018	Dec 31, 2017
Materials and purchased parts	$77	$69
Work in process	707	504
Finished goods	20	21
Total	$804	$594

Precontract costs are costs incurred to fulfill a contract prior to contract award. Precontract costs, including general and administrative expenses that are specifically chargeable to the customer, are deferred in inventories if we determine that the costs are probable of recovery under a specific anticipated contract. All other precontract costs, including start-up costs, are expensed as incurred. Costs that are deferred are recognized as contract costs upon the receipt of the anticipated contract. We included deferred precontract costs of $157 million and $101 million in inventories as work in process at September 30, 2018 and December 31, 2017, respectively.

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

Net contract assets (liabilities) consisted of the following:

(In millions, except percentages)	Sep 30, 2018	Dec 31, 2017	$ Change	% Change
Contract assets	$5,715	$5,247	$468	9%
Contract liabilities—current	(2,931)	(2,927)	(4)	—%
Contract liabilities—noncurrent	(134)	(127)	(7)	(6)%
Net contract assets (liabilities)	$2,650	$2,193	$457	21%

The $457 million increase in our net contract assets (liabilities) from December 31, 2017 to September 30, 2018 was primarily due to a $468 million increase in our contract assets, principally due to the timing of pending approvals on direct commercial sales contracts for precision guided munitions to certain Middle Eastern customers. For direct commercial sales contracts for which we are required to obtain regulatory approvals, we recognize revenue based on the likelihood of obtaining such approvals. At September 30, 2018, we had approximately $2.3 billion of total contract value, recognized approximately $800 million of sales for work performed to date and received approximately $800 million in advances on contracts for precision guided munitions to certain Middle Eastern customers for which U.S. government approval is pending.

In the third quarter and first nine months of 2018, we recognized revenue of $250 million and $1,213 million, respectively, related to our contract liabilities at January 1, 2018. In the third quarter and first nine months of 2017, we recognized revenue of $247 million and $1,199 million, respectively, related to our contract liabilities at January 1, 2017.

Impairment losses recognized on our receivables and contract assets were de minimis in the third quarters and first nine months of 2018 and 2017.

Note 7: Deferred Commissions
Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our security software sales at Forcepoint, are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. At September 30, 2018 and December 31, 2017, we had deferred commissions of $46 million and $37 million, respectively. Amortization expense related to deferred commissions was $14 million and $7 million in the third quarters of 2018 and 2017, respectively, and $29 million and $17 million in the first nine months of 2018 and 2017, respectively.

Note 8: Acquisitions, Divestitures and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. We did not make any acquisitions in the first nine months of 2018.

In May 2018, we completed the sale of our commercial cloud-based call center analytics solutions business for $11 million in cash, net of transaction-related costs. This business was part of our Space and Airborne Systems (SAS) segment. The Company recognized a gain of $8 million before tax, $5 million net of tax, which was recorded as a reduction to cost of sales at our SAS segment in the second quarter of 2018.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint(1)	Total
Balance at December 31, 2017	$1,706	$2,967	$4,154	$4,106	$1,938	$14,871
Acquisitions and divestitures	—	—	—	(3)	—	(3)
Effect of foreign exchange rates and other	(2)	(1)	—	—	—	(3)
Balance at September 30, 2018	$1,704	$2,966	$4,154	$4,103	$1,938	$14,865

(1)
At September 30, 2018, Forcepoint’s fair value was estimated to exceed its net book value by approximately $1.7 billion. As discussed in “Note 11: Forcepoint Joint Venture,” we are required to determine Forcepoint’s fair value on a quarterly basis due to the accounting related to the redeemable noncontrolling interest.

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

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts denominated in foreign currencies. The aggregate notional amount of our outstanding foreign currency forward contracts was $1,936 million and $1,354 million at September 30, 2018 and December 31, 2017, respectively. The net notional exposure of these contracts was $1,007 million and $525 million at September 30, 2018 and December 31, 2017, respectively.

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency forward contracts were $19 million and $18 million, respectively, at September 30, 2018, and $28 million and $17 million, respectively, at December 31, 2017. The fair value of these derivatives is Level 2 in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

Our foreign currency forward contracts contain offset or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 30, 2018 and December 31, 2017, the fair value of our counterparty default exposure was less than $1 million and was spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at September 30, 2018 or December 31, 2017.

Other Financial Instruments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date and current rates. At September 30, 2018, we had no short-term investments as all short-term investments outstanding at December 31, 2017 matured in the first quarter of 2018. At December 31, 2017, we had short-term investments of $297 million consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 or P-1. The amortized cost of these securities closely approximated their fair value. In the third quarter and first nine months of 2017, we recorded unrealized losses on short-term investments of less than $1 million, net of tax, in AOCL. We did not have any sales of short-term investments in the third quarters or first nine months of 2018 or 2017.

We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first nine months of 2018.

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

(In millions)	Sep 30, 2018	Dec 31, 2017
Carrying value of long-term debt	$4,753	$4,750
Fair value of long-term debt	5,035	5,293

At September 30, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.301% and 8 days, respectively. At December 31, 2017, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 1.583% and 20 days, respectively. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.

In the second quarter of 2017, we exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasury rates, $591 million of our long-term debt due March and December 2018 at a loss of $39 million before tax, $25 million net of tax, which is included in other (income) expense, net.

Supplemental Cash Flow Information—The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

(In millions)	Sep 30, 2018	Dec 31, 2017
Cash and cash equivalents	$2,073	$3,103
Restricted cash	12	12
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$2,085	$3,115

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

(In millions, except percentages)	Sep 30, 2018	Dec 31, 2017
Total remediation costs—undiscounted	$203	$206
Weighted-average discount rate	5.2%	5.2%
Total remediation costs—discounted	$136	$142
Recoverable portion	88	92

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

(In millions)	Sep 30, 2018	Dec 31, 2017
Guarantees	$208	$216
Letters of credit	2,652	2,416
Surety bonds	166	166

All guarantees at September 30, 2018 and December 31, 2017 related to our joint venture in Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2). Included in letters of credit above were $54 million and $47 million at September 30, 2018 and December 31, 2017, respectively, related to our joint venture in TRS AMDC2. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At September 30, 2018, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 30, 2018. We had an estimated liability of $1 million and $2 million at September 30, 2018 and December 31, 2017, respectively, related to these guarantees.

As discussed in “Note 11: Forcepoint Joint Venture,” under the joint venture agreement between Raytheon Company and Vista Equity Partners, Raytheon may be required to purchase Vista Equity Partners’ interest in Forcepoint.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or in-country industrial participation (ICIP) agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 30, 2018, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.4 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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

Vista Equity Partners’ adjusted equity interest in the Forcepoint joint venture was 19.5% at September 30, 2018. Vista Equity Partners’ interest in Forcepoint is presented as redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date, which was $560 million at September 30, 2018, or the carrying value, defined as the initial value adjusted for Vista Equity Partners’ share of the cumulative impact of net income (loss), other changes in accumulated other comprehensive income (loss) and additional contributions, which was $287 million at September 30, 2018. Adjustments to the redemption value over the period from the date of acquisition to the redemption date are immediately recorded to retained earnings.

A rollforward of redeemable noncontrolling interest was as follows:

	Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017
Beginning balance	$512	$449
Net income (loss)	(22)	(17)
Other comprehensive income (loss), net of tax(1)	—	—
Contribution from noncontrolling interest	—	8
Adjustment of noncontrolling interest to redemption value	70	(51)
Ending balance	$560	$389

(1)    Other comprehensive income (loss), net of tax, was a loss of less than $1 million for the first nine months of 2018 and income of less than $1 million for the first nine months of 2017.

Note 12: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017
Beginning balance	288.4	292.8
Stock plans activity	1.0	1.1
Share repurchases	(4.9)	(4.9)
Ending balance	284.5	289.0

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2017, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. At September 30, 2018, we had approximately $1.9 billion available under the 2017 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, RSUs and LTPP awards issued to employees.

Our share repurchases were as follows:

	Nine Months Ended
(In millions)	Sep 30, 2018		Oct 1, 2017
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$925	4.5	$700	4.4
Shares repurchased to satisfy tax withholding obligations	91	0.4	84	0.5
Total share repurchases	$1,016	4.9	$784	4.9

In March 2018, our Board of Directors authorized an 8.8% increase to our annual dividend payout rate from $3.19 to $3.47 per share. Our Board of Directors also declared dividends of $2.6025 per share during the first nine months of 2018 compared to dividends of $2.3925 per share during the first nine months of 2017. Dividends are subject to quarterly approval by our Board of Directors.

Stock-based Compensation Plans
Restricted Stock and RSUs—During the first nine months of 2018, we granted 0.8 million combined shares of restricted stock and RSUs with a weighted-average grant-date fair value of $213.11 per share, calculated under the intrinsic value method. These awards generally vest in equal installments on each of the second, third and fourth anniversary dates of the award’s grant date.

LTPP—During the first nine months of 2018, we granted RSUs subject to the 2018–2020 LTPP plan with an aggregate target award of 0.1 million units and a weighted-average grant-date fair value of $205.76 per share. The performance goals for the 2018–2020 LTPP award are independent of each other and based on three metrics, as defined in the LTPP award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not inc luded in the aggregate target award numbers. The grant-date fair value is based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award.

Forcepoint Plans—In 2015, Forcepoint established long-term incentive plans that provide for awards of unit appreciation rights and profits interests in the joint venture to Forcepoint management and key employees. Awards are approved by the Board of Forcepoint. These awards vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the joint venture. In certain limited circumstances other vesting conditions may apply. The impact attributable to these vesting conditions was expense of $4 million and $3 million in the third quarters of 2018 and 2017, respectively, and expense of $8 million and $4 million in the first nine months of 2018 and 2017, respectively. At September 30, 2018, there were 174 thousand combined units and/or profits interests authorized for award under these plans.

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

A rollforward of accumulated other comprehensive income (loss) was as follows:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2017	$(7,843)	$(95)	$6	$(3)	$(7,935)
Before tax amount	1,266	(19)	(10)	—	1,237
Tax (expense) or benefit	(266)	—	2	—	(264)
Net of tax amount	1,000	(19)	(8)	—	973
Reclassification of stranded tax effects	(1,452)	—	1	—	(1,451)
Balance at September 30, 2018	$(8,295)	$(114)	$(1)	$(3)	$(8,413)

Balance at December 31, 2016	$(7,234)	$(175)	$—	$(2)	$(7,411)
Before tax amount	396	71	11	—	478
Tax (expense) or benefit	(138)	—	(4)	—	(142)
Net of tax amount	258	71	7	—	336
Balance at October 1, 2017	$(6,976)	$(104)	$7	$(2)	$(7,075)

(1)    Pension and PRB plans, net, is shown net of cumulative tax benefits of $2,205 million and $3,923 million at September 30, 2018 and December 31, 2017, respectively.
(2)    Cash flow hedges are shown net of cumulative tax expense of zero and $3 million at September 30, 2018 and December 31, 2017, respectively.
(3)    Unrealized gains (losses) on investments and other, net are shown net of cumulative tax expense of $1 million at both September 30, 2018 and December 31, 2017.

On December 22, 2017, the President signed the 2017 Act, which reduced the U.S. corporate statutory federal tax rate to 21% for 2018. At December 31, 2017 the deferred tax amounts recorded through other comprehensive income prior to the enactment date using the prior 35% statutory tax rate remained in other comprehensive income despite the fact that the related deferred tax assets and liabilities were remeasured to reflect the newly enacted tax rate of 21%. These are referred to as stranded tax effects. Under ASU 2018-02 we elected to reclassify these stranded tax effects from AOCL to retained earnings in the first quarter of 2018. See “Note 2: Accounting Standards” for additional details. After the enactment date, any deferred tax amounts recorded to other comprehensive income are recorded at the 21% tax rate. The income tax effects remaining in AOCL will be released into earnings as the related before tax amounts are reclassified to earnings.

Other material amounts reclassified out of AOCL related to the amortization of net actuarial loss associated with our pension plans were $1,013 million and $883 million before tax in the first nine months of 2018 and 2017, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income). See “Note 13: Pension and Other Employee Benefits” for additional details.

We expect $1 million net of tax of net unrealized losses on our cash flow hedges at September 30, 2018 to be reclassified into earnings at then-current values over the next 12 months as the underlying hedged transactions occur.

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

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Sep 30, 2018	Dec 31, 2017
Marketable securities held in trust	$665	$633

Included in marketable securities held in trust in the table above was $429 million and $410 million at September 30, 2018 and December 31, 2017, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $441 million and $422 million at September 30, 2018 and December 31, 2017, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Operating expense
Service cost	$123	$122	$378	$355
Non-operating expense
Interest cost	248	281	753	815
Expected return on plan assets	(351)	(342)	(1,077)	(1,032)
Amortization of prior service cost included in net periodic pension expense	1	2	4	4
Recognized net actuarial loss	325	324	1,013	883
Loss due to settlements	288	—	288	—
Total pension non-service expense	511	265	981	670
Net periodic pension expense (income)	$634	$387	$1,359	$1,025

Net periodic pension expense (income) includes income of $2 million and expense of less than $1 million from foreign Pension Benefits plans in the third quarters of 2018 and 2017, respectively, and income of $6 million and expense of $1 million in the first nine months of 2018 and 2017, respectively.

Net periodic PRB expense was $6 million and $7 million in the third quarters of 2018 and 2017, respectively, and $16 million and $18 million in the first nine months of 2018 and 2017, respectively.

Long-term pension and PRB liabilities consisted of the following:

(In millions)	Sep 30, 2018	Dec 31, 2017
Long-term pension liabilities	$5,496	$7,515
Long-term PRB liabilities	369	368
Total long-term pension and PRB liabilities	$5,865	$7,883

We made the following contributions to our pension and PRB plans:

	Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017
Required pension contributions	$857	$574
Discretionary pension contributions	1,250	—
PRB contributions	15	17
Total	$2,122	$591

We periodically evaluate whether to make discretionary contributions. In the third quarter of 2018, we made a discretionary contribution to our pension plans of $1.25 billion. In the second quarter of 2018, we determined we would make this contribution, and as a result we recorded a net tax benefit of $95 million in the second quarter of 2018, primarily due to the remeasurement of the related deferred tax asset balance at the 2017 tax rate of 35% versus the 2018 tax rate of 21% since the discretionary contribution was deductible on our 2017 tax return.

In July 2018, certain Raytheon-sponsored pension plans purchased a group annuity contract from an insurance company to transfer $923 million of our outstanding pension benefit obligations related to certain U.S. retirees and beneficiaries of our previously discontinued operations. As a result of the transaction, the insurance company is now required to pay and administer the retirement benefits owed to the approximately 13,000 U.S. retirees and beneficiaries, with no change to their monthly retirement benefit payment amounts. In connection with this transaction, in the third quarter of 2018 we recognized a non-cash pension settlement charge of $288 million before tax, $228 million net of tax, in non-operating (income) expense, net, primarily related to the accelerated recognition of actuarial losses included in AOCL for those plans.

On a periodic basis, we update our actuarial estimate of the unfunded projected benefit obligation with updated census and investment valuation data for the end of the prior year. As a result of the update in the third quarter of 2018, and related actuarial estimate changes, we recorded an increase to the unfunded projected benefit obligation for our pension of $40 million and an increase to the unfunded projected benefit obligation for our PRB plans of $7 million, with a corresponding increase of $37 million net of tax to AOCL in the third quarter of 2018. As a result of the update in the third quarter of 2017, and related actuarial estimate changes, we recorded an increase to the unfunded projected benefit obligation for our pension of $492 million and an increase to the unfunded projected benefit obligation for our PRB plans of $5 million, with a corresponding increase of $324 million net of tax to AOCL in the third quarter of 2017.

Note 14: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We have participated in the IRS Compliance Assurance Process (CAP) program since 2011. In August 2018, we received a full acceptance letter from the IRS that finalized their review of the 2016 tax year with no proposed changes. With the exception of one matter related to the 2015 tax year, all IRS examinations related to originally filed returns are closed through the 2016 tax year. In December 2017, we received the IRS Revenue Agent’s Report for the 2015 tax year which proposed approximately $41 million in adjustments related to the Forcepoint transaction and a U.K. share redemption transaction. We disagree with the adjustments and have protested the proposed adjustments with the IRS Appeals division. In the second quarter of 2018, the IRS agreed to withdraw the issue involving the U.K. share redemption transaction, which reduced the proposed adjustment to $32 million. Except for the issue before the IRS Appeals division for the 2015 tax year, we have no proposed adjustments for any tax year prior to 2018. No amount related to the remaining proposed IRS adjustment is reflected in unrecognized tax benefits as of September 30, 2018. We are also under audit by multiple state and foreign tax authorities.

In the third quarter of 2018, the Company recognized a net tax benefit of $110 million related to the completion of the 2017 tax return and additional amended Research and Development tax credit (R&D tax credit) claims related to the 2014-2016 tax years, which, in aggregate, decreased our effective tax rate by 17.3% and 5.0% in the third quarter and first nine months of 2018, respectively.

As discussed in “Note 13: Pension and Other Employee Benefits,” in the second quarter of 2018 we recorded a net tax benefit of $95 million related to the discretionary contribution to our pension plans, which decreased our effective tax rate by 4.3% in the first nine months of 2018.

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

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provided companies with additional guidance on how to account for the 2017 Act in their financial statements, allowing companies to use a measurement period. At September 30, 2018, we have not fully completed our accounting for the tax effects of enactment of the 2017 Act. We made a reasonable estimate of the remeasurement of our existing deferred tax balances and the one-time transition tax for foreign earnings and profits (E&P), and recognized these provisional amounts in the fourth quarter of 2017. In the first nine months of 2018, we recorded an $11 million tax expense related to the refinement of our provisional calculation for the one-time transition tax for foreign E&P. The refinement of this estimate was primarily due to the issuance of new guidance by the IRS, specifically IRS Notices 2018-07, 2018-13 and 2018-26, and may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

In the third quarter of 2018, we completed our data gathering and analysis based on the 2017 Act and guidance issued to date in 2018 as it relates to the remeasurement of our existing deferred tax balances and finalized our accounting for the tax effects of the enactment of the 2017 Act for this estimate. We will finalize the provisional estimate for the one-time transition tax before the end of 2018 after completing our reviews and analysis of any additional interpretations issued during this measurement period and our analysis of foreign E&P.

With the adoption of a minimum tax on foreign earnings, we will be subject to tax on global intangible low-taxed income (GILTI) in future periods. We are continuing to evaluate this provision and will not make a policy election on how to account for GILTI (as a period expense or as part of our rate on deferred taxes) until we have the necessary information available, including the interpretations of the new rules, to analyze the impacts and complete our analysis. We will make an election before the end of 2018. Because we have not made a policy election, no amounts for GILTI are included in our deferred taxes.

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

The balance of our unrecognized tax benefits, exclusive of interest, was $84 million and $9 million at September 30, 2018 and December 31, 2017, respectively, the majority of which would affect our earnings if recognized. The increase in the balance of our unrecognized tax benefits during the first nine months of 2018 is related to positions taken in the third quarter of 2018 on amended federal tax returns.

We accrue interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties recognized during the third quarter and the first nine months of 2018 and 2017 and accrued as of September 30, 2018 and December 31, 2017 were immaterial.

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

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Integrated Defense Systems	$1,493	$1,391	$4,496	$4,251
Intelligence, Information and Services	1,742	1,543	5,011	4,605
Missile Systems	2,082	1,945	5,981	5,602
Space and Airborne Systems	1,695	1,597	4,868	4,760
Forcepoint	173	170	462	452
Eliminations	(377)	(355)	(1,110)	(1,077)
Total business segment sales	6,808	6,291	19,708	18,593
Acquisition Accounting Adjustments	(2)	(7)	(10)	(28)
Total	$6,806	$6,284	$19,698	$18,565

	Three Months Ended		Nine Months Ended
Intersegment Sales (in millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Integrated Defense Systems	$17	$13	$47	$45
Intelligence, Information and Services	162	159	491	509
Missile Systems	40	36	117	101
Space and Airborne Systems	149	140	436	406
Forcepoint	9	7	19	16
Total	$377	$355	$1,110	$1,077

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Integrated Defense Systems	$241	$231	$776	$688
Intelligence, Information and Services	149	112	394	338
Missile Systems	257	280	700	732
Space and Airborne Systems	223	212	622	620
Forcepoint	18	23	3	41
Eliminations	(45)	(39)	(126)	(113)
Total business segment operating income	843	819	2,369	2,306
Acquisition Accounting Adjustments	(30)	(39)	(97)	(123)
FAS/CAS Operating Adjustment	365	348	1,072	978
Corporate	5	—	(20)	(30)
Total	$1,183	$1,128	$3,324	$3,131

	Three Months Ended		Nine Months Ended
Intersegment Operating Income (in millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Integrated Defense Systems	$2	$1	$5	$3
Intelligence, Information and Services	17	15	51	49
Missile Systems	4	4	11	10
Space and Airborne Systems	15	14	44	40
Forcepoint	7	5	15	11
Total	$45	$39	$126	$113

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

The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
FAS/CAS Pension Operating Adjustment	$361	$346	$1,062	$969
FAS/CAS PRB Operating Adjustment	4	2	10	9
FAS/CAS Operating Adjustment	$365	$348	$1,072	$978

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Sep 30, 2018	Dec 31, 2017
Integrated Defense Systems(1)	$4,956	$4,679
Intelligence, Information and Services(1)	4,298	4,230
Missile Systems(1)	7,960	7,338
Space and Airborne Systems(1)	6,741	6,696
Forcepoint(1)	2,494	2,543
Corporate	3,685	5,374
Total	$30,134	$30,860

(1)	Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

We disaggregate our revenue from contracts with customers by geographic location, customer-type and contract-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended September 30, 2018
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$176	$260	$804	$611	$46	$—	$1,897
Cost-type contracts	429	1,076	668	644	4	—	2,821
Direct commercial sales and other U.S. sales
Fixed-price contracts	1	31	6	29	52	—	119
Cost-type contracts	—	4	—	1	—	—	5
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	46	71	105	41	—	—	263
Cost-type contracts	19	11	11	7	—	—	48
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	182	50	34	58	17	—	341
Cost-type contracts	24	—	—	—	—	—	24
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	190	5	105	70	—	—	370
Cost-type contracts	47	—	4	17	—	—	68
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	277	1	209	22	7	—	516
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	46	2	31	15	—	—	94
Cost-type contracts	7	—	16	2	—	—	25
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	29	56	48	29	36	—	198
Cost-type contracts	3	13	1	—	—	—	17
Total net sales	1,476	1,580	2,042	1,546	162	—	6,806
Intersegment sales	17	162	40	149	9	(377)	—
Acquisition Accounting Adjustments	—	—	—	—	2	(2)	—
Reconciliation to business segment sales	$1,493	$1,742	$2,082	$1,695	$173	$(379)	$6,806

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended September 30, 2018
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$606	$1,371	$1,478	$1,285	$102	$4,842
Asia/Pacific	271	132	150	106	17	676
Middle East and North Africa	514	6	318	109	7	954
All other (principally Europe)	85	71	96	46	36	334
Total net sales	$1,476	$1,580	$2,042	$1,546	$162	$6,806

	Three Months Ended September 30, 2018
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$605	$1,336	$1,472	$1,255	$50	$4,718
U.S. direct commercial sales and other U.S. sales	1	35	6	30	52	124
Foreign military sales through the U.S. government	355	89	272	152	—	868
Foreign direct commercial sales and other foreign sales(1)	515	120	292	109	60	1,096
Total net sales	$1,476	$1,580	$2,042	$1,546	$162	$6,806

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended September 30, 2018
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$947	$476	$1,342	$875	$158	$3,798
Cost-type contracts	529	1,104	700	671	4	3,008
Total net sales	$1,476	$1,580	$2,042	$1,546	$162	$6,806

	Three Months Ended October 1, 2017
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$165	$278	$744	$562	$45	$—	$1,794
Cost-type contracts	366	903	485	638	4	—	2,396
Direct commercial sales and other U.S. sales
Fixed-price contracts	3	32	—	7	51	—	93
Cost-type contracts	—	1	—	1	—	—	2
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	47	43	98	28	—	—	216
Cost-type contracts	32	11	15	5	—	—	63
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	140	50	78	64	14	—	346
Cost-type contracts	31	—	—	—	—	—	31
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	257	5	75	47	—	—	384
Cost-type contracts	39	—	6	10	—	—	55
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	245	5	281	50	6	—	587
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	1	—	27	14	—	—	42
Cost-type contracts	5	—	21	1	—	—	27
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	45	49	78	30	36	—	238
Cost-type contracts	2	7	1	—	—	—	10
Total net sales	1,378	1,384	1,909	1,457	156	—	6,284
Intersegment sales	13	159	36	140	7	(355)	—
Acquisition Accounting Adjustments	—	—	—	—	7	(7)	—
Reconciliation to business segment sales	$1,391	$1,543	$1,945	$1,597	$170	$(362)	$6,284

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended October 1, 2017
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$534	$1,214	$1,229	$1,208	$100	$4,285
Asia/Pacific	250	104	191	97	14	656
Middle East and North Africa	541	10	362	107	6	1,026
All other (principally Europe)	53	56	127	45	36	317
Total net sales	$1,378	$1,384	$1,909	$1,457	$156	$6,284

	Three Months Ended October 1, 2017
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$531	$1,181	$1,229	$1,200	$49	$4,190
U.S. direct commercial sales and other U.S. sales	3	33	—	8	51	95
Foreign military sales through the U.S. government	381	59	242	105	—	787
Foreign direct commercial sales and other foreign sales(1)	463	111	438	144	56	1,212
Total net sales	$1,378	$1,384	$1,909	$1,457	$156	$6,284

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended October 1, 2017
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$903	$462	$1,381	$802	$152	$3,700
Cost-type contracts	475	922	528	655	4	2,584
Total net sales	$1,378	$1,384	$1,909	$1,457	$156	$6,284

	Nine Months Ended September 30, 2018
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$601	$762	$2,039	$1,685	$87	$—	$5,174
Cost-type contracts	1,242	3,074	1,982	1,926	11	—	8,235
Direct commercial sales and other U.S. sales
Fixed-price contracts	5	87	29	86	152	—	359
Cost-type contracts	1	13	—	2	—	—	16
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	124	173	314	107	—	—	718
Cost-type contracts	66	37	50	14	—	—	167
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	516	147	121	159	49	—	992
Cost-type contracts	93	—	1	—	—	—	94
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	628	16	311	187	—	—	1,142
Cost-type contracts	117	1	17	49	—	—	184
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	852	10	679	78	22	—	1,641
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	72	2	89	37	—	—	200
Cost-type contracts	22	—	60	4	—	—	86
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	102	166	170	98	112	—	648
Cost-type contracts	8	32	2	—	—	—	42
Total net sales	4,449	4,520	5,864	4,432	433	—	19,698
Intersegment sales	47	491	117	436	19	(1,110)	—
Acquisition Accounting Adjustments	—	—	—	—	10	(10)	—
Reconciliation to business segment sales	$4,496	$5,011	$5,981	$4,868	$462	$(1,120)	$19,698

(1)	Excludes foreign military sales through the U.S. government.

	Nine Months Ended September 30, 2018
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$1,849	$3,936	$4,050	$3,699	$250	$13,784
Asia/Pacific	799	357	486	280	49	1,971
Middle East and North Africa	1,597	27	1,007	314	22	2,967
All other (principally Europe)	204	200	321	139	112	976
Total net sales	$4,449	$4,520	$5,864	$4,432	$433	$19,698

	Nine Months Ended September 30, 2018
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$1,843	$3,836	$4,021	$3,611	$98	$13,409
U.S. direct commercial sales and other U.S. sales	6	100	29	88	152	375
Foreign military sales through the U.S. government	1,029	229	841	398	—	2,497
Foreign direct commercial sales and other foreign sales(1)	1,571	355	973	335	183	3,417
Total net sales	$4,449	$4,520	$5,864	$4,432	$433	$19,698

(1)	Excludes foreign military sales through the U.S. government.

	Nine Months Ended September 30, 2018
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$2,900	$1,363	$3,752	$2,437	$422	$10,874
Cost-type contracts	1,549	3,157	2,112	1,995	11	8,824
Total net sales	$4,449	$4,520	$5,864	$4,432	$433	$19,698

	Nine Months Ended October 1, 2017
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$567	$798	$2,004	$1,605	$91	$—	$5,065
Cost-type contracts	1,123	2,676	1,475	2,018	10	—	7,302
Direct commercial sales and other U.S. sales
Fixed-price contracts	6	102	1	19	147	—	275
Cost-type contracts	1	5	—	2	—	—	8
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	131	131	285	70	—	—	617
Cost-type contracts	104	40	49	8	—	—	201
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	440	136	203	202	40	—	1,021
Cost-type contracts	112	—	1	—	—	—	113
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	785	14	268	143	—	—	1,210
Cost-type contracts	117	1	17	16	—	—	151
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	701	18	778	140	17	—	1,654
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	3	3	89	34	—	—	129
Cost-type contracts	16	1	61	4	—	—	82
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	90	152	267	93	103	—	705
Cost-type contracts	10	19	3	—	—	—	32
Total net sales	4,206	4,096	5,501	4,354	408	—	18,565
Intersegment sales	45	509	101	406	16	(1,077)	—
Acquisition Accounting Adjustments	—	—	—	—	28	(28)	—
Reconciliation to business segment sales	$4,251	$4,605	$5,602	$4,760	$452	$(1,105)	$18,565

(1)	Excludes foreign military sales through the U.S. government.

	Nine Months Ended October 1, 2017
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$1,697	$3,581	$3,480	$3,644	$248	$12,650
Asia/Pacific	787	307	538	280	40	1,952
Middle East and North Africa	1,603	33	1,063	299	17	3,015
All other (principally Europe)	119	175	420	131	103	948
Total net sales	$4,206	$4,096	$5,501	$4,354	$408	$18,565

	Nine Months Ended October 1, 2017
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$1,690	$3,474	$3,479	$3,623	$101	$12,367
U.S. direct commercial sales and other U.S. sales	7	107	1	21	147	283
Foreign military sales through the U.S. government	1,156	190	769	275	—	2,390
Foreign direct commercial sales and other foreign sales(1)	1,353	325	1,252	435	160	3,525
Total net sales	$4,206	$4,096	$5,501	$4,354	$408	$18,565

(1)	Excludes foreign military sales through the U.S. government.

	Nine Months Ended October 1, 2017
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$2,723	$1,354	$3,895	$2,306	$398	$10,676
Cost-type contracts	1,483	2,742	1,606	2,048	10	7,889
Total net sales	$4,206	$4,096	$5,501	$4,354	$408	$18,565

Note 16: Remaining Performance Obligations
Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $41,599 million. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

Recent events have caused increased attention on U.S. defense sales to the Kingdom of Saudi Arabia (KSA). KSA represents nearly 5% of our sales and $2.3 billion of our remaining performance obligations at September 30, 2018. Although we currently do not expect to be prevented from doing business in KSA, if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it would have a material adverse effect on our financial results.

With respect to the unaudited consolidated financial information of Raytheon Company for the nine months ended September 30, 2018 and October 1, 2017, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated October 25, 2018, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Raytheon Company

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of September 30, 2018, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and October 1, 2017 and the consolidated statements of equity and cash flows for the nine-month periods ended September 30, 2018 and October 1, 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
October 25, 2018

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

Total Net Sales
The composition of external net sales by products and services for each segment in the third quarter and first nine months of 2018 was approximately the following:

	IDS	IIS	MS	SAS	Forcepoint
Products	90%	45%	95%	100%	90%
Services	10%	55%	5%	—%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Net sales
Products	$5,656	$5,305	83.1%	84.4%
Services	1,150	979	16.9%	15.6%
Total net sales	$6,806	$6,284	100.0%	100.0%

Total Net Sales - Third Quarter of 2018 vs. Third Quarter of 2017—The increase in total net sales of $522 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to higher external net sales of $196 million at IIS and $133 million at MS. The increase in external net sales at IIS was primarily due to higher net sales on classified programs in both the cyber and space business areas, higher net sales on programs in support of the U.S. Army’s Warfighter Field Operations Customer Support (Warfighter FOCUS) activities driven principally by customer determined activity levels, and higher net sales in support of the Development, Operations and Maintenance (DOMino) cyber program for the Department of Homeland Security (DHS), which was awarded in the fourth quarter of 2017. Included in the change in total net sales at MS was higher net sales on classified programs and lower net sales on the Paveway™ program principally driven by reductions of expected costs in the third quarter of 2017 to fulfill industrial cooperation agreements. The remaining change at MS was spread across numerous programs with no individual or common significant driver.

Products and Services Net Sales - Third Quarter of 2018 vs. Third Quarter of 2017—The increase in products net sales of $351 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to higher external products net sales of $127 million at MS and $107 million at SAS. Included in the change in external products net sales at MS was higher external products net sales on classified programs and lower external products net sales on the Paveway program principally driven by reductions of expected costs in the third quarter of 2017 to fulfill industrial cooperation agreements. The remaining change at MS was spread across numerous programs with no individual or common significant driver. The increase in external products net sales at SAS was primarily due to higher net sales on surveillance and targeting systems programs primarily due to a production program for the U.S. Air Force awarded in the third quarter of 2018 with the remaining change spread across numerous programs with no individual or common significant driver. The increase in services net sales of $171 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to higher external services net sales of $151 million at IIS primarily due to the Warfighter FOCUS and DOMino cyber programs described above in Total Net Sales.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Net sales
Products	$16,417	$15,656	83.3%	84.3%
Services	3,281	2,909	16.7%	15.7%
Total net sales	$19,698	$18,565	100.0%	100.0%

Total Net Sales - First Nine Months of 2018 vs. First Nine Months of 2017—The increase in total net sales of $1,133 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to higher external net sales of $424 million at IIS and $363 million at MS. The increase in external net sales at IIS was primarily due to higher net sales on classified programs in both the cyber and space business areas, higher net sales on programs in support of the U.S. Army’s Warfighter FOCUS activities driven principally by customer determined activity levels, and higher net sales in support of the DOMino cyber program for the DHS, which was awarded in the fourth quarter of 2017. The increase in external net sales at MS was primarily due to higher net sales on classified programs and higher net sales on the Standard Missile-3 (SM-3®) program due to planned increases in production, partially offset by lower net sales on the Paveway program principally driven by reductions of expected costs in the third quarter of 2017 to fulfill industrial cooperation agreements with the remaining decrease primarily due to unit pricing, and lower net sales on the Exoatmospheric Kill Vehicle (EKV) program due to planned declines in production.

Products and Services Net Sales - First Nine Months of 2018 vs. First Nine Months of 2017—The increase in products net sales of $761 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to higher external products net sales of $331 million at MS and $196 million at IDS. The increase in products net sales at MS was primarily due to the programs described above in Total Net Sales. The increase in products net sales at IDS was primarily due to higher net sales on an international Patriot® program awarded in the first quarter of 2018 and higher net sales on various Patriot programs for an international customer driven by planned increases in production, partially offset by lower net sales on certain international Patriot programs due to the scheduled completion of certain production phases of the programs. The increase in services net sales of $372 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to higher external services net sales of $334 million at IIS principally due to higher external services net sales on the Warfighter FOCUS and DOMino cyber programs described above in Total Net Sales and higher external services net sales on certain classified programs.

Sales to Major Customers - Third Quarter of 2018 vs. Third Quarter of 2017 and First Nine Months of 2018 vs. First Nine Months of 2017

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Sales to the U.S. government(1)(2)	$4,718	$4,190	69%	67%
U.S. direct commercial sales and other U.S. sales	124	95	2%	2%
Foreign military sales through the U.S. government	868	787	13%	12%
Foreign direct commercial sales and other foreign sales(1)	1,096	1,212	16%	19%
Total net sales	$6,806	$6,284	100%	100%

(1)

(2)
Includes sales to the U.S. Department of Defense (DoD) of $4,494 million, or 66% of total net sales, in the third quarter of 2018 and $4,035 million, or 64% of total net sales, in the third quarter of 2017.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Sales to the U.S. government(1)(2)	$13,409	$12,367	68%	67%
U.S. direct commercial sales and other U.S. sales	375	283	2%	1%
Foreign military sales through the U.S. government	2,497	2,390	13%	13%
Foreign direct commercial sales and other foreign sales(1)	3,417	3,525	17%	19%
Total net sales	$19,698	$18,565	100%	100%

(1)

(2)	Includes sales to the U.S. DoD of $12,798 million, or 65% of total net sales, in the first nine months of 2018 and $11,841 million, or 64% of total net sales, in the first nine months of 2017.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017(1)	Sep 30, 2018	Oct 1, 2017(1)
Cost of sales
Products	$3,970	$3,683	58.3%	58.6%
Services	901	785	13.2%	12.5%
Total cost of sales	$4,871	$4,468	71.6%	71.1%

(1)

Total Cost of Sales - Third Quarter of 2018 vs. Third Quarter of 2017—The increase in total cost of sales of $403 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to higher external cost of sales at IIS and MS. The increase in total costs of sales at IIS was primarily due to the programs described above in Total Net Sales. The increase in total costs of sales at MS was due to the classified programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

Products and Services Cost of Sales - Third Quarter of 2018 vs. Third Quarter of 2017—The increase in products cost of sales of $287 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to higher external products cost of sales at MS and SAS. The increase in external products cost of sales at MS was principally due to the classified programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in external products cost of sales at SAS was principally due to the surveillance and targeting systems programs described above in Total Net Sales. The increase in services cost of sales of $116 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to higher external services cost of sales at IIS primarily due to the programs described above in Total Net Sales.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017(1)	Sep 30, 2018	Oct 1, 2017(1)
Cost of sales
Products	$11,610	$11,066	58.9%	59.6%
Services	2,570	2,289	13.0%	12.3%
Total cost of sales	$14,180	$13,355	71.9%	71.9%

(1)

Total Cost of Sales - First Nine Months of 2018 vs. First Nine Months of 2017—The increase in total cost of sales of $825 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to higher external cost of sales at IIS and MS. The increase in total costs of sales at IIS was primarily due to the programs described above in Total Net Sales. The increase in total costs of sales at MS was primarily due to the classified and SM-3 programs described above in Total Net Sales, partially offset by the EKV program described above in Total Net Sales.

Products and Services Cost of Sales - First Nine Months of 2018 vs. First Nine Months of 2017—The increase in products cost of sales of $544 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to higher external products cost of sales at MS primarily due to the classified and SM-3 programs described above in Total Net Sales, partially offset by lower external products cost of sales on the EKV program described above in Total Net Sales. The increase in services cost of sales of $281 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to higher external services cost of sales at IIS primarily due to the programs described above in Total Net Sales.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017(1)	Sep 30, 2018	Oct 1, 2017(1)
Administrative and selling expenses	$533	$510	7.8%	8.1%
Research and development expenses	219	178	3.2%	2.8%
Total general and administrative expenses	$752	$688	11.0%	10.9%

(1)

Total general and administrative expenses as a percentage of total net sales in the third quarter of 2018 were relatively consistent with the third quarter of 2017.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $9 million in both the third quarters of 2018 and 2017.

The increase in research and development expenses of $41 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to higher independent research and development activity, principally at IDS related to next-generation technologies and at SAS related to advanced capabilities.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017(1)	Sep 30, 2018	Oct 1, 2017(1)
Administrative and selling expenses	$1,601	$1,547	8.1%	8.3%
Research and development expenses	593	532	3.0%	2.9%
Total general and administrative expenses	$2,194	$2,079	11.1%	11.2%

(1)

Total general and administrative expenses as a percentage of total net sales in the first nine months of 2018 were relatively consistent with the first nine months of 2017.

The increase in administrative and selling expenses of $54 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to an increase in administrative and selling expenses of $40 million at Forcepoint principally driven by higher costs for the sales organization due to increased staffing and training and increased general and administrative staffing and professional services fees to increase support capabilities to align with future growth.

Net state income taxes allocated to our contracts were $26 million and $22 million in the first nine months of 2018 and 2017, respectively.

The increase in research and development expenses of $61 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to higher independent research and development activity, principally at SAS related to advanced capabilities and at IDS related to next-generation technologies.

Total Operating Expenses

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017(1)	Sep 30, 2018	Oct 1, 2017(1)
Total operating expenses	$5,623	$5,156	$16,374	$15,434
% of Total Net Sales	82.6%	82.0%	83.1%	83.1%

(1)

The increase in total operating expenses of $467 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to the increase in total cost of sales of $403 million, the primary drivers of which are described above in Total Cost of Sales.

The increase in total operating expenses of $940 million in the first nine months of 2018 compared to the first nine months of 2017 was due to the increase in total cost of sales of $825 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017(1)	Sep 30, 2018	Oct 1, 2017(1)
Operating income	$1,183	$1,128	$3,324	$3,131
% of Total Net Sales	17.4%	18.0%	16.9%	16.9%

(1)

The increase in operating income of $55 million in the third quarter of 2018 compared to the third quarter of 2017 was due to the increase in total net sales of $522 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $467 million, the primary drivers of which are described above in Total Operating Expenses.

The increase in operating income of $193 million in the first nine months of 2018 compared to the first nine months of 2017 was due to the increase in total net sales of $1,133 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $940 million, the primary drivers of which are described above in Total Operating Expenses.

Total Non-Operating (Income) Expense, Net

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017(1)	Sep 30, 2018	Oct 1, 2017(1)
Non-operating (income) expense, net
Retirement benefits non-service expense	$516	$270	$993	$683
Interest expense	45	48	138	157
Interest income	(6)	(4)	(21)	(14)
Other (income) expense, net	(8)	(2)	(6)	26
Total non-operating (income) expense, net	$547	$312	$1,104	$852

(1)

The increase in total non-operating (income) expense, net of $235 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to an increase in retirement benefits non-service expense of $246 million. The increase in retirement benefits non-service expense was principally driven by the recognition of a non-cash pension settlement charge of $288 million during the third quarter of 2018, partially offset by a favorable change in the update of our actuarial estimate, which takes into account updated census data. The settlement charge was the acceleration of actuarial losses previously included in accumulated other comprehensive loss (AOCL) for certain Raytheon-sponsored pension plans that purchased a group annuity contract from an insurance company to transfer $923 million of our outstanding pension benefit obligations in the third quarter of 2018. See “Note 13: Pension and Other Employee Benefits” within Item 1 of this Form 10-Q for further details.

As a result of the update of our actuarial estimate in the third quarter of 2018, as described in “Note 13: Pension and Other Employee Benefits” within Item 1 of this Form 10-Q, our 2018 retirement benefits non-service expense will change by an estimated $14 million of decreased expense, all of which was recorded in the third quarter of 2018.

As a result of the update of our actuarial estimate in the third quarter of 2017, our 2017 retirement benefits non-service expense changed by $83 million of increased expense, $60 million of which was recorded in the third quarter of 2017 and $23 million of which was recorded in the fourth quarter of 2017.

The increase in total non-operating (income) expense, net of $252 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to an increase in retirement benefits non-service expense of $310 million, partially offset by a decrease in other (income) expense, net of $32 million and a decrease in interest expense of $19 million. The increase in retirement benefits non-service expense was principally driven by the recognition of a non-cash pension settlement charge of $288 million during the third quarter of 2018. The remaining change primarily related to changes in the discount rate, offset by asset performance and the impact of discretionary pension contributions. The settlement charge was the acceleration of actuarial losses previously included in AOCL for the Raytheon-sponsored pension plans that purchased the group annuity contract as discussed above. The decrease in other (income) expense, net was principally driven by a $39 million before tax charge associated with the make-whole provision on the early repurchase of long-term debt in the second quarter of 2017. The decrease in interest expense was primarily due to the repurchase of long-term debt in the second quarter of 2017.

Federal and Foreign Income Taxes

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Federal and foreign income taxes	$(5)	$248	$165	$667
Effective tax rate	(0.8)%	30.4%	7.4%	29.3%

In the third quarter of 2018, the Company recognized a net tax benefit of $110 million related to the completion of the 2017 tax return and additional amended Research and Development tax credit (R&D tax credit) claims related to the 2014-2016 tax years.

In the third quarter of 2018, we made a discretionary contribution to our pension plans of $1.25 billion. In the second quarter of 2018, we determined we would make this contribution, and as a result we recorded a net tax benefit of $95 million in the second quarter of 2018, primarily due to the remeasurement of the related deferred tax asset balance at the 2017 tax rate of 35% versus the 2018 tax rate of 21% since the discretionary contribution was deductible on our 2017 tax return.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act of 2017 (2017 Act) which enacted a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduced the U.S. corporate statutory federal tax rate to 21% effective in 2018, eliminated the domestic manufacturing deduction benefit and introduced other tax base broadening measures, changed rules for expensing and capitalizing business expenditures, established a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provided for a one-time transition tax on previously undistributed foreign earnings, and introduced new rules for the treatment of certain foreign income, including foreign derived intangible income (FDII). At September 30, 2018, we have not fully completed our accounting for the tax effects of enactment of the 2017 Act. We continue to prepare, review and assess certain information and perform analyses related to the 2017 Act. For a more detailed discussion of the effects of the 2017 Act refer to “Note 14: Income Taxes” within Item 1 of this Form 10-Q.

We recognize excess tax benefits and tax deficiencies related to our equity compensation in the income statement which could result in fluctuations in our effective tax rate period over period depending on the volatility of our stock price and how many awards vest in the period.

Our effective tax rate in the third quarter of 2018 was (0.8)% compared to 30.4% in the third quarter of 2017. The decrease of 31.2% was due to the decrease in the statutory federal rate, which decreased the rate by 14.0%, additional R&D tax credit claims related to the 2014-2017 tax years, which decreased the rate by 10.5%, a prior year true-up primarily due to the remeasurement of the deferred tax asset balance at December 31, 2017, which decreased the rate by 5.8%, FDII, which decreased the rate by 4.7% and the R&D tax credit, which decreased the rate by 2.3%, partially offset by the repeal of the domestic manufacturing deduction, which unfavorably impacted the rate by 2.5%, partnership income, which increased the rate by 1.5% and the foreign rate differential, which increased the rate by 1.2%. The remaining increase of 0.9% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the third quarter of 2018 was 21.8% lower than the 21% statutory federal rate primarily due to additional R&D tax credit claims related to the 2014-2017 tax years, which decreased the rate by 10.5%, a prior year true-up primarily due to the remeasurement of the deferred tax asset balance at December 31, 2017, which decreased the rate by 5.4%, FDII, which decreased the rate by 4.7% and the R&D tax credit, which decreased the rate by 3.5%, partially offset by the foreign rate differential, which increased the rate by 1.4%. The remaining increase of 0.9% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the third quarter of 2017 was 4.6% lower than the 35% statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 2.5%, and the R&D tax credit, which decreased the rate by 1.2%. The remaining decrease of 0.9% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first nine months of 2018 was 7.4% compared to 29.3% in the first nine months of 2017. The decrease of 21.9% was primarily due to the decrease in the statutory federal rate, which decreased the rate by 14.0%, the tax benefit recognized related to the discretionary pension contribution, which decreased the rate by 4.3%, FDII, which decreased the rate by 4.1%, additional R&D tax credit claims related to the 2014-2017 tax years, which decreased the rate by 3.0%, a prior year true-up primarily due to the remeasurement of the deferred tax asset balance at December 31, 2017, which decreased the rate by 1.7% and the R&D tax credit, which decreased the rate by 0.9%, partially offset by the repeal of the domestic manufacturing deduction, which unfavorably impacted the rate by 2.8%, the foreign rate differential, which increased the rate by 1.3%, the one-time transition tax on undistributed foreign earnings, which increased the rate by 0.5% and partnership income, which increased the rate by 0.5%. The remaining increase of 1.0% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first nine months of 2018 was 13.6% lower than the 21% statutory federal rate primarily due to the tax benefit recognized related to the discretionary pension contribution, which decreased the rate by 4.3%, FDII, which decreased the rate by 4.1%, additional R&D tax credit claims related to the 2014-2017 tax years, which decreased the rate by 3.0%, the R&D tax credit, which decreased the rate by 2.2%, a prior year true-up primarily due to the remeasurement of the deferred tax asset balance at December 31, 2017, which decreased the rate by 1.6% and the tax benefit recognized upon settlement of equity awards, which decreased the rate by 1.5%, partially offset by the foreign rate differential, which increased the rate by 1.3% and the one-time transition tax on undistributed foreign earnings, which increased the rate by 0.5%. The remaining increase of 1.3% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first nine months of 2017 was 5.7% lower than the 35% statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 2.8%, the tax benefit recognized upon settlement of equity awards, which decreased the rate by 1.7%, and the R&D tax credit, which decreased the rate by 1.3%. The offsetting increase of 0.1% is composed of various items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Income from continuing operations	$641	$568	$2,055	$1,612

The increase in income from continuing operations of $73 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to a decrease of $253 million in federal and foreign income taxes, related to the decrease in our effective tax rate described above in Federal and Foreign Income Taxes and an increase of $55 million in operating income, the primary drivers of which are described above in Operating Income, partially offset by an increase of $235 million in non-operating (income) expense, net, related to the increase in retirement benefits non-service expense described above in Total Non-Operating (Income) Expense, Net.

The increase in income from continuing operations of $443 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to a decrease of $502 million in federal and foreign income taxes principally driven by the decrease in our effective tax rate described above in Federal and Foreign Income Taxes and an increase of $193 million in operating income, the primary drivers of which are described above in Operating Income, partially offset by an increase of $252 million in non-operating (income) expense, net, related to the increase in retirement benefits non-service expense described above in Total Non-Operating (Income) Expense, Net.

Net Income

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Net income	$641	$567	$2,055	$1,614

The increase in net income of $74 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to the $73 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

The increase in net income of $441 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to the $443 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted Earnings Per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Income from continuing operations attributable to Raytheon Company	$644	$573	$2,077	$1,629
Diluted weighted-average shares outstanding	286.0	291.0	287.5	291.9
Diluted EPS from continuing operations attributable to Raytheon Company	$2.25	$1.97	$7.23	$5.59

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.28 in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $1.64 in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below. Diluted EPS attributable to Raytheon Company common stockholders was increased by $0.01 in the first nine months of 2017 for the impact of our redeemable noncontrolling interest redemption value adjustments, as discussed in “Note 4: Earnings Per Share (EPS)” within Item 1 of this Form 10-Q.

Our common stock share activity was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Beginning balance	285.2	290.1	288.4	292.8
Stock plans activity	—	—	1.0	1.1
Share repurchases	(0.7)	(1.1)	(4.9)	(4.9)
Ending balance	284.5	289.0	284.5	289.0

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Net income attributable to Raytheon Company	$644	$572	$2,077	$1,631
Diluted weighted-average shares outstanding	286.0	291.0	287.5	291.9
Diluted EPS attributable to Raytheon Company	$2.25	$1.97	$7.23	$5.60

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.28 in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to the $0.28 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above in Diluted Earnings Per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders.

The increase in diluted EPS attributable to Raytheon Company common stockholders of $1.63 in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to the $1.64 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above in Diluted Earnings Per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders. Diluted EPS attributable to Raytheon Company common stockholders was increased by $0.01 in the first nine months of 2017 for the impact of our redeemable noncontrolling interest redemption value adjustments, as discussed in “Note 4: Earnings Per Share (EPS)” within Item 1 of this Form 10-Q.

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

	Three Months Ended		Nine Months Ended
Bookings (in millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Integrated Defense Systems	$2,437	$412	$6,573	$3,274
Intelligence, Information and Services	2,007	1,910	4,805	5,017
Missile Systems	2,132	2,501	6,438	5,999
Space and Airborne Systems	1,925	1,948	5,442	4,481
Forcepoint	209	186	457	406
Total	$8,710	$6,957	$23,715	$19,177

Included in bookings were international bookings of $2,521 million and $886 million in the third quarters of 2018 and 2017, respectively, and $7,190 million and $5,043 million in the first nine months of 2018 and 2017, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 29% and 13% of total bookings in the third quarters of 2018 and 2017, respectively, and 30% and 26% of total bookings in the first nine months of 2018 and 2017, respectively.

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

Backlog (in millions)	Sep 30, 2018	Dec 31, 2017
Integrated Defense Systems	$11,148	$9,186
Intelligence, Information and Services	6,563	6,503
Missile Systems	13,906	13,426
Space and Airborne Systems	9,483	8,611
Forcepoint(1)	499	484
Total	$41,599	$38,210

(1)
Forcepoint backlog excludes the unfavorable impact of $2 million and $12 million at September 30, 2018 and December 31, 2017, respectively, related to the Acquisition Accounting Adjustments to record acquired deferred revenue at fair value.

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

Total net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Integrated Defense Systems	$1,493	$1,391	$4,496	$4,251
Intelligence, Information and Services	1,742	1,543	5,011	4,605
Missile Systems	2,082	1,945	5,981	5,602
Space and Airborne Systems	1,695	1,597	4,868	4,760
Forcepoint	173	170	462	452
Eliminations	(377)	(355)	(1,110)	(1,077)
Total business segment sales	6,808	6,291	19,708	18,593
Acquisition Accounting Adjustments	(2)	(7)	(10)	(28)
Total	$6,806	$6,284	$19,698	$18,565

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

Operating Income (and the related operating margin percentage)Estimate at Completion (EAC) adjustments or changes in contract mix and other program performance.—We generally express changes in segment operating income in terms of volume, net changes in Estimate at Completion (EAC) adjustments or changes in contract mix and other program performance.

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

	Three Months Ended		Nine Months Ended
EAC Adjustments (in millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Gross favorable	$264	$321	$733	$786
Gross unfavorable	(140)	(172)	(365)	(471)
Total net EAC adjustments	$124	$149	$368	$315

Significant EAC adjustments in the third quarters and first nine months of 2018 and 2017 are discussed in the Operating Income and Margin section of each business segment’s discussion below. The decrease in net EAC adjustments of $25 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to the decreases in net EAC adjustments at MS and IDS, partially offset by the increases in net EAC adjustments at IIS and SAS. The increase in net EAC adjustments of $53 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to increase in net EAC adjustments at SAS. Refer to the individual segment results for further information.

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

Operating income by segment was as follows:

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Integrated Defense Systems	$241	$231	$776	$688
Intelligence, Information and Services	149	112	394	338
Missile Systems	257	280	700	732
Space and Airborne Systems	223	212	622	620
Forcepoint	18	23	3	41
Eliminations	(45)	(39)	(126)	(113)
Total business segment operating income	843	819	2,369	2,306
Acquisition Accounting Adjustments	(30)	(39)	(97)	(123)
FAS/CAS Operating Adjustment	365	348	1,072	978
Corporate	5	—	(20)	(30)
Total	$1,183	$1,128	$3,324	$3,131

Integrated Defense Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	% Change	Sep 30, 2018	Oct 1, 2017	% Change
Total net sales	$1,493	$1,391	7.3%	$4,496	$4,251	5.8%
Total operating expenses
Cost of sales—labor	534	532	0.4%	1,627	1,597	1.9%
Cost of sales—materials and subcontractors	493	420	17.4%	1,437	1,304	10.2%
Other cost of sales and other operating expenses	225	208	8.2%	656	662	(0.9)%
Total operating expenses	1,252	1,160	7.9%	3,720	3,563	4.4%
Operating income	$241	$231	4.3%	$776	$688	12.8%
Operating margin	16.1%	16.6%		17.3%	16.2%

Change in Operating Income (in millions)	Three Months Ended Sep 30, 2018 Versus Three Months Ended Oct 1, 2017			Nine Months Ended Sep 30, 2018 Versus Nine Months Ended Oct 1, 2017
Volume		$13			$21
Net change in EAC adjustments		(25)			(5)
Mix and other performance		22			72
Total change in operating income		$10			$88

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	% Change	Sep 30, 2018	Oct 1, 2017	% Change
Bookings	$2,437	$412	491.5%	$6,573	$3,274	100.8%

Total Net Sales—The increase in total net sales of $102 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to higher net sales of $76 million on an international Patriot program awarded in the first quarter of 2018, higher net sales of $61 million on an international air and missile defense system program driven by planned increases in production, higher net sales of $35 million on various Patriot programs for an international customer driven by planned increases in production, and higher net sales of $29 million on an international Patriot program awarded in the second quarter of 2018, partially offset by lower net sales of $90 million on certain international Patriot programs due to the scheduled completion of certain production phases of the programs.

The increase in total net sales of $245 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to higher net sales of $364 million on an international Patriot program awarded in the first quarter of 2018, which included an estimated $90 million of net sales recognized in the first quarter of 2018 from previously inventoried costs, and higher net sales of $97 million on various Patriot programs for an international customer driven by planned increases in production, partially offset by lower net sales of $297 million on certain international Patriot programs due to the scheduled completion of certain production phases of the programs.

Total Operating Expenses—The increase in total operating expenses of $92 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to an increase in materials and subcontractors costs of $73 million and an increase in other cost of sales and other operating expenses of $17 million. The increase in materials and subcontractors costs was primarily due to higher activity on the international air and missile defense system program and the international Patriot program awarded in the first quarter of 2018, both described above in Total Net Sales, partially offset by lower activity on the certain international Patriot programs described above in Total Net Sales. The increase in other cost of sales and other operating expenses was primarily due to previously deferred precontract costs of $16 million recognized in the third quarter of 2018 related to a program awarded in the third quarter of 2018.

The increase in total operating expenses of $157 million in the first nine months of 2018 compared to the first nine months of 2017 was due to an increase in materials and subcontractors costs of $133 million, primarily due to higher activity on the international Patriot program awarded in the first quarter of 2018 described above in Total Net Sales and higher activity on a naval radar program driven by planned increases in production, partially offset by lower activity on the certain international Patriot programs described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $10 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to a change in mix and other performance of $22 million and an increase in volume of $13 million, partially offset by a net change in EAC adjustments of $25 million. The change in mix and other performance was principally driven by higher sales on the various Patriot programs for an international customer and the international Patriot program awarded in the first quarter of 2018 described above in Total Net Sales, which had a combined impact of $34 million, partially offset by other activity with no individual or common significant driver. Included in the change in mix and other performance was an $8 million gain on a real estate transaction in the third quarter of 2017. The increase in volume was primarily due to the activity on the programs described above in Total Net Sales. The net change in EAC adjustments was primarily driven by a $26 million negative profit adjustment in the third quarter of 2018 on a fixed price radar development program due to schedule delays from challenges in first-time production. The decrease in operating margin in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to the net change in EAC adjustments, partially offset by the change in mix and other performance.

The increase in operating income of $88 million and the related increase in operating margin in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to a change in mix and other performance of $72 million principally driven by higher sales on the international Patriot program awarded in the first quarter of 2018 and the various Patriot programs for an international customer described above in Total Net Sales, which had a combined impact of $112 million, partially offset by other activity with no individual or common significant driver. Included in the change in mix and other performance was an $8 million gain on a real estate transaction in the third quarter of 2017. Included in the net change in EAC adjustments was a $26 million negative profit adjustment in the third quarter of 2018 on a fixed price radar development program due to schedule delays from challenges in first-time production.

Backlog and Bookings—Backlog was $11,148 million at September 30, 2018 compared to $9,186 million at December 31, 2017. The increase in backlog of $1,962 million at September 30, 2018 compared to December 31, 2017 was primarily due to bookings in excess of sales at our International Air and Missile Defense (IAMD) product line. Bookings increased by $2,025 million in the third quarter of 2018 compared to the third quarter of 2017. In the third quarter of 2018, IDS booked $1.3 billion to provide advanced Patriot air and missile defense capability for Poland, $191 million for the Forward Expeditionary Advanced Vehicle Radar (FEAVR) program for the U.S. Army and $75 million for a lightweight torpedo program for the U.S. Navy and international customers.

Bookings increased by $3,299 million in the first nine months of 2018 compared to the first nine months of 2017. In addition to the bookings noted above, in the first nine months of 2018, IDS booked $1.6 billion to provide advanced Patriot air and missile defense capability to an international customer, $376 million to provide advanced Patriot air and missile defense capabilities for Romania, $316 million to provide Patriot engineering services support for U.S. and international customers, $275 million for the Collins class submarine program for the Royal Australian Navy, $158 million on the Air and Missile Defense Radar (AMDR) program for the U.S. Navy, $144 million to provide Patriot depot support for an international customer, $142 million to provide Patriot spares for an international customer, $95 million on the Multi-Function RF System (MFRFS) program for the U.S. Army and $83 million for the Barracuda mine neutralization system for the U.S. Navy. In the first nine months of 2017, IDS booked $1,003 million for the Upgraded Early Warning Radar (UEWR) system for Qatar, $414 million on the AMDR program for the U.S. Navy, $256 million to provide Patriot engineering services support for U.S. and international customers and $180 million on the MFRFS program for the U.S. Army. IDS also booked $178 million on two international Patriot contracts.

Intelligence, Information and Services
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	% Change	Sep 30, 2018	Oct 1, 2017	% Change
Total net sales	$1,742	$1,543	12.9%	$5,011	$4,605	8.8%
Total operating expenses
Cost of sales—labor	695	663	4.8%	2,076	1,970	5.4%
Cost of sales—materials and subcontractors	699	578	20.9%	1,933	1,697	13.9%
Other cost of sales and other operating expenses	199	190	4.7%	608	600	1.3%
Total operating expenses	1,593	1,431	11.3%	4,617	4,267	8.2%
Operating income	$149	$112	33.0%	$394	$338	16.6%
Operating margin	8.6%	7.3%		7.9%	7.3%

Change in Operating Income (in millions)	Three Months Ended Sep 30, 2018 Versus Three Months Ended Oct 1, 2017			Nine Months Ended Sep 30, 2018 Versus Nine Months Ended Oct 1, 2017
Volume		$11			$24
Net change in EAC adjustments		19			18
Mix and other performance		7			14
Total change in operating income		$37			$56

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	% Change	Sep 30, 2018	Oct 1, 2017	% Change
Bookings	$2,007	$1,910	5.1%	$4,805	$5,017	(4.2)%

Total Net Sales—The increase in total net sales of $199 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to higher net sales of $66 million on classified programs in both the cyber and space business areas, higher net sales of $48 million on programs in support of the U.S. Army’s Warfighter Field Operations Customer Support (Warfighter FOCUS) activities driven principally by customer determined activity levels, and higher net sales of $39 million in support of the Development, Operations and Maintenance (DOMino) cyber program for the Department of Homeland Security (DHS), which was awarded in the fourth quarter of 2017.

The increase in total net sales of $406 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to higher net sales of $171 million on classified programs in both the cyber and space business areas, higher net sales of $74 million on programs in support of the U.S. Army’s Warfighter FOCUS activities driven principally by customer determined activity levels, and higher net sales of $63 million in support of the DOMino cyber program for the DHS, which was awarded in the fourth quarter of 2017.

Total Operating Expenses—The increase in total operating expenses of $162 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to an increase in materials and subcontractors costs of $121 million driven principally by activity on the classified programs and the DOMino cyber program for the DHS described above in Total Net Sales.

The increase in total operating expenses of $350 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to an increase in materials and subcontractors costs of $236 million and an increase in labor costs of $106 million. The increase in materials and subcontractors costs was driven principally by activity on the classified programs and the DOMino cyber program for the DHS described above in Total Net Sales. The increase in labor costs was driven principally by activity on the classified programs described above in Total Net Sales and a change in the type of labor support on an air traffic control program for the Federal Aviation Administration (FAA).

Operating Income and Margin—The increase in operating income of $37 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to a net change in EAC adjustments of $19 million and an increase in volume of $11 million. Approximately half of the net change in EAC adjustments was driven by higher than expected development costs for a classified program for an international customer in the third quarter of 2017 and approximately half of the net change in EAC adjustments was driven by higher labor efficiencies on the programs in support of the U.S. Army’s Warfighter FOCUS activities in the third quarter of 2018. The increase in volume was primarily due to the activity on the programs described above in Total Net Sales. The increase in operating margin in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to the net change in EAC adjustments.

The increase in operating income of $56 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to an increase in volume of $24 million and a net change in EAC adjustments of $18 million. The increase in volume was primarily due to the activity on the programs described above in Total Net Sales. The net change in EAC adjustments was driven principally by training programs, primarily driven by higher labor efficiencies on the programs in support of the U.S. Army’s Warfighter FOCUS activities. Included in mix and other performance in the first nine months of 2017 was a $2 million gain on a real estate transaction in the first quarter of 2017. The increase in operating margin in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to the net change in EAC adjustments.

Backlog and Bookings—Backlog was $6,563 million at September 30, 2018 compared to $6,503 million at December 31, 2017. Bookings increased by $97 million in the third quarter of 2018 compared to the third quarter of 2017. In the third quarter of 2018, IIS booked $183 million on domestic training programs and $116 million on foreign training programs in support of Warfighter FOCUS, $108 million to provide intelligence, surveillance and reconnaissance (ISR) support for the U.S. Air Force and $99 million on the Air and Space Operations Center Weapon System (AOC WS) program for the U.S. Air Force. IIS also booked $787 million on a number of classified contracts. In the third quarter of 2017, IIS booked $309 million on domestic training programs and $160 million on foreign training programs in support of Warfighter FOCUS activities and $104 million to provide ISR support for the U.S. Air Force. IIS also booked $686 million on a number of classified contracts, including $220 million on a multi-year award for a classified customer.

Bookings decreased by $212 million in the first nine months of 2018 compared to the first nine months of 2017. In addition to the bookings above, in the first nine months of 2018, IIS booked $287 million on domestic training programs and $91 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $1,316 million on a number of classified contracts. In addition to the bookings above, in the first nine months of 2017, IIS booked approximately $1.3 billion on U.S. Air Force programs, and $339 million on domestic training programs and $101 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $945 million on a number of classified contracts, including $228 million on a multi-year award for a classified customer.

Missile Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	% Change	Sep 30, 2018	Oct 1, 2017	% Change
Total net sales	$2,082	$1,945	7.0%	$5,981	$5,602	6.8%
Total operating expenses
Cost of sales—labor	638	596	7.0%	1,897	1,706	11.2%
Cost of sales—materials and subcontractors	915	787	16.3%	2,629	2,413	9.0%
Other cost of sales and other operating expenses	272	282	(3.5)%	755	751	0.5%
Total operating expenses	1,825	1,665	9.6%	5,281	4,870	8.4%
Operating income	$257	$280	(8.2)%	$700	$732	(4.4)%
Operating margin	12.3%	14.4%		11.7%	13.1%

Change in Operating Income (in millions)	Three Months Ended Sep 30, 2018 Versus Three Months Ended Oct 1, 2017			Nine Months Ended Sep 30, 2018 Versus Nine Months Ended Oct 1, 2017
Volume		$21			$55
Net change in EAC adjustments		(34)			(16)
Mix and other performance		(10)			(71)
Total change in operating income		$(23)			$(32)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	% Change	Sep 30, 2018	Oct 1, 2017	% Change
Bookings	$2,132	$2,501	(14.8)%	$6,438	$5,999	7.3%
Total Net Sales—Total net sales increased $137 million in the third quarter of 2018 compared to the third quarter of 2017. Included in the change in total net sales was higher net sales of $75 million on classified programs and lower net sales of $85 million on the Paveway program principally driven by reductions of expected costs in the third quarter of 2017 to fulfill industrial cooperation agreements. The remaining change was spread across numerous programs with no individual or common significant driver.

The increase in total net sales of $379 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to higher net sales of $338 million on classified programs and higher net sales of $98 million on the Standard Missile-3 (SM-3) program due to planned increases in production, partially offset by lower net sales of $141 million on the Paveway program principally driven by reductions of expected costs in the third quarter of 2017 to fulfill industrial cooperation agreements with the remaining decrease primarily due to unit pricing, and lower net sales of $92 million on the Exoatmospheric Kill Vehicle (EKV) program due to planned declines in production.

Total Operating Expenses—The increase in total operating expenses of $160 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to an increase in materials and subcontractors costs of $128 million and an increase in labor costs of $42 million. The increase in materials and subcontractors costs was driven principally by activity on the SM-3 program due to planned increases in production, activity on the Paveway program driven by international requirements and activity on the classified programs described above in Total Net Sales. The increase in labor costs was driven principally by activity on the classified programs described above in Total Net Sales.

The increase in total operating expenses of $411 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to an increase in materials and subcontractors costs of $216 million and an increase in labor costs of $191 million. The increase in materials and subcontractors costs was primarily due to activity on the classified programs and the SM-3 program described above in Total Net Sales. The increase in labor costs was driven principally by activity on the classified programs described above in Total Net Sales.

Operating Income and Margin—The decrease of $23 million in operating income in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to a net change in EAC adjustments of $34 million partially offset by an increase in volume of $21 million. The net change in EAC adjustments was primarily driven by reductions of expected costs to fulfill industrial cooperation agreements for an international customer resulting in adjustments of $37 million and $36 million on two contracts due to a favorable change in requirements in the third quarter of 2017, partially offset by an unfavorable $40 million adjustment on a $1.4 billion contract, driven by the final contract modification in the third quarter of 2017 which was less than we anticipated based upon the previous contract price negotiations. The increase in volume was spread across numerous programs with no individual or common significant driver. The decrease in operating margin in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to net change in EAC adjustments.

The decrease in operating income of $32 million in the first nine months of 2018 compared to the first nine months of 2017 was due to a change in mix and other performance of $71 million partially offset by an increase in volume of $55 million. The change in mix and other performance was principally driven by activity on international Paveway programs, which had an impact of $30 million, and activity on the classified programs described above in Total Net Sales. The increase in volume was principally driven by activity on the classified programs described above in Total Net Sales. Included in the net change in EAC adjustments was reductions of expected costs to fulfill industrial cooperation agreements for an international customer resulting in adjustments of $37 million and $36 million on two contracts due to a favorable change in requirements in the third quarter of 2017, partially offset by an unfavorable $40 million adjustment on a $1.4 billion contract, driven by the final contract modification in the third quarter of 2017 which was less than we anticipated based upon the previous contract price negotiations. The decrease in operating margin in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $13,906 million at September 30, 2018 compared to $13,426 million at December 31, 2017. The increase in backlog of $480 million at September 30, 2018 compared to December 31, 2017 was primarily due to bookings in excess of sales within our Air and Missile Defense Systems (AMDS), Advanced Missile Systems (AMS) and Naval and Area Mission Defense (NAMD) product lines, offset by sales in excess of bookings in the Air Warfare Systems (AWS) product line. Bookings decreased by $369 million in the third quarter of 2018 compared to the third quarter of 2017. In the third quarter of 2018, MS booked $499 million for Phalanx® Close-In Defense Systems (CIDS) for the U.S. Navy, U.S. Army and international customers, $424 million for Standard Missile-6 (SM-6®) for the U.S. Navy, $115 million for Javelin for the U.S. Army and international customers, $113 million on the High-speed Unmanned Long-range Kinetic-kill (HULK) program for the U.S. Army, $89 million for Paveway for the U.S. Air Force and international customers, $84 million for Horizontal Technology Integration (HTI) forward looking infrared kits for the U.S. Army and an international customer and $84 million for Rolling Airframe Missile (RAM™) for the U.S. Navy and international customers. MS also booked $155 million on classified contracts. In the third quarter of 2017, MS booked $492 million for the Redesigned Kill Vehicle (RKV) program for the Missile Defense Agency (MDA), $348 million for Tube-launched, Optically-tracked, Wireless-guided (TOW®) missiles for the U.S. Army, U.S. Marine Corps and international customers, $206 million for Paveway for the U.S. Air Force and international customers, $145 million for Tomahawk for the U.S. Navy, $136 million for Excalibur® for the U.S. Army, $102 million for SM-3 for the MDA, $91 million for Javelin for the U.S. Army and international customers, and $79 million for HTI forward-looking infrared kits for the U.S. Army and an international customer. MS also booked $427 million on classified contracts.

Bookings increased by $439 million in the first nine months of 2018 compared to the first nine months of 2017. In addition to the bookings above, in the first nine months of 2018, MS booked $998 million for SM-3 for the MDA and an international customer, $617 million for Advanced Medium-Range Air-to-Air Missile (AMRAAM®) for the U.S. Air Force, U.S. Navy and international customers, $321 million for StormBreaker™, formerly called Small Diameter Bomb II (SDB II™), for the U.S. Air Force, $251 million for TOW missiles for the U.S. Army, U.S. Marine Corps and international customers, $247 million for RAM for the U.S. Navy and international customers, $224 million for Tomahawk for the U.S. Navy, U.S. Air Force and international customers, $163 million for Miniature Air Launched Decoy (MALD®) for the U.S. Air Force, $121 million for Evolved Seasparrow Missile (ESSM®) for the U.S. Navy and international customers, $114 million for Commander’s Independent Thermal Viewers (CITV) for the U.S. Army and an international customer and $112 million for Excalibur for the U.S. Army. MS also booked $837 million on a number of classified contracts, including $127 million on a major contract. In addition to the bookings above, in the first nine months of 2017, MS booked $849 million for Paveway for international customers, $619 million for Standard Missile-2 (SM-2) for the U.S. Navy and international customers, $436 million for SM-3 for the MDA, $316 million for AIM-9X Sidewinder short-range air-to-air missiles, $116 million for the Long Range Precision Fires (LRPF) Missile system for the U.S. Army and $90 million for AMRAAM. MS also booked $290 million on classified contracts.

Space and Airborne Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	% Change	Sep 30, 2018	Oct 1, 2017	% Change
Total net sales	$1,695	$1,597	6.1%	$4,868	$4,760	2.3%
Total operating expenses
Cost of sales—labor	722	666	8.4%	2,090	1,991	5.0%
Cost of sales—materials and subcontractors	436	460	(5.2)%	1,262	1,380	(8.6)%
Other cost of sales and other operating expenses	314	259	21.2%	894	769	16.3%
Total operating expenses	1,472	1,385	6.3%	4,246	4,140	2.6%
Operating income	$223	$212	5.2%	$622	$620	0.3%
Operating margin	13.2%	13.3%		12.8%	13.0%

Change in Operating Income (in millions)	Three Months Ended Sep 30, 2018 Versus Three Months Ended Oct 1, 2017			Nine Months Ended Sep 30, 2018 Versus Nine Months Ended Oct 1, 2017
Volume		$11			$11
Net change in EAC adjustments		10			36
Mix and other performance		(10)			(45)
Total change in operating income		$11			$2

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	% Change	Sep 30, 2018	Oct 1, 2017	% Change
Bookings	$1,925	$1,948	(1.2)%	$5,442	$4,481	21.4%

Total Net Sales—The increase in total net sales of $98 million in the third quarter of 2018 compared to the third quarter of 2017 was principally due to higher net sales of $42 million on surveillance and targeting systems programs primarily due to a production program for the U.S. Air Force awarded in the third quarter of 2018 with the remaining change spread across numerous programs with no individual or common significant driver.

The increase in total net sales of $108 million in the first nine months of 2018 compared to the first nine months of 2017 was principally due to higher net sales of $99 million on surveillance and targeting systems programs primarily due to a production program for the U.S. Air Force awarded in the third quarter of 2018 and planned increases in production on certain surveillance and targeting systems programs.

Total Operating Expenses—The increase in total operating expenses of $87 million in the third quarter of 2018 compared to the third quarter of 2017 was principally driven by an increase in labor costs of $56 million and an increase in other costs of sales and other operating expenses of $55 million, partially offset by a decrease in materials and subcontractors costs of $24 million. The increase in labor costs and the decrease in materials and subcontractors costs were primarily due to activity on classified programs. The increase in other costs of sales and other operating expenses was principally due to increased general and administrative expenses of $28 million driven by higher independent research and development costs.

The increase in total operating expenses of $106 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to an increase in other costs of sales and other operating expenses of $125 million and an increase in labor costs of $99 million partially offset by a decrease in materials and subcontractors costs of $118 million. The increase in other costs of sales and other operating expenses was primarily driven by increased general and administrative expenses of $47 million driven by higher independent research and development costs and an increase in other direct costs of $22 million principally due to an increase in software royalty and licensing costs based on the timing of program requirements. The increase in labor costs and the decrease in materials and subcontractors costs were primarily due to activity on classified programs.

Operating Income and Margin—The increase in operating income of $11 million in the third quarter of 2018 compared to the third quarter of 2017 was principally due to an increase in volume of $11 million and a net change in EAC adjustments of $10 million, partially offset by a change in mix and other performance of $10 million. The increase in volume was primarily driven by activity on the surveillance and targeting systems programs described above in Total Net Sales. The change in mix and other performance was primarily driven by lower activity on an international tactical radar systems program due to scheduled completion of certain production phases. Operating margin in the third quarter of 2018 was relatively consistent with the third quarter of 2017.

Operating income and operating margin in the first nine months of 2018 were relatively consistent with the first nine months of 2017. The net change in EAC adjustments of $36 million was primarily driven by a change in net EAC adjustments on tactical communication systems development and production programs due to an increase in estimated labor costs in the first nine months of 2017 and labor and material production efficiencies in the first nine months of 2018 and a change in net EAC adjustments on a protected communication systems development program due to an increase in estimated labor and material costs in the first nine months of 2017, partially offset by a change in net EAC adjustments on surveillance and targeting systems programs due to labor and material production efficiencies in the first nine months of 2017 and an increase in estimated labor and material costs in the first nine months of 2018, with the remaining change spread across numerous programs with no individual or common significant driver. The change in mix and other performance of $45 million was primarily driven by lower activity on an international tactical radar systems program due to scheduled completion of certain production phases. Included in mix and other performance was a gain of $8 million from the sale of our commercial cloud-based call center analytics business in the second quarter of 2018, which was recorded as a reduction to cost of sales, and a gain of $15 million on a real estate transaction in the second quarter of 2017.

Backlog and Bookings—Backlog was $9,483 million at September 30, 2018 compared to $8,611 million at December 31, 2017. The increase in backlog of $872 million at September 30, 2018 compared to December 31, 2017 was primarily driven by bookings in excess of sales principally within our Intelligence, Surveillance and Reconnaissance Systems (ISRS) product line. Bookings decreased by $23 million in the third quarter of 2018 compared to the third quarter of 2017. In the third quarter of 2018, SAS booked $282 million on the Multi-Spectral Targeting System (MTS) for the U.S. Air Force, $136 million on the Next Generation Jammer (NGJ) program for the U.S. Navy, $103 million for Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and $92 million for radar components for the U.S. Navy. SAS also booked $374 million on a number of classified contracts. In the third quarter of 2017, SAS booked approximately $200 million on classified and unclassified space programs and $84 million for radar components for the U.S. Navy and the Royal Australian Air Force. SAS also booked $435 million on a number of other classified contracts.

Bookings increased by $961 million in the first nine months of 2018 compared to the first nine months of 2017. In addition to the bookings noted above, in the first nine months of 2018, SAS booked $89 million for the next-generation MTS for the U.S. Air Force and $85 million for radar components for the U.S. Navy. SAS also booked $1,477 million on a number of classified contracts, including $441 million for a major domestic classified program. In addition to the bookings noted above, in the first nine months of 2017, SAS booked $256 million for AESA radars for the U.S. Air Force, $250 million on two contracts for international customers, one for military processors and one for radar warning receivers and $91 million for radar components for the U.S. Navy. SAS also booked $539 million on a number of classified contracts.

Forcepoint
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	% Change	Sep 30, 2018	Oct 1, 2017	% Change
Total net sales	$173	$170	1.8%	$462	$452	2.2%
Total operating expenses
Cost of sales	31	29	6.9%	87	80	8.8%
Selling and marketing	71	64	10.9%	205	176	16.5%
Research and development	33	38	(13.2)%	106	105	1.0%
General and administrative	20	16	25.0%	61	50	22.0%
Total operating expenses	155	147	5.4%	459	411	11.7%
Operating income	$18	$23	(21.7)%	$3	$41	(92.7)%
Operating margin	10.4%	13.5%		0.6%	9.1%

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2018	Oct 1, 2017	% Change	Sep 30, 2018	Oct 1, 2017	% Change
Bookings	$209	$186	12.4%	$457	$406	12.6%

Total Net Sales—Total net sales in the third quarter of 2018 were relatively consistent with the third quarter of 2017. Included in the change in total net sales was $11 million of higher Global Government and Critical Infrastructure sales, primarily due to a higher volume of bookings and $8 million of lower Commercial Security sales related to filtering products and User and Data Security products. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

Total net sales in the first nine months of 2018 were relatively consistent with the first nine months of 2017. Included in the change of total net sales was $18 million of higher Global Government and Critical Infrastructure sales from a higher volume of bookings and $8 million of lower Commercial Security sales related to filtering products. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

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

Total operating expenses in the third quarter of 2018 increased $8 million compared to the third quarter of 2017 primarily due to an increase in selling and marketing expenses of $7 million and an increase in general and administrative expenses of $4 million, partially offset by a decrease in research and developments expenses of $5 million. The increase in selling and marketing expenses was principally driven by higher costs for the sales organization due to increased staffing and training. The increase in general and administrative expenses was principally driven by increased staffing and professional services fees to increase support capabilities to align with future growth. The decrease in research and development expenses was principally driven by a decrease in labor costs primarily due to headcount reductions as a result of a reorganization of the research and development workforce to gain efficiencies. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Total operating expenses in the first nine months of 2018 increased $48 million compared to the first nine months of 2017 primarily due to an increase in selling and marketing expenses of $29 million and an increase in general and administrative expenses of $11 million. The increase in selling and marketing expenses was principally driven by higher costs for the sales organization due to increased staffing and training. The increase in general and administrative expenses was principally driven by increased staffing and professional services fees to increase support capabilities to align with future growth. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Operating Income and Margin—The decrease in operating income of $5 million and the related decrease in operating margin in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to the increase in total operating expenses described above in Total Operating Expenses.

The decrease in operating income of $38 million and the related decrease in operating margin in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to the increase in total operating expenses described above in Total Operating Expenses.

Backlog and Bookings—Backlog was $499 million at September 30, 2018, $484 million at December 31, 2017 and $450 million at October 1, 2017. The increase in backlog of $15 million at September 30, 2018 compared to December 31, 2017 was primarily due to the seasonality of the Global Government and Critical Infrastructure products experiencing higher bookings in the third quarter of each year and the timing of revenue recognition on multi-year government awards, partially offset by the seasonality of the Commercial Security products experiencing higher bookings in the fourth quarter of each year.

Bookings increased by $23 million in the third quarter of 2018 compared to the third quarter of 2017 primarily due to a $17 million increase in Global Government and Critical Infrastructure bookings.

Bookings increased by $51 million in the first nine months of 2018 compared to the first nine months of 2017 primarily due to $26 million increase in Commercial Security bookings and a $25 million increase in Global Government and Critical Infrastructure bookings.

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

The components of Acquisition Accounting Adjustments were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Deferred revenue adjustment	$(2)	$(7)	$(10)	$(28)
Amortization of acquired intangibles	(28)	(32)	(87)	(95)
Total Acquisition Accounting Adjustments	$(30)	$(39)	$(97)	$(123)

The deferred revenue adjustment related to acquisitions in the Forcepoint segment.

Amortization of acquired intangibles related to acquisitions in the segments was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Integrated Defense Systems	$—	$—	$—	$—
Intelligence, Information and Services	5	5	16	15
Missile Systems	—	—	1	1
Space and Airborne Systems	2	3	6	8
Forcepoint	21	24	64	71
Total	$28	$32	$87	$95

The change in our Acquisition Accounting Adjustments of $9 million in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to a $5 million decrease in the deferred revenue adjustment, principally driven by lower amounts recognized related to the Websense acquisition in the second quarter of 2015.

The change in our Acquisition Accounting Adjustments of $26 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to a $18 million decrease in the deferred revenue adjustment, principally driven by lower amounts recognized related to the Websense acquisition in the second quarter of 2015.

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

The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
FAS/CAS Pension Operating Adjustment	$361	$346	$1,062	$969
FAS/CAS PRB Operating Adjustment	4	2	10	9
FAS/CAS Operating Adjustment	$365	$348	$1,072	$978

The FAS expense and CAS expense components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
FAS service cost (expense)	$(124)	$(124)	$(382)	$(360)
CAS expense	489	472	1,454	1,338
FAS/CAS Operating Adjustment	$365	$348	$1,072	$978

The change in our FAS/CAS Operating Adjustment of $17 million in the third quarter of 2018 compared to the third quarter of 2017 was driven by a $17 million increase in our CAS expense with no change in our FAS service cost. The increase in our CAS expense in the third quarter of 2018 was primarily due to a decrease in the discount rate used to measure liabilities in determining the CAS expense for 2018 compared to 2017.

The change in our FAS/CAS Operating Adjustment of $94 million in the first nine months of 2018 compared to the first nine months of 2017 was driven by a $116 million increase in our CAS expense, partially offset by a $22 million increase in our FAS service cost. The increase in our CAS expense in the first nine months of 2018 was primarily due to a decrease in the discount rate used to measure liabilities in determining the CAS expense for 2018 compared to 2017 and our actuarial update, which takes into account updated census data. The increase in our FAS service cost in the first nine months of 2018 was principally driven by the lower discount rate at December 31, 2017 compared to the discount rate at December 31, 2016.

As a result of the update of our actuarial estimate in the third quarter of 2018, as described in “Note 13: Pension and Other Employee Benefits” within Item 1 of this Form 10-Q, our 2018 FAS/CAS Operating Adjustment will change by an estimated $14 million of increased income, $11 million of which was recorded in the third quarter of 2018 and $3 million of which will be recorded in the fourth quarter of 2018.

As a result of the update of our actuarial estimate in the third quarter of 2017, our 2017 FAS/CAS Operating Adjustment changed by $44 million of increased income, $34 million of which was recorded in the third quarter of 2017 and $10 million of which was recorded in the fourth quarter of 2017.

Corporate
Corporate operating income consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017	Sep 30, 2018	Oct 1, 2017
Corporate	$5	$—	$(20)	$(30)

Operating income related to Corporate in the third quarter and first nine months of 2018 was relatively consistent with the third quarter and first nine months of 2017.

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

In addition, the following table highlights selected measures of our liquidity and capital resources:

(In millions)	Sep 30, 2018	Dec 31, 2017
Cash and cash equivalents	$2,073	$3,103
Short-term investments	—	297
Working capital	3,479	3,978
Amount available under credit facilities	950	950

Operating Activities

	Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017
Net cash provided by (used in) operating activities from continuing operations	$995	$1,123
Net cash provided by (used in) operating activities	996	1,122

The decrease in net cash provided by (used in) operating activities of $126 million in the first nine months of 2018 compared to the first nine months of 2017, was primarily due to an increase in pension contributions driven by the $1.25 billion discretionary contribution in the third quarter of 2018, which was funded using cash on hand, partially offset by lower net tax payments in the first nine months of 2018 as discussed below in Tax Payments and Refunds, and a favorable change in contract assets and contract liabilities principally driven by an increase in contract assets in the third quarter of 2017 related to timing of payments on certain international programs.

Pension Plan Contributions—We made the following contributions to our pension and PRB plans:

	Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017
Required pension contributions	$857	$574
Discretionary pension contributions	1,250	—
PRB contributions	15	17
Total	$2,122	$591

Tax Payments and Refunds—We made (received) the following net tax payments (refunds):

	Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017
Federal	$(185)	$520
Foreign	46	66
State	15	23

We expect full-year net federal, foreign and state tax payments to be approximately $50 million in 2018. In the near term, we expect the changes in the 2017 Act to reduce our cash tax payments compared to those required under prior law.

Interest Payments—We made interest payments on our outstanding debt of $123 million and $141 million in the first nine months of 2018 and 2017, respectively.

Investing Activities

	Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017
Net cash provided by (used in) investing activities	$(277)	$(318)

The change in net cash provided by (used in) investing activities of $41 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to our short-term investments activity, as described below in Short-term Investments Activity, and our acquisition and divestiture activity, as discussed below in Acquisitions and Divestitures, partially offset by an increase in additions to property, plant and equipment as described below in Additions to Property, Plant and Equipment and Capitalized Internal Use Software.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017
Additions to property, plant and equipment	$546	$323
Additions to capitalized internal use software	42	49

The increase in additions to property, plant and equipment of $223 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily driven by program related requirements, due to recent and anticipated growth, and investment in productivity initiatives, including high-technology production facilities and continued factory automation upgrades.

We expect full-year property, plant and equipment and capitalized internal use software expenditures to be between approximately $780–$805 million and $70–$85 million, respectively, in 2018, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

	Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017
Purchases of short-term investments	$—	$(399)
Maturities of short-term investments	309	517

Acquisitions and Divestitures—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. We did not make any acquisitions in the first nine months of 2018. In May 2018, we completed the sale of our commercial cloud-based call center analytics solutions business for $11 million in cash, net of transaction-related costs. In the first quarter of 2017, Forcepoint acquired the Skyfence cloud access security broker business for $39 million. In the third quarter of 2017, Forcepoint acquired Red Owl Analytics Inc. for $54 million.

Financing Activities

	Nine Months Ended
(In millions)	Sep 30, 2018	Oct 1, 2017
Net cash provided by (used in) financing activities	$(1,749)	$(1,784)

We generally use cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash provided by (used in) financing activities of $35 million in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to the $591 million repayment of long-term debt in the second quarter of 2017 as discussed below, partially offset by the net proceeds from commercial paper issuances of $300 million in the second quarter of 2017, and the activity on our share repurchases, as discussed below.

Long-term Debt—In the second quarter of 2017, we exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasury rates, $591 million of our long-term debt due March and December 2018 at a loss of $39 million before tax, $25 million net of tax, which is included in other (income) expense, net.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2017, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. At September 30, 2018, we had approximately $1.9 billion available under the 2017 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Nine Months Ended
(In millions)	Sep 30, 2018		Oct 1, 2017
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$925	4.5	$700	4.4
Shares repurchased to satisfy tax withholding obligations	91	0.4	84	0.5
Total share repurchases	$1,016	4.9	$784	4.9

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Nine Months Ended
(In millions, except per share amounts)	Sep 30, 2018	Oct 1, 2017
Cash dividends declared per share	$2.6025	$2.3925
Total dividends paid	728	679

In March 2018, our Board of Directors authorized an 8.8% increase to our annual dividend payout rate from $3.19 to $3.47 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total long-term debt was $4.8 billion at both September 30, 2018 and December 31, 2017. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2020 through 2044.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $2.1 billion and $3.4 billion at September 30, 2018 and December 31, 2017, respectively. We may invest in: U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $326 million and $1,246 million at September 30, 2018 and December 31, 2017, respectively. Our undistributed earnings of our foreign subsidiaries are not permanently reinvested. We continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Commercial Paper—The Company may issue up to $1.25 billion of unsecured commercial paper notes, as the commercial paper is backed by our credit facility. At September 30, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.301% and 8 days, respectively. At December 31, 2017, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 1.583% and 20 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the first nine months of 2018 was $300 million.

Credit Facilities—In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at

September 30, 2018, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from approximately 20 separate highly rated lenders, each committing no more than 10% of the facility. As of September 30, 2018 and December 31, 2017, there were no borrowings or letters of credit outstanding under this credit facility. The $300 million of commercial paper outstanding at September 30, 2018 reduced the amount available under our credit facility to $950 million.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants as of September 30, 2018. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 30.9% at September 30, 2018. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

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

(In millions, except percentages)	Sep 30, 2018	Dec 31, 2017
Total remediation costs—undiscounted	$203	$206
Weighted-average discount rate	5.2%	5.2%
Total remediation costs—discounted	$136	$142
Recoverable portion	88	92

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

(In millions)	Sep 30, 2018	Dec 31, 2017
Guarantees	$208	$216
Letters of credit	2,652	2,416
Surety bonds	166	166

All guarantees at September 30, 2018 and December 31, 2017 related to our joint venture in Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2). Included in letters of credit above were $54 million and $47 million at September 30, 2018 and December 31, 2017, respectively, related to our joint venture in TRS AMDC2. We provide these guarantees and letters of credit to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS AMDC2 and other affiliates failing to meet their obligations described above. At September 30, 2018, we believe the risk that TRS AMDC2 and other affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 30, 2018. We had an estimated liability of $1 million and $2 million at September 30, 2018 and December 31, 2017, respectively, related to these guarantees.

The joint venture agreement between Raytheon and Vista Equity Partners relating to Forcepoint provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option, which became exercisable on May 29, 2017. The put option allows Vista Equity Partners to require Raytheon to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, Raytheon has the option, which became exercisable on May 29, 2018, to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of Vista Equity Partners’ put option or Raytheon’s purchase option; however, the ultimate timing will depend on the actions of the parties and other factors. At September 30, 2018, the fair value of the noncontrolling interest was estimated at $560 million and is subject to change based upon market conditions and business performance. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets could differ from the parties’ determination of fair value for the interest under the joint venture agreement.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or in-country industrial participation (ICIP) agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 30, 2018, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.4 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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

The current Warfighter FOCUS program, performed by IIS, is scheduled to transition to a number of planned replacement programs in the fourth quarter of 2018, though some of the current activities could be extended by the customer for periods of up to a year. Additionally, we expect to participate in some of the planned replacement programs; however, some of these programs have already been awarded to other contractors. Based on this, we expect annual revenues on Warfighter FOCUS to decline by approximately $500 million.

We do not expect any material impact on our financial results from regional developments regarding Qatar. Almost all of our contracts in Qatar are foreign military sales contracts through the U.S. government and represent less than 5% of our backlog at September 30, 2018.

Recent events have caused increased attention on U.S. defense sales to the Kingdom of Saudi Arabia (KSA). KSA represents nearly 5% of our sales and $2.3 billion of our backlog at September 30, 2018. This includes the majority of the precision guided munitions described below, integrated air and missile defense systems, as well as other products and services. Although we currently do not expect to be prevented from doing business in KSA, if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it would have a material adverse effect on our financial results.

We have several direct commercial sales contracts for precision guided munitions with certain Middle Eastern customers for which U.S. government approvals from the State Department and Congress through the Congressional Notification process have been delayed and which we expect will continue to be delayed in the near future. These contracts contain clauses that permit the customer to terminate the contract, and require refund of any advances received, if those approvals are not received by a stated date or that date is not otherwise changed. While uncertainty exists over the timing of these pending approvals, and from time to time members of Congress have expressed concerns over these sales, we have taken contractual actions, such as contractually changing or removing the government approval deadlines, or invoking the force majeure clauses for government delays. As a result, we believe further delays of these pending approvals will not have a material impact on our financial results. However, if we ultimately do not receive the approvals, it would have a material adverse effect on our financial results. For these precision guided munitions contracts with certain Middle Eastern customers, we had approximately $2.3 billion of total contract value, recognized approximately $800 million of sales for work performed to date and received approximately $800 million in advances from customers as of September 30, 2018.

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

Accounting Standards
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (2017 Act), from accumulated other comprehensive income to retained earnings. These stranded tax effects refer to the tax amounts included in accumulated other comprehensive income at the previous 35% U.S. statutory tax rate, for which the related deferred tax asset or liability was remeasured to the new 21% U.S. corporate statutory federal tax rate in the period of the 2017 Act enactment. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and can be applied either in the period of adoption or retrospectively to each period impacted by the 2017 Act. We elected to early adopt the new standard in the first quarter of 2018 and we elected to reclassify the stranded income tax effects of the 2017 Act from accumulated other comprehensive income to retained earnings in the period of adoption. This resulted in an increase to accumulated other comprehensive loss (AOCL) of $1,451 million and an increase in retained earnings of $1,451 million in the first quarter of 2018, almost all of which related to our pension and other postretirement benefit (PRB) plans, net. The standard did not have an impact on our results of operations or liquidity. Income tax effects remaining in accumulated other comprehensive income will be released into earnings as the related before tax amounts are reclassified to earnings.

In March 2017, the FASB issued ASU 2017-07, The impact to our fiscal quarters and year-ended 2017 and year-ended 2016 financial results was as follows:Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit CostThe impact to our fiscal quarters and year-ended 2017 and year-ended 2016 financial results was as follows:, which changed certain presentation and disclosure requirements for employers that sponsor defined benefit pension and PRB plans. The new standard required the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost to be presented outside of operating income on a retrospective basis. The new standard was effective for fiscal years beginning after December 15, 2017. We adopted the requirements of the new standard in the first quarter of 2018 on a retrospective basis for the presentation of only the service cost component in operating expenses, and the reclassification of the other components of the net benefit cost to retirement benefits non-service expense within non-operating (income) expense, net. The impact to our fiscal quarters and year-ended 2017 and year-ended 2016 financial results was as follows:

	Three Months Ended				Twelve Months Ended
(In millions)	Dec 31, 2017	Oct 1, 2017	Jul 2, 2017	Apr 2, 2017	Dec 31, 2017	Dec 31, 2016
Cost of sales	$(186)	$(222)	$(164)	$(164)	$(736)	$(458)
General and administrative expenses	(44)	(48)	(42)	(43)	(177)	(143)
Total operating expenses	(230)	(270)	(206)	(207)	(913)	(601)
Operating income	230	270	206	207	913	601
Total non-operating (income) expense, net	230	270	206	207	913	601
Income from continuing operations	—	—	—	—	—	—
Net income	$—	$—	$—	$—	$—	$—

The remaining provisions of ASU 2017-07 did not have a material impact on our financial position, results of operations or liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an additional transition method under the modified retrospective approach for the adoption of Topic 842. The two permitted transition methods are now: (1) to apply the new lease requirements at the beginning of the earliest period presented, and (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment. We intend to adopt the standard on the effective date of January 1, 2019 by applying the new lease requirements at the beginning of the earliest period presented. We also intend to elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures and designing and implementing related processes and controls. We expect the standard to have an impact of approximately $1 billion on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact on our results of operations or liquidity.

Other new pronouncements issued but not effective until after September 30, 2018 are not expected to have a material impact on our financial position, results of operations or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates.

We generally supplement our working capital requirements with a combination of variable-rate short-term and fixed-rate long-term financing. We may enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments, payments to vendors and customer receipts denominated in foreign currencies. The market-risk sensitive instruments we use for hedging are directly related to a particular asset, liability or transaction for which a firm commitment is in place. We do not hold or issue derivative financial instruments for trading or speculative purposes.

The following tables provide information as of September 30, 2018 and December 31, 2017 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at September 30, 2018 or December 31, 2017.

Principal payments and interest rate detail for long-term debt by contractual maturity date as of September 30, 2018 and December 31, 2017, respectively, were as follows:

September 30, 2018 (in millions, except percentages)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$1,500	$—	$1,100	$2,192	$4,792	$5,035
Average interest rate	—	—	3.550%	—	2.500%	5.097%	4.017%

December 31, 2017 (in millions, except percentages)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$1,500	$—	$1,100	$2,192	$4,792	$5,293
Average interest rate	—	—	3.550%	—	2.500%	5.097%	4.017%

In addition, the aggregate notional amount of our outstanding foreign currency forward contracts was $1,936 million and $1,354 million at September 30, 2018 and December 31, 2017, respectively. The net notional exposure of these contracts was $1,007 million and $525 million at September 30, 2018 and December 31, 2017, respectively.

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency forward contracts were $19 million and $18 million, respectively, at September 30, 2018, and $28 million and $17 million, respectively, at December 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of September 30, 2018.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2018 were effective.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the third quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
July (July 2, 2018 - July 29, 2018)	1,003	$196.14	—	$2.0
August (July 30, 2018 - August 26, 2018)	318,140	196.47	318,140	2.0
September (August 27, 2018 - September 30, 2018)	313,890	199.53	313,235	1.9
Total	633,033	$197.99	631,375

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the third quarter of 2018 includes the surrender by employees of 1,658 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	In November 2017, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock.

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
October 25, 2018