Form 10-Q
period 2019-03-31
RAYTHEON CO/
filed 2019-04-25
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of April 22, 2019 was 279,871,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, products and services, trends and anticipated financial performance, including with respect to: our revenue; our liquidity and capital resources; our capital expenditures; our bookings and backlog; our international sales, including our ability to do business in the Kingdom of Saudi Arabia (KSA) and delays in the Congressional Notification process for direct commercial sales contracts for precision guided munitions to certain Middle Eastern customers; our expected tax payments; our pension, nonqualified defined benefit and defined contribution plans funding; the impact of new accounting pronouncements and tax regulations; our unrecognized tax benefits; our recognition of revenue on certain performance obligations; our reclassifications of gains or losses on cash flow hedges; the impact and outcome of audits, legal and administrative proceedings, claims, investigations and commitments and contingencies; the impact of certain regional developments; and the impact of changes in foreign currency rates. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	Mar 31, 2019	Dec 31, 2018
Assets
Current assets
Cash and cash equivalents	$2,093	$3,608
Receivables, net	1,424	1,648
Contract assets	5,971	5,594
Inventories	882	758
Prepaid expenses and other current assets	586	529
Total current assets	10,956	12,137
Property, plant and equipment, net	2,899	2,840
Operating lease right-of-use assets	816	805
Goodwill	14,882	14,864
Other assets, net	2,023	2,024
Total assets	$31,576	$32,670

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities
Commercial paper and current portion of long-term debt	$800	$300
Contract liabilities	2,930	3,309
Accounts payable	1,361	1,964
Accrued employee compensation	995	1,509
Other current liabilities	1,594	1,381
Total current liabilities	7,680	8,463
Accrued retiree benefits and other long-term liabilities	6,848	6,922
Long-term debt	4,256	4,755
Operating lease liabilities	652	647
Commitments and contingencies (Note 12)

Redeemable noncontrolling interests	432	411

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 280 and 282 shares outstanding at March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(8,399)	(8,618)
Retained earnings	20,104	20,087
Total Raytheon Company stockholders’ equity	11,708	11,472
Noncontrolling interests in subsidiaries	—	—
Total equity	11,708	11,472
Total liabilities, redeemable noncontrolling interests and equity	$31,576	$32,670

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In millions, except per share amounts)	Mar 31, 2019	Apr 1, 2018
Net sales
Products	$5,562	$5,254
Services	1,167	1,013
Total net sales	6,729	6,267
Operating expenses
Cost of sales—products	4,002	3,737
Cost of sales—services	875	795
General and administrative expenses	739	694
Total operating expenses	5,616	5,226
Operating income	1,113	1,041
Non-operating (income) expense, net
Retirement benefits non-service expense	181	239
Interest expense	44	47
Interest income	(13)	(7)
Other (income) expense, net	(20)	5
Total non-operating (income) expense, net	192	284
Income from continuing operations before taxes	921	757
Federal and foreign income taxes	146	133
Income from continuing operations	775	624
Income (loss) from discontinued operations, net of tax	—	(1)
Net income	775	623
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(6)	(10)
Net income attributable to Raytheon Company	$781	$633

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$2.77	$2.20
Income (loss) from discontinued operations, net of tax	—	—
Net income	2.77	2.20
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$2.77	$2.20
Income (loss) from discontinued operations, net of tax	—	—
Net income	2.77	2.19
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$781	$634
Income (loss) from discontinued operations, net of tax	—	(1)
Net income	$781	$633
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Net income	$775	$623
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Amortization of prior service cost	1	1
Amortization of net actuarial loss	276	347
Pension and other postretirement benefit plans, net	277	348
Foreign exchange translation	8	24
Cash flow hedges	(10)	(10)
Unrealized gains (losses) on investments and other, net	—	—
Other comprehensive income (loss), before tax	275	362
Income tax benefit (expense) related to items of other comprehensive income (loss)	(56)	(71)
Other comprehensive income (loss), net of tax	219	291
Reclassification of stranded tax effects	—	(1,451)
Total comprehensive income (loss)	994	(537)
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(6)	(10)
Comprehensive income (loss) attributable to Raytheon Company	$1,000	$(527)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at December 31, 2018	$3	$—	$(8,618)	$20,087	$11,472	$—	$11,472
Net income (loss)				781	781	—	781
Other comprehensive income (loss), net of tax			219		219		219
Adjustment of redeemable noncontrolling interests to redemption value				5	5		5
Dividends declared		1		(265)	(264)		(264)
Common stock plans activity		61			61		61
Share repurchases		(62)		(504)	(566)		(566)
Balance at March 31, 2019	$3	$—	$(8,399)	$20,104	$11,708	$—	$11,708

Balance at December 31, 2017	$3	$—	$(7,935)	$17,895	$9,963	$—	$9,963
Net income (loss)				633	633	—	633
Other comprehensive income (loss), net of tax			291		291		291
Reclassification of stranded tax effects			(1,451)	1,451	—		—
Adjustment of redeemable noncontrolling interests to redemption value				11	11		11
Dividends declared		1		(252)	(251)		(251)
Common stock plans activity		62			62		62
Share repurchases		(63)		(409)	(472)		(472)
Balance at April 1, 2018	$3	$—	$(9,095)	$19,329	$10,237	$—	$10,237

(1)	Excludes redeemable noncontrolling interests which are not considered equity. See “Note 13: Redeemable Noncontrolling Interests” for additional information.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Cash flows from operating activities
Net income	$775	$623
(Income) loss from discontinued operations, net of tax	—	1
Income from continuing operations	775	624
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	140	135
Stock-based compensation	59	63
Deferred income taxes	(44)	(77)
Changes in assets and liabilities
Receivables, net	236	(314)
Contract assets and contract liabilities	(731)	(174)
Inventories	(124)	(46)
Prepaid expenses and other current assets	(59)	138
Income taxes receivable/payable	181	290
Accounts payable	(484)	(167)
Accrued employee compensation	(523)	(420)
Other current liabilities	3	(60)
Accrued retiree benefits	219	306
Other, net	(59)	(15)
Net cash provided by (used in) operating activities from continuing operations	(411)	283
Net cash provided by (used in) operating activities from discontinued operations	—	1
Net cash provided by (used in) operating activities	(411)	284
Cash flows from investing activities
Additions to property, plant and equipment	(274)	(219)
Additions to capitalized internal use software	(10)	(12)
Maturities of short-term investments	—	309
Payments for purchases of acquired companies, net of cash received	(8)	—
Other	—	(1)
Net cash provided by (used in) investing activities	(292)	77
Cash flows from financing activities
Dividends paid	(245)	(230)
Net borrowings (payments) on commercial paper	—	—
Repurchases of common stock under share repurchase programs	(500)	(400)
Repurchases of common stock to satisfy tax withholding obligations	(66)	(72)
Other	(5)	(5)
Net cash provided by (used in) financing activities	(816)	(707)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,519)	(346)
Cash, cash equivalents and restricted cash at beginning of the year	3,624	3,115
Cash, cash equivalents and restricted cash at end of period	$2,105	$2,769

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation
We prepared the accompanying unaudited consolidated financial statements of Raytheon Company and all wholly-owned, majority-owned or otherwise controlled subsidiaries on the same basis as our annual audited financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

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

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) using the modified retrospective approach as discussed below in “Note 2: Accounting Standards.” We reclassified certain balance sheet amounts to conform to our current period presentation. All amounts disclosed in this Form 10-Q reflect these changes.

Note 2: Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. Effective January 1, 2019, we adopted the requirements of the new lease standard using the modified retrospective approach, applying the new lease requirements at the beginning of the earliest period presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. We did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. The standard resulted in the recognition of operating lease right-of-use assets of $805 million and operating lease liabilities of $841 million, of which $194 million was classified as current and is included in other current liabilities in our consolidated balance sheet as of December 31, 2018, with immaterial changes to other balance sheet accounts. The standard had no impact on our results of operations or cash flows. In addition, new disclosures are provided to enable users to assess the amount, timing and uncertainty of cash flows arising from leases.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which eliminates the disclosure requirement of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and modifies certain disclosure requirements related to Level 3 recurring and nonrecurring fair value measurements. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Effective January 1, 2019, we elected to early adopt the requirements of the new standard on a prospective basis. The standard did not have an impact on our financial position, results of operations or liquidity.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-24): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Effective January 1, 2019, we elected to early adopt the requirements of the new standard on a prospective basis. The standard did not have a material impact on our financial position, results of operations or liquidity.

Other new pronouncements adopted and issued but not effective until after March 31, 2019 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 3: Significant Accounting Policies Update
Our significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to our accounting policies as a result of adopting Topic 842 are discussed below:

Leases—We determine if an arrangement is a lease or contains an embedded lease at inception. For lease agreements with both lease and nonlease components (e.g., common-area maintenance costs), we account for the nonlease components separately. Consideration is allocated to the lease and nonlease components based on the estimated standalone prices.

All of our leases are operating leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. The current portion of operating lease liabilities is included in other current liabilities in our consolidated balance sheets. For the majority of our leases, the discount rate used to determine the present value of the lease payments is our incremental borrowing rate as of the lease commencement date, as the implicit rate is not readily determinable. The operating lease right-of-use assets also includes any initial direct costs and any lease payments made at or before the commencement date, and is reduced for any unrestricted incentives received at or before the commencement date.

Some of our leases include options to extend or terminate the lease. We include these options in the recognition of our right-of-use assets and lease liabilities when it is reasonably certain that we will exercise the option. Very few of our leases include variable lease-related payments, such as escalation clauses based on consumer price index (CPI) rates, or residual guarantees. Variable payments that are based on an index or a rate are included in the recognition of our right-of-use assets and lease liabilities using the index or rate at lease commencement; however, changes to these lease payments due to rate or index updates are recorded as rent expense in the period incurred. Amounts probable of payment under residual guarantees are also included in the recognition of our right-of-use assets and lease liabilities.

Note 4: Changes in Estimates under Percentage of Completion Contract Accounting
We have a companywide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature.

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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended
(In millions, except per share amounts)	Mar 31, 2019	Apr 1, 2018
Operating income	$123	$115
Income from continuing operations attributable to Raytheon Company	97	91
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.34	$0.32

In addition, net revenue recognized from our performance obligations satisfied in previous periods was $158 million and $138 million in the first quarters of 2019 and 2018, respectively. This primarily relates to EAC adjustments that impacted revenue.

Note 5: Earnings Per Share (EPS)
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

As described in “Note 13: Redeemable Noncontrolling Interests,” we record redeemable noncontrolling interest related to Vista Equity Partners’ interest in Forcepoint. We reflect the redemption value adjustments related to this redeemable noncontrolling interest in both the basic and diluted EPS calculation for the portion of redemption value that is in excess of the fair value of noncontrolling interest. There was no impact to basic or diluted EPS in the first quarters of 2019 or 2018.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	Three Months Ended
	Mar 31, 2019	Apr 1, 2018
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.94	$0.87
Undistributed earnings	1.83	1.33
Total	$2.77	$2.20
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.94	$0.87
Undistributed earnings	1.83	1.33
Total	$2.77	$2.20

Income attributable to participating securities was as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Income from continuing operations attributable to participating securities	$8	$7
Income (loss) from discontinued operations, net of tax attributable to participating securities	—	—
Net income attributable to participating securities	$8	$7

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Shares for basic EPS(1)	281.9	288.5
Effect of dilutive securities	0.3	0.3
Shares for diluted EPS	282.2	288.8

(1)	Includes 2.8 million and 3.2 million participating securities for the first quarters of 2019 and 2018, respectively.

Note 6: Inventories
Inventories consisted of the following:

(In millions)	Mar 31, 2019	Dec 31, 2018
Materials and purchased parts	$74	$75
Work in process	785	662
Finished goods	23	21
Total	$882	$758

Precontract costs are costs incurred to fulfill a contract prior to contract award. Precontract costs, including general and administrative expenses that are specifically chargeable to the customer, are deferred in inventories if we determine that the costs are probable of recovery under a specific anticipated contract. All other precontract costs, including start-up costs, are expensed as incurred. Costs that are deferred are recognized as contract costs upon the receipt of the anticipated contract. We included deferred precontract costs of $238 million and $163 million in inventories as work in process at March 31, 2019 and December 31, 2018, respectively.

Note 7: Contract Assets and Contract Liabilities
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

Net contract assets (liabilities) consisted of the following:

(In millions, except percentages)	Mar 31, 2019	Dec 31, 2018	$ Change	% Change
Contract assets	$5,971	$5,594	$377	6.7%
Contract liabilities—current	(2,930)	(3,309)	379	(11.5)%
Contract liabilities—noncurrent	(141)	(150)	9	(6.0)%
Net contract assets (liabilities)	$2,900	$2,135	$765	35.8%

The $765 million increase in our net contract assets (liabilities) from December 31, 2018 to March 31, 2019 was primarily due to a $379 million decrease in our current contract liabilities, primarily driven by revenue recognized on certain international programs with milestone payments or advances, and a $377 million increase in our contract assets, principally due to contractual billing terms on U.S. government and foreign military sales contracts and the timing of pending approvals on direct commercial sales contracts for precision guided munitions to certain Middle Eastern customers. For direct commercial sales contracts for which we are required to obtain regulatory approvals, we recognize revenue based on the likelihood of obtaining such approvals. At March 31, 2019, we had approximately $2.4 billion of total contract value, recognized approximately $1.1 billion of sales for work performed to date and received approximately $850 million in advances on contracts for precision guided munitions to certain

Middle Eastern customers for which U.S. government approval is pending. On a contract by contract basis, and excluding advances billed but not received, we had $600 million and $350 million of net contract assets and net contract liabilities, respectively, related to these contracts.

In the first quarters of 2019 and 2018, we recognized revenue of $894 million and $652 million related to our contract liabilities at January 1, 2019 and January 1, 2018, respectively.

Impairment losses recognized on our receivables and contract assets were de minimis in the first quarters of 2019 and 2018.

Note 8: Deferred Commissions
Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our security software sales at Forcepoint, are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. At March 31, 2019 and December 31, 2018, we had deferred commissions of $51 million and $55 million, respectively. Amortization expense related to deferred commissions was $4 million and $8 million in the first quarters of 2019 and 2018, respectively.

Note 9: Acquisitions, Divestitures and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. We did not have any divestitures in the first quarter of 2019.

In 2013, we formed the Range Generation Next LLC (RGNext) joint venture with General Dynamics Information Technology (GDIT) through our Intelligence, Information and Services (IIS) segment, in which we held a 50% equity ownership that was accounted for using the equity method. On February 8, 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture, increasing our equity ownership to 60% and giving us control of the operations of RGNext. Effective as of February 8, 2019, we consolidate the results of RGNext in our consolidated financial statements and report its results in our IIS segment. We also remeasured our equity method investment in RGNext to fair value, which resulted in a non-cash gain of $21 million that was recorded in operating income through a reduction to cost of sales at our IIS segment; recognized redeemable noncontrolling interest for GDIT’s interest in RGNext at a fair value of $32 million; and recognized $90 million of net assets, including cash acquired, at fair value. As part of our purchase price allocation, we recorded $19 million of goodwill, primarily related to the value of the existing workforce, and $34 million of intangible assets, primarily related to customer relationships with a weighted-average life of 7 years.

Pro forma financial information and revenue from the date of acquisition has not been provided as it is not material.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint(1)	Total
Balance at December 31, 2018	$1,704	$2,965	$4,154	$4,103	$1,938	$14,864
Acquisitions	—	19	—	—	—	19
Effect of foreign exchange rates and other	(1)	—	—	—	—	(1)
Balance at March 31, 2019	$1,703	$2,984	$4,154	$4,103	$1,938	$14,882

(1)
At March 31, 2019, Forcepoint’s fair value was estimated to exceed its net book value by approximately $900 million. As discussed in “Note 13: Redeemable Noncontrolling Interests,” we are required to determine Forcepoint’s fair value on a quarterly basis due to the accounting related to the redeemable noncontrolling interest.

Note 10: Derivatives and Other Financial Instruments
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

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts denominated in foreign currencies. The aggregate notional amount of our outstanding foreign currency forward contracts was $1,843 million and $1,772 million at March 31, 2019 and December 31, 2018, respectively. The net notional exposure of these contracts was $777 million and $840 million at March 31, 2019 and December 31, 2018, respectively.

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency forward contracts were as follows:

(In millions)	Mar 31, 2019	Dec 31, 2018
Asset derivatives	$14	$26
Liability derivatives	23	34

The fair value of these derivatives is Level 2 in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted forward rates for similar contracts.

Our foreign currency forward contracts contain offset or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. We measure and record the impact of counterparty credit risk into our valuation and at March 31, 2019 and December 31, 2018, the fair value of our counterparty default exposure was less than $1 million and was spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at March 31, 2019 or December 31, 2018.

Other Financial Instruments—We hold financial instruments, including cash and cash equivalents, commercial paper and long-term debt. The carrying amounts for cash and cash equivalents and commercial paper approximated their fair values. The carrying value of long-term debt was recorded at amortized cost. The estimated fair value of long-term debt was determined based on quoted prices in inactive markets, which falls within Level 2 of the fair value hierarchy. The carrying value and estimated fair value of long-term debt were as follows:

(In millions)	Mar 31, 2019	Dec 31, 2018
Carrying value of long-term debt(1)	$4,756	$4,755
Fair value of long-term debt(2)	5,202	5,063

(1)     Carrying value of long-term debt at March 31, 2019 includes current portion of long-term debt carrying value of $500 million.

(2)	Fair value of long-term debt at March 31, 2019 includes current portion of long-term debt fair value of $508 million.

At March 31, 2019, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.551% and 6 days, respectively. At December 31, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.954% and 16 days, respectively. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.

Supplemental Cash Flow Information—Cash and cash equivalents reported within our consolidated balance sheets excludes restricted cash of $12 million and $16 million at March 31, 2019 and December 31, 2018, respectively, which for purposes of our consolidated statements of cash flows, is included in cash, cash equivalents and restricted cash.

Note 11: Leases
We enter into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration, sales and warehousing facilities; information technology (IT) equipment; and other equipment. At March 31, 2019 and December 31, 2018, we did not have any finance leases. Approximately 90% of our future lease commitments, and related lease liability, relate to our real estate leases. Some of our leases also include options to extend the lease or terminate the lease. A small portion of our leases include variable escalation clauses, which are typically based on CPI rates, or other variable lease-related payments.

The components of lease expense were as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Operating lease cost	$53	$58
Variable lease cost(1)	—	—
Sublease income(1)	—	—
Total lease cost	$53	$58

(1)	Variable lease cost was expense of less than $1 million and sublease income was income of less than $1 million, in both the first quarters of 2019 and 2018.

Gains and losses on sale and leaseback transactions were de minimis in both the first quarters of 2019 and 2018.

At March 31, 2019, our future lease payments under non-cancellable leases were as follows:

(In millions)
2019 (excluding the three months ended March 31, 2019)	$167
2020	189
2021	164
2022	127
2023	90
Thereafter	238
Total future lease payments(1)	975
Imputed interest	(122)
Total lease liabilities	$853

(1)	Total future lease payments excluded $27 million of future lease payments related to leases that were signed but had not yet commenced as of March 31, 2019.

Our lease liabilities recognized in our consolidated balance sheet at March 31, 2019 were as follows:

(In millions)
Operating lease liabilities—current	$201
Operating lease liabilities—noncurrent	652
Total lease liabilities	$853

The weighted-average remaining lease term related to our operating leases was 8 years and 7 years as of March 31, 2019 and December 31, 2018, respectively. The weighted-average discount rate related to our operating leases was 3.1% as of March 31, 2019 and December 31, 2018.

Other information related to leases was as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Cash paid for amounts included in the measurement of operating lease liabilities	$61	$62
Right-of-use assets obtained in exchange for new operating lease obligations	56	38

There were no material restrictions or covenants imposed by our leases at March 31, 2019 or December 31, 2018. In addition, we do not have any related party leases and our sublease transactions are de minimis.

Note 12: Commitments and Contingencies
Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. government. We regularly assess the probability of recovery of these costs, which requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs, and accordingly have recorded the estimated future recovery of these costs from the U.S. government within prepaid expenses and other current assets in our consolidated balance sheets. Our estimates regarding remediation costs to be incurred were as follows:

(In millions, except percentages)	Mar 31, 2019	Dec 31, 2018
Total remediation costs—undiscounted	$197	$193
Weighted-average discount rate	5.1%	5.1%
Total remediation costs—discounted	$136	$128
Recoverable portion	88	82

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

Financing Arrangements and Other—We issue guarantees, and banks and surety companies issue, on our behalf, letters of credit and surety bonds, to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. These instruments expire on various dates through 2028. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following:

(In millions)	Mar 31, 2019	Dec 31, 2018
Guarantees	$211	$201
Letters of credit	2,296	2,503
Surety bonds	80	166

All guarantees at March 31, 2019 and December 31, 2018 related to our joint venture in Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2). We provide these guarantees, as well as letters of credit, to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of these entities failing to meet their obligations described above. At March 31, 2019, we believe the risk that these entities will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at March 31, 2019. We had an estimated liability of $3 million at both March 31, 2019 and December 31, 2018 related to these guarantees.

As discussed in “Note 13: Redeemable Noncontrolling Interests,” under the joint venture agreement between Raytheon Company and Vista Equity Partners, Raytheon may be required to purchase Vista Equity Partners’ interest in Forcepoint.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or in-country industrial participation (ICIP) agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 31, 2019, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.3 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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

Note 13: Redeemable Noncontrolling Interests
Forcepoint is a cybersecurity joint venture company with Vista Equity Partners. The joint venture agreement between Raytheon and Vista Equity Partners provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option. The put option allows Vista Equity Partners to require Raytheon to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, Raytheon has the option to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of Vista Equity Partners’ put option or Raytheon’s purchase option; however, the ultimate timing will depend on the actions of the parties and other factors. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest in our consolidated balance sheets could differ from the parties’ determination of fair value for the interest under the joint venture agreement.

Vista Equity Partners’ adjusted equity interest in the Forcepoint joint venture was 19.5% at March 31, 2019. Vista Equity Partners’ interest in Forcepoint is presented as redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date, which was $399 million at March 31, 2019, or the carrying value, defined as the initial value adjusted for Vista Equity Partners’ share of the cumulative impact of net income (loss), other changes in accumulated other comprehensive income (loss) and additional contributions, which was $274 million at March 31, 2019. Adjustments to the redemption value over the period from the date of acquisition to the redemption date are immediately recorded to retained earnings.

As discussed in “Note 9: Acquisitions, Divestitures and Goodwill,” in February 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture, increasing our equity ownership to 60% and giving us control of the operations, with GDIT obtaining only protective rights. As a result, we now consolidate the results of RGNext in our consolidated financial statements. The amendment to the RGNext joint venture agreement provides GDIT with the ability to liquidate its ownership and receive an amount equal to its contributed capital (the redemption value). As such, GDIT’s interest in RGNext is presented as redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets, and is recorded at the greater of its carrying value or the redemption value.

A rollforward of redeemable noncontrolling interests was as follows:

(In millions)	Forcepoint	RGNext	Total
Balance at December 31, 2018	$411	$—	$411
RGNext initial recognition	—	32	32
Net income (loss)	(7)	1	(6)
Other comprehensive income (loss), net of tax(1)	—	—	—
Adjustment of noncontrolling interests to redemption value	(5)	—	(5)
Balance at March 31, 2019	$399	$33	$432

Balance at December 31, 2017	$512	$—	$512
Net income (loss)	(10)	—	(10)
Other comprehensive income (loss), net of tax	1	—	1
Adjustment of noncontrolling interests to redemption value	(11)	—	(11)
Balance at April 1, 2018	$492	$—	$492

(1)	Other comprehensive income (loss), net of tax, related to Forcepoint was income of less than $1 million for the first quarter of 2019.

Note 14: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Beginning balance	282.1	288.4
Stock plans activity	1.1	1.0
Share repurchases	(3.1)	(2.2)
Ending balance	280.1	287.2

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. In November 2017, our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At March 31, 2019, we had approximately $1.0 billion available under the 2017 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, RSUs and LTPP awards issued to employees.

Our share repurchases were as follows:

	Three Months Ended
(In millions)	Mar 31, 2019		Apr 1, 2018
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$500	2.8	$400	1.9
Shares repurchased to satisfy tax withholding obligations	66	0.3	72	0.3
Total share repurchases	$566	3.1	$472	2.2

In March 2019, our Board of Directors authorized an 8.6% increase to our annual dividend payout rate from $3.47 to $3.77 per share. Our Board of Directors also declared dividends of $0.9425 per share during the first quarter of 2019, compared to dividends of $0.8675 per share during the first quarter of 2018. Dividends are subject to quarterly approval by our Board of Directors.

Stock-based Compensation Plans
Restricted Stock and RSUs—During the first quarter of 2019, we granted 0.9 million combined shares of restricted stock and RSUs with a weighted-average grant-date fair value of $179.93 per share, calculated under the intrinsic value method. These awards generally vest in equal installments on each of the second, third and fourth anniversary dates of the award’s grant date.

LTPP—During the first quarter of 2019, we granted RSUs subject to the 2019–2021 LTPP plan with an aggregate target award of 0.1 million units and a weighted-average grant-date fair value of $175.93 per share. The performance goals for the 2019–2021 LTPP award are independent of each other and based on three metrics, as defined in the LTPP award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers. The grant-date fair value is based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award.

Forcepoint Plans—Forcepoint unit appreciation rights and profits interests vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the joint venture. In certain limited circumstances other vesting conditions may apply. The impact attributable to these other vesting conditions was income of $2 million for the first quarter of 2019 and expense of $1 million for the first quarter of 2018. At March 31, 2019, there were 174 thousand combined units and/or profits interests authorized for award under these plans.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes gains and losses associated with pension and other postretirement benefit (PRB) plans, foreign exchange translation adjustments, gains and losses on derivative instruments qualified as cash flow hedges included in the assessment of effectiveness, and unrealized gains (losses) on available-for-sale investments. The computation of other comprehensive income (loss) and its components are presented in the consolidated statements of comprehensive income.
A rollforward of accumulated other comprehensive income (loss) was as follows:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2018	$(8,483)	$(131)	$(2)	$(2)	$(8,618)
Before tax amount	277	8	(10)	—	275
Tax (expense) or benefit	(58)	—	2	—	(56)
Net of tax amount	219	8	(8)	—	219
Balance at March 31, 2019	$(8,264)	$(123)	$(10)	$(2)	$(8,399)

Balance at December 31, 2017	$(7,843)	$(95)	$6	$(3)	$(7,935)
Before tax amount	348	24	(10)	—	362
Tax (expense) or benefit	(73)	—	2	—	(71)
Net of tax amount	275	24	(8)	—	291
Reclassification of stranded tax effects	(1,452)	—	1	—	(1,451)
Balance at April 1, 2018	$(9,020)	$(71)	$(1)	$(3)	$(9,095)

(1)	Pension and PRB plans, net is shown net of cumulative tax benefits of $2,197 million and $2,255 million at March 31, 2019 and December 31, 2018, respectively.

(2)	Cash flow hedges are shown net of cumulative tax benefits of $3 million and $1 million at March 31, 2019 and December 31, 2018, respectively.

(3)	Unrealized gains (losses) on investments and other, net are shown net of cumulative tax expense of $1 million at both March 31, 2019 and December 31, 2018.

In the first quarter of 2018, we reclassified the stranded tax effects related to the enactment of the Tax Cuts and Jobs Act of 2017 (2017 Act) from accumulated other comprehensive loss (AOCL) to retained earnings in accordance with ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These stranded tax effects related to the deferred tax amounts at December 31, 2017 recorded through other comprehensive income prior to the enactment date using the prior 35% statutory tax rate that remained in other comprehensive income despite the fact that the related deferred tax assets and liabilities were remeasured to reflect the newly enacted tax rate of 21%.

Other material amounts reclassified out of AOCL related to the amortization of net actuarial loss associated with our pension plans were $273 million and $344 million before tax in the first quarters of 2019 and 2018, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income). See “Note 15: Pension and Other Employee Benefits” for additional details.

We expect $2 million net of tax of net unrealized losses on our cash flow hedges at March 31, 2019 to be reclassified into earnings at then-current values over the next 12 months as the underlying hedged transactions occur.

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

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Mar 31, 2019	Dec 31, 2018
Marketable securities held in trust	$677	$642

Included in marketable securities held in trust in the table above was $431 million and $420 million at March 31, 2019 and December 31, 2018, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $440 million and $431 million at March 31, 2019 and December 31, 2018, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Operating expense
Service cost	$105	$127
Non-operating expense
Interest cost	261	253
Expected return on plan assets	(359)	(363)
Amortization of prior service cost	1	1
Amortization of net actuarial loss	273	344
Total pension non-service expense	176	235
Net periodic pension expense (income)	$281	$362

Net periodic pension expense (income) includes income of $1 million and $2 million from foreign Pension Benefits plans in the first quarters of 2019 and 2018, respectively.

Net periodic PRB expense was $6 million and $5 million in the first quarters of 2019 and 2018, respectively.

Long-term pension and PRB liabilities consisted of the following:

(In millions)	Mar 31, 2019	Dec 31, 2018
Long-term pension liabilities	$6,042	$6,111
Long-term PRB liabilities	356	354
Total long-term pension and PRB liabilities	$6,398	$6,465

We made the following contributions to our pension and PRB plans:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Required pension contributions	$64	$58
PRB contributions	4	3
Total	$68	$61

We periodically evaluate whether to make discretionary contributions. We did not make any discretionary contributions to our pension plans during the first quarters of 2019 or 2018.

Note 16: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. With the exception of one matter related to the 2015 tax year, all IRS examinations related to originally filed returns are closed through the 2016 tax year. No amount related to the 2015 matter is reflected in unrecognized tax benefits as of March 31, 2019. In 2018 we amended tax returns for tax years 2014-2016 to reflect refund claims related to increased Research and Development tax credits (R&D tax credits), which will be subject to audit. We are also under audit by multiple state and foreign tax authorities.

The balance of our unrecognized tax benefits, exclusive of interest, was $96 million and $92 million at March 31, 2019 and December 31, 2018, respectively, the majority of which would affect our earnings if recognized. There were no significant changes in the balance during the first quarter of 2019.

We accrue interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties recognized during the first quarters of 2019 and 2018 and accrued as of March 31, 2019 and December 31, 2018 were de minimis.

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

Segment financial results were as follows:

	Three Months Ended
Total Net Sales (in millions)	Mar 31, 2019	Apr 1, 2018
Integrated Defense Systems	$1,550	$1,489
Intelligence, Information and Services	1,777	1,582
Missile Systems	2,006	1,848
Space and Airborne Systems	1,653	1,568
Forcepoint	158	141
Eliminations	(414)	(357)
Total business segment sales	6,730	6,271
Acquisition Accounting Adjustments	(1)	(4)
Total	$6,729	$6,267

	Three Months Ended
Intersegment Sales (in millions)	Mar 31, 2019	Apr 1, 2018
Integrated Defense Systems	$21	$15
Intelligence, Information and Services	168	162
Missile Systems	43	35
Space and Airborne Systems	173	139
Forcepoint	9	6
Total	$414	$357

	Three Months Ended
Operating Income (in millions)	Mar 31, 2019	Apr 1, 2018
Integrated Defense Systems	$258	$273
Intelligence, Information and Services	187	117
Missile Systems	190	212
Space and Airborne Systems	212	193
Forcepoint	(9)	(7)
Eliminations	(47)	(40)
Total business segment operating income	791	748
Acquisition Accounting Adjustments	(28)	(33)
FAS/CAS Operating Adjustment	366	354
Corporate	(16)	(28)
Total	$1,113	$1,041

	Three Months Ended
Intersegment Operating Income (in millions)	Mar 31, 2019	Apr 1, 2018
Integrated Defense Systems	$2	$2
Intelligence, Information and Services	17	17
Missile Systems	4	3
Space and Airborne Systems	17	14
Forcepoint	7	4
Total	$47	$40

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

The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
FAS/CAS Pension Operating Adjustment	$362	$351
FAS/CAS PRB Operating Adjustment	4	3
FAS/CAS Operating Adjustment	$366	$354

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Mar 31, 2019	Dec 31, 2018(2)
Integrated Defense Systems(1)	$4,783	$4,826
Intelligence, Information and Services(1)	4,368	4,238
Missile Systems(1)	8,490	8,229
Space and Airborne Systems(1)	6,856	6,740
Forcepoint(1)	2,455	2,529
Corporate	4,624	6,108
Total	$31,576	$32,670

(1)     Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

(2)	Amounts have been recast to reflect the adoption of ASU 2016-02, Leases (Topic 842). Operating lease right-of-use assets are all recorded at Corporate.

We disaggregate our revenue from contracts with customers by geographic location, customer-type and contract-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended March 31, 2019
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$221	$224	$708	$548	$37	$—	$1,738
Cost-type contracts	424	1,152	699	659	4	—	2,938
Direct commercial sales and other U.S. sales
Fixed-price contracts	1	33	9	26	44	—	113
Cost-type contracts	—	4	—	1	—	—	5
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	40	73	124	30	—	—	267
Cost-type contracts	18	11	16	9	—	—	54
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	168	41	32	48	16	—	305
Cost-type contracts	17	—	—	—	—	—	17
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	269	3	115	74	—	—	461
Cost-type contracts	48	5	5	19	—	—	77
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	195	7	145	18	8	—	373
Cost-type contracts	—	—	19	—	—	—	19
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	81	1	34	17	—	—	133
Cost-type contracts	10	—	15	2	—	—	27
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	34	49	42	29	39	—	193
Cost-type contracts	3	6	—	—	—	—	9
Total net sales	1,529	1,609	1,963	1,480	148	—	6,729
Intersegment sales	21	168	43	173	9	(414)	—
Acquisition Accounting Adjustments	—	—	—	—	1	(1)	—
Reconciliation to business segment sales	$1,550	$1,777	$2,006	$1,653	$158	$(415)	$6,729

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended March 31, 2019
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$646	$1,413	$1,416	$1,234	$85	$4,794
Asia/Pacific	243	125	172	87	16	643
Middle East and North Africa	512	15	284	111	8	930
All other (principally Europe)	128	56	91	48	39	362
Total net sales	$1,529	$1,609	$1,963	$1,480	$148	$6,729

	Three Months Ended March 31, 2019
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$645	$1,376	$1,407	$1,207	$41	$4,676
U.S. direct commercial sales and other U.S. sales	1	37	9	27	44	118
Foreign military sales through the U.S. government	466	93	309	151	—	1,019
Foreign direct commercial sales and other foreign sales(1)	417	103	238	95	63	916
Total net sales	$1,529	$1,609	$1,963	$1,480	$148	$6,729

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended March 31, 2019
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$1,009	$431	$1,209	$790	$144	$3,583
Cost-type contracts	520	1,178	754	690	4	3,146
Total net sales	$1,529	$1,609	$1,963	$1,480	$148	$6,729

	Three Months Ended April 1, 2018
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$226	$252	$584	$544	$21	$—	$1,627
Cost-type contracts	402	956	630	642	3	—	2,633
Direct commercial sales and other U.S. sales
Fixed-price contracts	2	28	11	26	49	—	116
Cost-type contracts	—	4	—	—	—	—	4
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	29	51	96	30	—	—	206
Cost-type contracts	25	14	17	2	—	—	58
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	146	44	43	50	16	—	299
Cost-type contracts	27	—	—	2	—	—	29
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	195	3	81	54	—	—	333
Cost-type contracts	32	1	6	15	—	—	54
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	347	5	231	21	6	—	610
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	—	—	25	9	—	—	34
Cost-type contracts	8	—	24	1	—	—	33
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	33	51	65	33	36	—	218
Cost-type contracts	2	11	—	—	—	—	13
Total net sales	1,474	1,420	1,813	1,429	131	—	6,267
Intersegment sales	15	162	35	139	6	(357)	—
Acquisition Accounting Adjustments	—	—	—	—	4	(4)	—
Reconciliation to business segment sales	$1,489	$1,582	$1,848	$1,568	$141	$(361)	$6,267

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended April 1, 2018
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$630	$1,240	$1,225	$1,212	$73	$4,380
Asia/Pacific	227	109	156	84	16	592
Middle East and North Africa	574	9	318	90	6	997
All other (principally Europe)	43	62	114	43	36	298
Total net sales	$1,474	$1,420	$1,813	$1,429	$131	$6,267

	Three Months Ended April 1, 2018
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$628	$1,208	$1,214	$1,186	$24	$4,260
U.S. direct commercial sales and other U.S. sales	2	32	11	26	49	120
Foreign military sales through the U.S. government	289	69	249	111	—	718
Foreign direct commercial sales and other foreign sales(1)	555	111	339	106	58	1,169
Total net sales	$1,474	$1,420	$1,813	$1,429	$131	$6,267

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended April 1, 2018
Total Net Sales by Contract Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$978	$434	$1,136	$767	$128	$3,443
Cost-type contracts	496	986	677	662	3	2,824
Total net sales	$1,474	$1,420	$1,813	$1,429	$131	$6,267

Note 18: Remaining Performance Obligations
Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $41,073 million. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

Recent events have caused increased attention on U.S. defense sales to the Kingdom of Saudi Arabia (KSA). KSA represents less than 5% of our sales and $2.1 billion of our remaining performance obligations at March 31, 2019. Although we currently do not expect to be prevented from doing business in KSA, if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it would have a material adverse effect on our financial results.

With respect to the unaudited consolidated financial information of Raytheon Company for the three months ended March 31, 2019 and April 1, 2018, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated April 25, 2019, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Raytheon Company
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries (the “Company”) as of March 31, 2019, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for the three-month periods ended March 31, 2019 and April 1, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for the year then ended (not presented herein), and in our report dated February 13, 2019, which included a paragraph describing a change in the manner in which it accounts for certain stranded tax effects impacting accumulated other comprehensive income and the manner in which it presents and discloses certain net periodic pension and postretirement benefit costs in the Company’s statements of operations, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 2 to the accompanying consolidated interim financial statements, the Company changed its method of accounting for leases. The accompanying December 31, 2018 consolidated balance sheet reflects this change.
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
April 25, 2019

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

We operate in five segments: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); Space and Airborne Systems (SAS); and Forcepoint. For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) using the modified retrospective approach as discussed in “Note 2: Accounting Standards” within Item 1 of this Form 10-Q. We reclassified certain balance sheet amounts to conform to our current period presentation. All amounts disclosed in this Form 10-Q reflect these changes.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 and our unaudited consolidated financial statements included in this Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS
As described in our “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may result in differences in the number of work days in the current and comparable prior interim period and could affect period-to-period comparisons. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.

Total Net Sales
The composition of external net sales by products and services for each segment for the first quarter of 2019 was approximately the following:

(% of segment total external net sales)	IDS	IIS	MS	SAS	Forcepoint
Products	90%	45%	95%	100%	90%
Services	10%	55%	5%	—%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018
Net sales
Products	$5,562	$5,254	82.7%	83.8%
Services	1,167	1,013	17.3%	16.2%
Total net sales	$6,729	$6,267	100.0%	100.0%

Total Net Sales - First Quarter of 2019 vs. First Quarter of 2018—The increase in total net sales of $462 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher external net sales of $189 million at IIS and $150 million at MS. The increase in external net sales at IIS was primarily due to higher net sales on classified programs in both cyber and space and higher net sales from the consolidation of Range Generation Next LLC (RGNext) in the first quarter of 2019, partially offset by lower net sales on programs in support of the U.S. Army’s Warfighter Field Operations Customer Support (Warfighter FOCUS) activities, which continue to transition to a number of competitively-awarded replacement programs. In the first quarter of 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture, increasing our equity ownership to 60% and giving us control of the operations of RGNext with the partner having only protective rights. The results of RGNext are included in IIS’s segment results effective as of the February 8, 2019 consolidation date. See “Note 9: Acquisitions, Divestitures and Goodwill” within Item 1 of this Form 10-Q for additional detail. The increase in external net sales at MS was spread across numerous programs with no individual or common significant driver and included lower net sales on the Paveway™ program due to planned decreases in production and higher net sales on classified programs.

Products and Services Net Sales - First Quarter of 2019 vs. First Quarter of 2018—The increase in products net sales of $308 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher external products net sales of $147 million at MS, $65 million at SAS and $58 million at IIS. The increase in products net sales at MS was spread across numerous programs with no individual or common significant driver. The increase in products net sales at SAS was primarily driven by higher products net sales on certain classified programs. The increase in products net sales at IIS was primarily driven by higher products net sales on certain classified programs. The increase in services net sales of $154 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher external services net sales of $131 million at IIS primarily due to higher services net sales on certain classified programs and higher services net sales from the consolidation of RGNext described above in Total Net Sales, partially offset by lower services net sales on the programs in support of the U.S. Army’s Warfighter FOCUS activities described above in Total Net Sales.

Sales to Major Customers - First Quarter of 2019 vs. First Quarter of 2018

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018
Sales to the U.S. government(1)(2)	$4,676	$4,260	69%	68%
U.S. direct commercial sales and other U.S. sales	118	120	2%	2%
Foreign military sales through the U.S. government	1,019	718	15%	11%
Foreign direct commercial sales and other foreign sales(1)	916	1,169	14%	19%
Total net sales	$6,729	$6,267	100%	100%

(1)	Excludes foreign military sales through the U.S. government.

(2)
Includes sales to the U.S. Department of Defense (DoD) of $4,451 million, or 66% of total net sales, in the first quarter of 2019 and $4,080 million, or 65% of total net sales, in the first quarter of 2018.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018
Cost of sales
Products	$4,002	$3,737	59.5%	59.6%
Services	875	795	13.0%	12.7%
Total cost of sales	$4,877	$4,532	72.5%	72.3%

Total Cost of Sales - First Quarter of 2019 vs. First Quarter of 2018—The increase in total cost of sales of $345 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher external cost of sales at MS and IIS. The increase in total costs of sales at MS was spread across numerous programs with no individual or common significant driver. The increase in total costs of sales at IIS was primarily due to the programs described above in Total Net Sales.

Products and Services Cost of Sales - First Quarter of 2019 vs. First Quarter of 2018—The increase in products cost of sales of $265 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher external products cost of sales at MS which was spread across numerous programs with no individual or common significant driver. The increase in services cost of sales of $80 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher external services cost of sales at IIS principally driven by the programs described above in Total Net Sales.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018
Administrative and selling expenses	$544	$528	8.1%	8.4%
Research and development expenses	195	166	2.9%	2.6%
Total general and administrative expenses	$739	$694	11.0%	11.1%

The increase in administrative and selling expenses of $16 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher selling and marketing expenses of $9 million at Forcepoint principally driven by higher costs for the sales organization due to increased staffing and training.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $10 million in the first quarters of 2019 and 2018.

The increase in research and development expenses of $29 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher independent research and development expense of $21 million at IDS related to next-generation radars.

Total Operating Expenses

	Three Months Ended
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018
Total operating expenses	$5,616	$5,226
% of Total Net Sales	83.5%	83.4%

The increase in total operating expenses of $390 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to the increase in total cost of sales of $345 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018
Operating income	$1,113	$1,041
% of Total Net Sales	16.5%	16.6%

The increase in operating income of $72 million in the first quarter of 2019 compared to the first quarter of 2018 was due to the increase in total net sales of $462 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $390 million, the primary drivers of which are described above in Total Operating Expenses.

Total Non-Operating (Income) Expense, Net

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Non-operating (income) expense, net
Retirement benefits non-service expense	$181	$239
Interest expense	44	47
Interest income	(13)	(7)
Other (income) expense, net	(20)	5
Total non-operating (income) expense, net	$192	$284

The decrease in total non-operating (income) expense, net of $92 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to a decrease in retirement benefits non-service expense of $58 million and a change in other (income) expense, net of $25 million. The decrease in retirement benefits non-service expense was principally due to a decrease in the amortization of net actuarial loss in the first quarter of 2019 compared to the first quarter of 2018 due to a decrease in the unamortized loss at December 31, 2018 compared to December 31, 2017, and the higher discount rate at December 31, 2018 compared to the discount rate at December 31, 2017, partially offset by unfavorable asset performance during 2018. The decrease in other (income) expense, net was principally driven by a $24 million change in the mark-to-market of marketable securities held in trust associated with certain of our non-qualified deferred compensation and employee benefit plans, due to net gains of $20 million in the first quarter of 2019 compared to net losses of $4 million in the first quarter of 2018.

Federal and Foreign Income Taxes

	Three Months Ended
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018
Federal and foreign income taxes	$146	$133
Effective tax rate	15.9%	17.6%

On March 4, 2019, the Treasury Department and the Internal Revenue Service (IRS) issued proposed regulations providing guidance for the determination of the amount of foreign-derived intangible income (FDII) and global intangible low-taxed income. Although these rules would affect amounts recorded or amounts expected to be recorded and could increase our income tax expense, we do not expect any material changes to our financial statements if the regulations are finalized as currently drafted.

Our effective tax rate in the first quarter of 2019 was 15.9% compared to 17.6% in the first quarter of 2018. The decrease of 1.7% was primarily due to the one-time transition tax on undistributed foreign earnings, which increased the first quarter 2018 rate by 1.7%, the foreign rate differential, which decreased the rate by 1.4% and FDII, which decreased the rate by 0.5%, partially offset by the tax benefit recognized upon settlement of stock-based awards, which increased the rate by 2.2%. The remaining decrease of 0.3% is composed of various unrelated items which individually and collectively are not significant.

Our effective tax rate in the first quarter of 2019 was 5.1% lower than the statutory federal rate primarily due to FDII, which decreased the rate by 3.5%, the Research and Development tax credit (R&D tax credit), which decreased the rate by 1.6% and the tax benefit recognized upon settlement of stock-based awards, which decreased the rate by 1.2%. The offsetting increase of 1.2% is composed of various unrelated items which individually and collectively are not significant.

Our effective tax rate in the first quarter of 2018 was 3.4% lower than the statutory federal rate primarily due to the tax benefit recognized upon settlement of stock-based awards, which decreased the rate by 3.4%, FDII, which decreased the rate by 3.0% and the R&D tax credit, which decreased the rate by 1.8%. Items which increased the effective tax rate were the foreign rate differential, which increased the rate by 1.9% and the one-time transition tax on undistributed foreign earnings, which increased the rate by 1.7%. The remaining increase of 1.2% is composed of various unrelated items which individually and collectively are not significant.

Income from Continuing Operations

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Income from continuing operations	$775	$624

The increase in income from continuing operations of $151 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to a decrease of $92 million in total non-operating (income) expense, net, the primary drivers of which are described above in Total Non-Operating (Income) Expense, Net and an increase of $72 million in operating income, the primary drivers of which are described above in Operating Income.

Net Income

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Net income	$775	$623

The increase in net income of $152 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to the $151 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted Earnings Per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended
(In millions, except per share amounts)	Mar 31, 2019	Apr 1, 2018
Income from continuing operations attributable to Raytheon Company	$781	$634
Diluted weighted-average shares outstanding	282.2	288.8
Diluted EPS from continuing operations attributable to Raytheon Company	$2.77	$2.20

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.57 in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Beginning balance	282.1	288.4
Stock plans activity	1.1	1.0
Share repurchases	(3.1)	(2.2)
Ending balance	280.1	287.2

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

	Three Months Ended
Bookings (in millions)	Mar 31, 2019	Apr 1, 2018
Integrated Defense Systems	$1,374	$2,475
Intelligence, Information and Services	1,634	1,074
Missile Systems	706	1,390
Space and Airborne Systems	1,530	1,272
Forcepoint	124	100
Total	$5,368	$6,311

Included in bookings were international bookings of $663 million and $2,848 million in the first quarters of 2019 and 2018, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 12% and 45% of total bookings in the first quarters of 2019 and 2018, respectively.

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

Backlog (in millions)	Mar 31, 2019	Dec 31, 2018
Integrated Defense Systems	$11,380	$11,557
Intelligence, Information and Services	6,377	6,233
Missile Systems	12,664	13,976
Space and Airborne Systems	10,157	10,126
Forcepoint(1)	495	528
Total	$41,073	$42,420

(1)
Forcepoint backlog excludes the unfavorable impact of $1 million and $2 million at March 31, 2019 and December 31, 2018, respectively, related to the Acquisition Accounting Adjustments to record acquired deferred revenue at fair value.

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

Total net sales by segment were as follows:

	Three Months Ended
Total Net Sales (in millions)	Mar 31, 2019	Apr 1, 2018
Integrated Defense Systems	$1,550	$1,489
Intelligence, Information and Services	1,777	1,582
Missile Systems	2,006	1,848
Space and Airborne Systems	1,653	1,568
Forcepoint	158	141
Eliminations	(414)	(357)
Total business segment sales	6,730	6,271
Acquisition Accounting Adjustments	(1)	(4)
Total	$6,729	$6,267

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

Changes in net EAC adjustments relate to changes in operating income and margin due to revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. For a full description of our EAC process, refer to “Note 4: Changes in Estimates under Percentage of Completion Contract Accounting” within Item 1 of this Form 10-Q. Given that we have thousands of individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

	Three Months Ended
EAC Adjustments (in millions)	Mar 31, 2019	Apr 1, 2018
Gross favorable	$242	$206
Gross unfavorable	(119)	(91)
Total net EAC adjustments	$123	$115

Significant EAC adjustments in the first quarters of 2019 and 2018 are discussed in the Operating Income and Margin section of each business segment’s discussion below. The increase in net EAC adjustments of $8 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to the increase in net EAC adjustments at IDS and IIS, partially offset by the decrease in net EAC adjustments at MS.

Changes in contract mix and other program performance refer to changes in operating income and margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes, and other drivers of program performance including margin rate increases or decreases due to EAC adjustments in prior periods. A higher or lower expected fee rate at the initial award of a contract typically correlates to the contract’s risk profile, which is often specifically driven by the type of customer and related procurement regulations, the type of contract (e.g., fixed-price vs. cost-

plus), the maturity of the product or service and the scope of work. Changes in contract mix and other performance also include all other items which are not related to volume or EAC adjustments (e.g., real estate transactions).

Operating income by segment was as follows:

	Three Months Ended
Operating Income (in millions)	Mar 31, 2019	Apr 1, 2018
Integrated Defense Systems	$258	$273
Intelligence, Information and Services	187	117
Missile Systems	190	212
Space and Airborne Systems	212	193
Forcepoint	(9)	(7)
Eliminations	(47)	(40)
Total business segment operating income	791	748
Acquisition Accounting Adjustments	(28)	(33)
FAS/CAS Operating Adjustment	366	354
Corporate	(16)	(28)
Total	$1,113	$1,041

Integrated Defense Systems
	Three Months Ended
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	% Change
Total net sales	$1,550	$1,489	4.1%
Total operating expenses
Cost of sales—labor	543	553	(1.8)%
Cost of sales—materials and subcontractors	503	466	7.9%
Other cost of sales and other operating expenses	246	197	24.9%
Total operating expenses	1,292	1,216	6.3%
Operating income	$258	$273	(5.5)%
Operating margin	16.6%	18.3%

Change in Operating Income (in millions)	Three Months Ended Mar 31, 2019 Versus Three Months Ended Apr 1, 2018
Volume		$15
Net change in EAC adjustments		16
Mix and other performance		(46)
Total change in operating income		$(15)

	Three Months Ended
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	% Change
Bookings	$1,374	$2,475	(44.5)%

Total Net Sales—The increase in total net sales of $61 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher net sales of $110 million on various Patriot® programs for a Middle East and North Africa (MENA) customer from the completion of a transaction to satisfy all of our existing offset obligations on the programs, higher net sales of $87 million on certain European Patriot programs awarded in 2018, higher net sales of $30 million on a naval radar program driven by awards in the first quarter of 2019, and higher net sales of $27 million on an international air and missile defense system program driven by planned increases in production, partially offset by lower net sales of $158 million on an international Patriot program awarded in the first quarter of 2018 driven primarily by an estimated $90 million of net sales recognized in the first quarter of 2018 from previously inventoried costs, and lower net sales of $36 million on certain international Patriot programs due to the scheduled completion of certain production phases of the programs.

Total Operating Expenses—The increase in total operating expenses of $76 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to an increase in other cost of sales and other operating expenses of $49 million and an increase in materials and subcontractors costs of $37 million. The increase in other cost of sales and other operating expenses was primarily due to higher general and administrative expenses driven by higher independent research and development costs principally related to next-generation radars. The increase in materials and subcontractors costs was driven by the completion of the offset transaction on various Patriot programs for a MENA customer described above in Total Net Sales, and higher activity on the certain European Patriot programs and on the international air and missile defense system program described above in Total Net Sales, partially offset by lower activity on the international Patriot program awarded in the first quarter of 2018 and the certain international Patriot programs described above in Total Net Sales. The remaining change was spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—The decrease in operating income of $15 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to a change in mix and other performance of $46 million, partially offset by a net change in EAC adjustments of $16 million and an increase in volume of $15 million. The change in mix and other performance was principally driven by lower sales on the international Patriot program awarded in the first quarter of 2018 described above in Total Net Sales. Included in the change in mix and other performance was a $6 million gain on a real estate transaction in the first quarter of 2019. The net change in EAC adjustments was primarily due to $30 million of favorable profit adjustments in the first quarter of 2019 related to the offset transaction discussed above in Total Net Sales due to a reduction of expected costs to fulfill our offset obligations on several contracts, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in volume was primarily due to the activity on the programs described above in Total Net Sales and included $14 million related to the offset transaction described above. In total, the offset transaction resulted in $44 million of operating income in the first quarter of 2019. The decrease in operating margin in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

Backlog and Bookings—Backlog was $11,380 million at March 31, 2019 compared to $11,557 million at December 31, 2018. The decrease in backlog of $177 million at March 31, 2019 compared to December 31, 2018 was primarily due to sales in excess of bookings at our Integrated Air and Missile Defense (IAMD) and Mission Systems and Sensors (MSS) product lines, partially offset by bookings in excess of sales at our Seapower Capability Systems (SCS) product line. Bookings decreased by $1,101 million in the first quarter of 2019 compared to the first quarter of 2018. In the first quarter of 2019, IDS booked $418 million on the Air and Missile Defense Radar (AMDR) program for the U.S. Navy, $310 million to provide Patriot engineering services support for the U.S. Army and international customers and $103 million to provide advanced Patriot air and missile defense capability for the U.S. Army and international customers. In the first quarter of 2018, IDS booked $1.6 billion to provide advanced Patriot air and missile defense capability to an international customer, $226 million to provide Patriot engineering services support for U.S. and international customers, $150 million to provide Patriot depot support for an international customer and $139 million to provide Patriot spares for an international customer.

Intelligence, Information and Services
	Three Months Ended
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	% Change
Total net sales	$1,777	$1,582	12.3%
Total operating expenses
Cost of sales—labor	725	693	4.6%
Cost of sales—materials and subcontractors	698	578	20.8%
Other cost of sales and other operating expenses	167	194	(13.9)%
Total operating expenses	1,590	1,465	8.5%
Operating income	$187	$117	59.8%
Operating margin	10.5%	7.4%

Change in Operating Income (in millions)	Three Months Ended Mar 31, 2019 Versus Three Months Ended Apr 1, 2018
Volume		$14
Net change in EAC adjustments		12
Mix and other performance		44
Total change in operating income		$70

	Three Months Ended
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	% Change
Bookings	$1,634	$1,074	52.1%

Total Net Sales—The increase in total net sales of $195 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher net sales of $150 million on classified programs in both cyber and space and higher net sales of $38 million from the consolidation of RGNext in the first quarter of 2019, partially offset by lower net sales of $53 million on programs in support of the U.S. Army’s Warfighter FOCUS activities, which continue to transition to a number of competitively-awarded replacement programs. In the first quarter of 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture, increasing our equity ownership to 60% and giving us control of the operations of RGNext with the partner having only protective rights. The results of RGNext are included in IIS’s segment results effective as of the February 8, 2019 consolidation date. See “Note 9: Acquisitions, Divestitures and Goodwill” within Item 1 of this Form 10-Q for additional detail.

Total Operating Expenses—The increase in total operating expenses of $125 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to an increase in materials and subcontractors costs of $120 million, partially offset by a decrease in other cost of sales and other operating expenses of $27 million. The increase in materials and subcontractors costs was primarily driven by higher activity on the classified programs described above in Total Net Sales, partially offset by lower activity on the programs in support of the U.S. Army’s Warfighter FOCUS activities described above in Total Net Sales. The decrease in other cost of sales and other operating expenses was driven principally by a non-cash gain of $21 million from the remeasurement of our equity method investment in RGNext to fair value in the first quarter of 2019, which was recorded as a reduction to cost of sales. As discussed above in Total Net Sales, in the first quarter of 2019, we acquired additional equity ownership in the RGNext joint venture.

Operating Income and Margin—The increase in operating income of $70 million and the related increase in operating margin in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to a change in mix and other performance of $44 million primarily due to the non-cash gain of $21 million from the remeasurement of our equity method investment in RGNext described above in Total Operating Expenses, and a $13 million gain in the first quarter of 2019 on the sale of residual materials and supplies previously used to support the Warfighter FOCUS programs.

Backlog and Bookings—Backlog was $6,377 million at March 31, 2019 compared to $6,233 million at December 31, 2018. The increase in backlog of $144 million at March 31, 2019 compared to December 31, 2018 was primarily due to the consolidation of RGNext, as described above in Total Net Sales. Bookings increased by $560 million in the first quarter of 2019 compared to the first quarter of 2018. In the first quarter of 2019, IIS booked $148 million on domestic and foreign training programs in support of Warfighter FOCUS activities and $82 million to provide support for the North Warning System for the Canadian government. IIS also booked $744 million on a number of classified contracts. In the first quarter of 2018, IIS booked $80 million on domestic and foreign training programs in support of Warfighter FOCUS activities. IIS also booked $514 million on a number of classified contracts.

Missile Systems
	Three Months Ended
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	% Change
Total net sales	$2,006	$1,848	8.5%
Total operating expenses
Cost of sales—labor	685	622	10.1%
Cost of sales—materials and subcontractors	883	826	6.9%
Other cost of sales and other operating expenses	248	188	31.9%
Total operating expenses	1,816	1,636	11.0%
Operating income	$190	$212	(10.4)%
Operating margin	9.5%	11.5%

Change in Operating Income (in millions)	Three Months Ended Mar 31, 2019 Versus Three Months Ended Apr 1, 2018
Volume		$23
Net change in EAC adjustments		(24)
Mix and other performance		(21)
Total change in operating income		$(22)

	Three Months Ended
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	% Change
Bookings	$706	$1,390	(49.2)%

Total Net Sales—The increase in total net sales of $158 million in the first quarter of 2019 compared to the first quarter of 2018 was spread across numerous programs with no individual or common significant driver. Included in the change in total net sales were lower net sales of $67 million on the Paveway program due to planned decreases in production and higher net sales of $52 million on classified programs.

Total Operating Expenses—The increase in total operating expenses of $180 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to an increase in labor costs of $63 million, an increase in other cost of sales and other operating expenses of $60 million and an increase in materials and subcontractors costs of $57 million. Almost half of the increase in labor costs was driven by the classified programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in other cost of sales and other operating expenses was spread across numerous programs with no individual or common significant driver. The increase in materials and subcontractors costs was spread across numerous programs with no individual or common significant driver and included decreased activity on the Paveway program described above in Total Net Sales and increased activity on the classified programs described above in Total Net Sales.

Operating Income and Margin— The decrease in operating income of $22 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to a net change in EAC adjustments of $24 million and a change in mix and other performance of $21 million, partially offset by an increase in volume of $23 million. The net change in EAC adjustments was primarily driven by a $15 million unfavorable adjustment in the first quarter of 2019 on a program to upgrade an international test range due to an increase in estimated costs and schedule delays. The change in mix and other performance was principally driven by activity on international Paveway programs, which had an impact of $23 million. The increase in volume was spread across numerous programs with no individual or common significant driver. The decrease in operating margin in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to the net change in EAC adjustments and the change in mix and other performance.

Backlog and Bookings—Backlog was $12,664 million at March 31, 2019 compared to $13,976 million at December 31, 2018. The decrease in backlog of $1,312 million at March 31, 2019 compared to December 31, 2018 was primarily due to sales in excess of bookings within our Air Warfare Systems (AWS) and Strategic and Naval Systems (SNS) product lines. Bookings decreased by $684 million in the first quarter of 2019 compared to the first quarter of 2018. In the first quarter of 2019, MS booked $102 million for Evolved Seasparrow Missile (ESSM®) for the U.S. Navy and an international customer and $93 million for Rolling Airframe Missile (RAM™) for the U.S. Navy and international customers. MS also booked $154 million on a number of classified contracts. In the first quarter of 2018, MS booked $552 million for Advanced Medium-Range Air-to-Air Missile (AMRAAM®) for the U.S. Air Force, U.S. Navy and international customers, $186 million for StormBreaker™ for the U.S. Air Force and $114 million for Commander’s Independent Thermal Viewers (CITV) for the U.S. Army and an international customer. MS also booked $130 million on a number of classified contracts.

Space and Airborne Systems
	Three Months Ended
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	% Change
Total net sales	$1,653	$1,568	5.4%
Total operating expenses
Cost of sales—labor	753	688	9.4%
Cost of sales—materials and subcontractors	424	391	8.4%
Other cost of sales and other operating expenses	264	296	(10.8)%
Total operating expenses	1,441	1,375	4.8%
Operating income	$212	$193	9.8%
Operating margin	12.8%	12.3%

Change in Operating Income (in millions)	Three Months Ended Mar 31, 2019 Versus Three Months Ended Apr 1, 2018
Volume		$7
Net change in EAC adjustments		4
Mix and other performance		8
Total change in operating income		$19

	Three Months Ended
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	% Change
Bookings	$1,530	$1,272	20.3%

Total Net Sales—The increase in total net sales of $85 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher net sales of $53 million on classified programs principally driven by 2018 awards.

Total Operating Expenses—The increase in total operating expenses of $66 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to an increase in labor costs of $65 million and an increase in materials and subcontractors costs of $33 million, partially offset by a decrease in other cost of sales and other operating expenses of $32 million. The increase in labor costs was primarily due to activity on the classified programs described above in Total Net Sales and on an international tactical radar systems production program due to scheduled increases in production. The increase in materials and subcontractors costs was primarily due to activity on the classified programs described above in Total Net Sales and on a surveillance and targeting systems production program for the U.S. Air Force awarded in the third quarter of 2018. The decrease in other cost of sales and other operating expenses was principally due to a $24 million change in the amount of previously deferred precontract costs recognized based on contract awards.

Operating Income and Margin—The increase in operating income of $19 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to a change in mix and other performance of $8 million and an increase in volume of $7 million, both of which were driven by activity on the classified programs described above in Total Net Sales. The increase in operating margin in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $10,157 million at March 31, 2019 compared to $10,126 million at December 31, 2018. Bookings increased by $258 million in the first quarter of 2019 compared to the first quarter of 2018. In the first quarter of 2019, SAS booked $288 million on the Advanced Synthetic Aperture Radar System (ASARS) program for the U.S. Air Force and $90 million for the Next Generation Overhead Persistent Infrared (Next Gen OPIR) program for the U.S. Air Force. SAS also booked $451 million on a number of classified contracts. In the first quarter of 2018, SAS booked $87 million for the next-generation Multi-Spectral Targeting System (MTS) for the U.S. Air Force and $85 million for radar components for the U.S. Navy. SAS also booked $356 million on a number of classified contracts.

Forcepoint
	Three Months Ended
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	% Change
Total net sales	$158	$141	12.1%
Total operating expenses
Cost of sales	40	27	48.1%
Selling and marketing	73	64	14.1%
Research and development	30	37	(18.9)%
General and administrative	24	20	20.0%
Total operating expenses	167	148	12.8%
Operating income (loss)	$(9)	$(7)	28.6%
Operating margin	(5.7)%	(5.0)%

	Three Months Ended
(In millions, except percentages)	Mar 31, 2019	Apr 1, 2018	% Change
Bookings	$124	$100	24.0%

Total Net Sales—The increase in total net sales of $17 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily driven by $11 million of higher Global Government and Critical Infrastructure sales from a higher volume of product bookings and the correction of a de minimis error in the current period for royalty revenue related to original equipment manufacturing (OEM) agreements, which increased sales and operating income by $7 million, the majority of which should have been recognized in prior periods after adoption of the new revenue recognition standard (Topic 606). Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

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

Total operating expenses in the first quarter of 2019 increased $19 million compared to the first quarter of 2018 primarily due to an increase in cost of sales of $13 million, an increase in selling and marketing expenses of $9 million and an increase in general and administrative expenses of $4 million, partially offset by a decrease in research and development expenses of $7 million. The increase in cost of sales was principally due to increased hardware sales and staffing to support fulfillment of higher services sales. The increase in selling and marketing expenses was principally due to higher costs for the sales organization due to increased staffing and training. The increase in general and administrative expenses was primarily due to increased professional services fees to increase support capabilities to align with future growth. The decrease in research and development was due to a decrease in labor costs primarily due to headcount reductions as a result of a reorganization of the research and development workforce to gain efficiencies. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Operating Income (Loss) and Margin—The change in operating income (loss) of $2 million and related change in operating margin in the first quarter of 2019 compared to the first quarter of 2018 was primarily driven by the increase in total operating expenses described above in Total Operating Expenses, partially offset by the increase in total net sales described above in Total Net Sales which included $7 million related to the change in accounting for OEM agreements described above in Total Net Sales.

Backlog and Bookings—Backlog was $495 million at March 31, 2019, $528 million at December 31, 2018 and $449 million at April 1, 2018. The decrease in backlog of $33 million at March 31, 2019 compared to December 31, 2018 was primarily due to the seasonality of Enterprise Security products experiencing higher bookings in the fourth quarter of each year. Bookings increased by $24 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to the volume of Global Government and Critical Infrastructure awards.

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

The components of Acquisition Accounting Adjustments were as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Deferred revenue adjustment	$(1)	$(4)
Amortization of acquired intangibles	(27)	(29)
Total Acquisition Accounting Adjustments	$(28)	$(33)

The deferred revenue adjustment related to acquisitions in the Forcepoint segment.

Amortization of acquired intangibles related to acquisitions in the segments was as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Integrated Defense Systems	$—	$—
Intelligence, Information and Services	6	5
Missile Systems	—	—
Space and Airborne Systems	2	2
Forcepoint	19	22
Total	$27	$29

Acquisition Accounting Adjustments in the first quarter of 2019 were relatively consistent with the first quarter of 2018.

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

The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
FAS/CAS Pension Operating Adjustment	$362	$351
FAS/CAS PRB Operating Adjustment	4	3
FAS/CAS Operating Adjustment	$366	$354

The components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
FAS service cost (expense)	$(106)	$(128)
CAS expense	472	482
FAS/CAS Operating Adjustment	$366	$354

The change in our FAS/CAS Operating Adjustment of $12 million in the first quarter of 2019 compared to the first quarter of 2018 was driven by a $22 million decrease in our FAS service cost, partially offset by a $10 million decrease in our CAS expense. The decrease in our FAS service cost was principally driven by the higher discount rate at December 31, 2018 compared to the discount rate at December 31, 2017. The decrease in our CAS expense was primarily due to unfavorable asset performance during 2018.

Corporate
Corporate operating income consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Corporate	$(16)	$(28)

Operating income related to Corporate in the first quarter of 2019 included miscellaneous favorable items not allocated to segments results and was relatively consistent with the first quarter of 2018.

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

In addition, the following table highlights selected measures of our liquidity and capital resources:

(In millions)	Mar 31, 2019	Dec 31, 2018
Cash and cash equivalents	$2,093	$3,608
Working capital(1)	3,276	3,674
Amount available under credit facilities	950	950
(1)     Amounts have been recast to reflect the adoption of ASU 2016-02, Leases (Topic 842).

Operating Activities

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Net cash provided by (used in) operating activities from continuing operations	$(411)	$283
Net cash provided by (used in) operating activities	(411)	284

The decrease in net cash provided by operating activities of $695 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to the timing of vendor payments and higher net tax payments as discussed below in Tax Payments and Refunds.

Pension Plan Contributions—We made the following contributions to our pension and PRB plans:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Required pension contributions	$64	$58
PRB contributions	4	3
Total	$68	$61

Tax Payments and Refunds—We made (received) the following net tax payments (refunds):

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Federal	$—	$(260)
Foreign	10	17
State	15	2

We expect full-year net federal, foreign and state tax payments to be approximately $926 million in 2019.

Interest Payments—We made interest payments on our outstanding debt of $25 million in the first quarters of 2019 and 2018.

Investing Activities

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Net cash provided by (used in) investing activities	$(292)	$77

The change in net cash provided by (used in) investing activities of $369 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to our short-term investments activity as described below in Short-term Investments Activity.

Additions to Property, Plant and Equipment and Capitalized Internal Use Software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Additions to property, plant and equipment	$274	$219
Additions to capitalized internal use software	10	12

The increase in additions to property, plant and equipment of $55 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily driven by program related requirements due to recent and anticipated growth and investment in productivity initiatives, including high-technology production facilities and continuing factory automation upgrades.

We expect our property, plant and equipment and capitalized internal use software expenditures to be between approximately $1,050–$1,125 million and $70–$95 million, respectively, in 2019, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We may invest in marketable securities in accordance with our short-term investment policy and cash management strategy. Marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. There was no activity on short-term investments in the first quarter of 2019. In the first quarter of 2018, maturities of short-term investments were $309 million.

Acquisitions and Divestitures—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria. In the first quarter of 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture increasing our equity ownership to 60%. See “Note 9: Acquisitions, Divestitures and Goodwill” within Item 1 of this Form 10-Q for additional detail. There were no acquisitions in the first quarter of 2018.

Financing Activities

	Three Months Ended
(In millions)	Mar 31, 2019	Apr 1, 2018
Net cash provided by (used in) financing activities	$(816)	$(707)

We generally use cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash used in financing activities of $109 million in the first quarter of 2019 compared to the first quarter of 2018 was primarily due activity on our share repurchases as discussed below.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. In November 2017, our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At March 31, 2019, we had approximately $1.0 billion available under the 2017 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Three Months Ended
(In millions)	Mar 31, 2019		Apr 1, 2018
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$500	2.8	$400	1.9
Shares repurchased to satisfy tax withholding obligations	66	0.3	72	0.3
Total share repurchases	$566	3.1	$472	2.2

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Three Months Ended
(In millions, except per share amounts)	Mar 31, 2019	Apr 1, 2018
Cash dividends declared per share	$0.9425	$0.8675
Total dividends paid	245	230

In March 2019, our Board of Directors authorized an 8.6% increase to our annual dividend payout rate from $3.47 to $3.77 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Long-term Debt—Total long-term debt, including the current portion of long-term debt, was $4.8 billion at both March 31, 2019 and December 31, 2018. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2020 through 2044.

Cash and Cash Equivalents—Cash and cash equivalents were $2.1 billion and $3.6 billion at March 31, 2019 and December 31, 2018, respectively. We may invest in: U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents balances held at our foreign subsidiaries were approximately $293 million and $326 million at March 31, 2019 and December 31, 2018, respectively. Our undistributed earnings of our foreign subsidiaries are not permanently reinvested. We continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Commercial Paper—The Company may issue up to $1.25 billion of unsecured commercial paper notes, as the commercial paper is backed by our credit facility. At March 31, 2019, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.551% and 6 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the first quarter of 2019 was $300 million. At December 31, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.954% and 16 days, respectively.

Credit Facilities—In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at

March 31, 2019, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from approximately 20 separate highly rated lenders, each committing no more than 10% of the facility. As of March 31, 2019 and December 31, 2018 there were no borrowings or letters of credit outstanding under this credit facility. The $300 million of commercial paper outstanding at March 31, 2019 reduced the amount available under our credit facility to $950 million.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants as of March 31, 2019. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 30.2% at March 31, 2019. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

Shelf Registrations—We have an effective shelf registration statement with the Securities and Exchange Commission (SEC), filed in March 2019, which covers the registration of debt securities, common stock, preferred stock and warrants.

COMMITMENTS AND CONTINGENCIES
Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. government. We regularly assess the probability of recovery of these costs, which requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs, and accordingly have recorded the estimated future recovery of these costs from the U.S. government within prepaid expenses and other current assets in our consolidated balance sheets. Our estimates regarding remediation costs to be incurred were as follows:

(In millions, except percentages)	Mar 31, 2019	Dec 31, 2018
Total remediation costs—undiscounted	$197	$193
Weighted-average discount rate	5.1%	5.1%
Total remediation costs—discounted	$136	$128
Recoverable portion	88	82

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

Financing Arrangements and Other—We issue guarantees, and banks and surety companies issue, on our behalf, letters of credit and surety bonds, to meet various bid, performance, warranty, retention and advance payment obligations for us or our affiliates. These instruments expire on various dates through 2028. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following:

(In millions)	Mar 31, 2019	Dec 31, 2018
Guarantees	$211	$201
Letters of credit	2,296	2,503
Surety bonds	80	166

All guarantees at March 31, 2019 and December 31, 2018 related to our joint venture in Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2). We provide these guarantees, as well as letters of credit, to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of these entities failing to meet their obligations described above. At March 31, 2019, we believe the risk that these entities will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at March 31, 2019. We had an estimated liability of $3 million at both March 31, 2019 and December 31, 2018 related to these guarantees.

The joint venture agreement between Raytheon and Vista Equity Partners relating to Forcepoint provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option. The put option allows Vista Equity Partners to require Raytheon to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, Raytheon has the option, to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of Vista Equity Partners’ put option or Raytheon’s purchase option; however, the ultimate timing will depend on the actions of the parties and other factors. At March 31, 2019, the fair value of the noncontrolling interest was estimated at $399 million and is subject to change based upon market conditions and business performance. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets could differ from the parties’ determination of fair value for the interest under the joint venture agreement.
We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or in-country industrial participation (ICIP) agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 31, 2019, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.3 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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

We do not expect any material impact on our financial results from regional developments regarding Qatar. Almost all of our contracts in Qatar are foreign military sales contracts through the U.S. government and represent less than 5% of our backlog at March 31, 2019.

Recent events have caused increased attention on U.S. defense sales to the Kingdom of Saudi Arabia (KSA). KSA represents less than 5% of our sales and $2.1 billion of our backlog at March 31, 2019. This includes the majority of the precision guided munitions described below, integrated air and missile defense systems, as well as other products and services. Although we currently do not expect to be prevented from doing business in KSA, if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it would have a material adverse effect on our financial results.

We have several direct commercial sales contracts for precision guided munitions with certain Middle Eastern customers for which U.S. government approvals from the State Department and Congress through the Congressional Notification process have been delayed and which we expect will continue to be delayed in the near future. These contracts contain clauses that permit the customer to terminate the contract, and require refund of any advances received, if those approvals are not received by a stated date or that date is not otherwise changed. While uncertainty exists over the timing of these pending approvals, and from time to time members of Congress have expressed concerns over these sales, we have taken contractual actions, such as changing or removing the government approval deadlines, or invoking the force majeure clauses for government delays. As a result, we believe further delays of these pending approvals will not have a material impact on our financial results. However, if we ultimately do not receive the approvals, it would have a material adverse effect on our financial results. For these precision guided munitions contracts with certain Middle Eastern customers, we had approximately $2.4 billion of total contract value, recognized approximately $1.1 billion of sales for work performed to date and received approximately $850 million in advances. On a contract by contract basis, and excluding advances billed but not received, we had $600 million and $350 million of net contract assets and net contract liabilities, respectively, related to these contracts.

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (EU), commonly referred to as “Brexit.” As a result of the referendum, there has been volatility in exchange rates versus the U.S. dollar. The British pound is the functional currency for approximately 2% of our sales. In addition, for any contracts that are not denominated in the same currency as the functional currency (for example, contracts denominated in British pounds where the functional currency is the U.S. dollar), we enter into foreign currency forward contracts to hedge our risk related to foreign currency exchange rate fluctuations. As a result, we currently do not expect the U.K.’s exit from the EU to have a material impact on our financial position, results of operations or liquidity.

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

Accounting Standards
For a discussion of recent accounting pronouncements, see “Note 2: Accounting Standards” within Item 1 of this Form 10-Q.

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

The following tables provide information as of March 31, 2019 and December 31, 2018 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at March 31, 2019 or December 31, 2018.

Principal payments and interest rate detail for long-term debt by contractual maturity date as of March 31, 2019 and December 31, 2018, respectively, were as follows:

March 31, 2019 (in millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$1,500	$—	$1,100	$—	$2,192	$4,792	$5,202
Average interest rate	—	3.550%	—	2.500%	—	5.097%	4.017%

December 31, 2018 (in millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$1,500	$—	$1,100	$—	$2,192	$4,792	$5,063
Average interest rate	—	3.550%	—	2.500%	—	5.097%	4.017%

In addition, the aggregate notional amount of our outstanding foreign currency forward contracts was $1,843 million and $1,772 million at March 31, 2019 and December 31, 2018, respectively. The net notional exposure of these contracts was $777 million and $840 million at March 31, 2019 and December 31, 2018, respectively.

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency forward contracts were as follows:

(In millions)	Mar 31, 2019	Dec 31, 2018
Asset derivatives	$14	$26
Liability derivatives	23	34

For foreign currency forward contracts designated and qualifying for hedge accounting, we record the gain or loss on the derivative in accumulated other comprehensive loss (AOCL), net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. We present the gain or loss in the same income statement line items as the earnings effect of the hedged item, which offsets the foreign exchange gains and losses on the underlying transactions being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of March 31, 2019.
Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2019 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission (SEC).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
January (January 1, 2019 - January 27, 2019)	508	$168.14	—	$1.5
February (January 28, 2019 - February 24, 2019)	2,219,430	180.23	2,219,430	1.1
March (February 25, 2019 - March 31, 2019)	768,502	180.98	552,573	1.0
Total	2,988,440	$180.42	2,772,003

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the first quarter of 2019 includes the surrender by employees of 216,437 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	In November 2017, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock.

ITEM 6. EXHIBITS
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

3.1
Raytheon Company Amended and Restated By-Laws, as amended as of March 20, 2019, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 22, 2019, is hereby incorporated by reference.

10.1	Letter Agreement dated July 23, 2015 by and between the Company and Wesley D. Kremer.*

10.2	Amendment to Letter Agreement dated March 21, 2019 by and between the Company and Wesley D. Kremer.*

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of Thomas A. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Anthony F. O’Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Thomas A. Kennedy pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Anthony F. O’Brien pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	filed electronically herewith
**	furnished electronically herewith, and not filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President, Controller and Chief Accounting Officer
Principal Accounting Officer
April 25, 2019