Form 10-Q
period 2019-06-30
RAYTHEON CO/
filed 2019-07-25
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
(781) 522-3000
(Registrant’s telephone number, including area code)
________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	RTN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of July 22, 2019 was 278,534,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, products and services, trends and anticipated financial performance, including with respect to: the timing and expected completion and impact of the proposed merger with United Technologies Corporation (UTC); our revenue; our liquidity and capital resources; our capital expenditures; our bookings and backlog; our international sales, including our ability to do business in the Kingdom of Saudi Arabia (KSA) and U.S. government actions related to delays in the Congressional Notification process for direct commercial sales contracts for precision guided munitions to certain Middle Eastern customers; our expected tax payments; our pension, nonqualified defined benefit and defined contribution plans funding; our share repurchase activities; the impact of new accounting pronouncements and tax regulations; our unrecognized tax benefits; our recognition of revenue on certain performance obligations; our treasury rate lock contracts and future debt issuance; our reclassifications of gains or losses on cash flow hedges; the impact and outcome of audits, legal and administrative proceedings, claims, investigations and commitments and contingencies; the impact of certain regional developments; and the impact of changes in foreign currency rates. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report on Form 10-Q and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	Jun 30, 2019	Dec 31, 2018
Assets
Current assets
Cash and cash equivalents	$2,173	$3,608
Receivables, net	1,607	1,648
Contract assets	6,130	5,594
Inventories	932	758
Prepaid expenses and other current assets	684	529
Total current assets	11,526	12,137
Property, plant and equipment, net	2,982	2,840
Operating lease right-of-use assets	888	805
Goodwill	14,882	14,864
Other assets, net	1,908	2,024
Total assets	$32,186	$32,670

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities
Commercial paper and current portion of long-term debt	$800	$300
Contract liabilities	2,944	3,309
Accounts payable	1,368	1,964
Accrued employee compensation	1,361	1,509
Other current liabilities	1,398	1,381
Total current liabilities	7,871	8,463
Accrued retiree benefits and other long-term liabilities	6,699	6,922
Long-term debt	4,257	4,755
Operating lease liabilities	720	647
Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	435	411

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 278 and 282 shares outstanding at June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(8,182)	(8,618)
Retained earnings	20,383	20,087
Total Raytheon Company stockholders’ equity	12,204	11,472
Noncontrolling interests in subsidiaries	—	—
Total equity	12,204	11,472
Total liabilities, redeemable noncontrolling interests and equity	$32,186	$32,670

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Net sales
Products	$5,994	$5,507	$11,556	$10,761
Services	1,165	1,118	2,332	2,131
Total net sales	7,159	6,625	13,888	12,892
Operating expenses
Cost of sales—products	4,302	3,903	8,304	7,640
Cost of sales—services	903	874	1,778	1,669
General and administrative expenses	778	748	1,517	1,442
Total operating expenses	5,983	5,525	11,599	10,751
Operating income	1,176	1,100	2,289	2,141
Non-operating (income) expense, net
Retirement benefits non-service expense	181	238	362	477
Interest expense	45	46	89	93
Interest income	(7)	(8)	(20)	(15)
Other (income) expense, net	(8)	(3)	(28)	2
Total non-operating (income) expense, net	211	273	403	557
Income from continuing operations before taxes	965	827	1,886	1,584
Federal and foreign income taxes	152	37	298	170
Income from continuing operations	813	790	1,588	1,414
Income (loss) from discontinued operations, net of tax	—	1	—	—
Net income	813	791	1,588	1,414
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(4)	(9)	(10)	(19)
Net income attributable to Raytheon Company	$817	$800	$1,598	$1,433

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$2.92	$2.78	$5.69	$4.98
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	2.92	2.78	5.69	4.98
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$2.92	$2.78	$5.69	$4.98
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	2.92	2.78	5.69	4.97
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$817	$799	$1,598	$1,433
Income (loss) from discontinued operations, net of tax	—	1	—	—
Net income	$817	$800	$1,598	$1,433

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Net income	$813	$791	$1,588	$1,414
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Amortization of prior service cost	2	2	3	3
Amortization of net actuarial loss	274	346	550	693
Pension and other postretirement benefit plans, net	276	348	553	696
Foreign exchange translation	(6)	(43)	2	(19)
Cash flow hedges	8	—	(2)	(10)
Unrealized gains (losses) on investments and other, net	—	—	—	—
Other comprehensive income (loss), before tax	278	305	553	667
Income tax benefit (expense) related to items of other comprehensive income (loss)	(61)	(73)	(117)	(144)
Other comprehensive income (loss), net of tax	217	232	436	523
Reclassification of stranded tax effects	—	—	—	(1,451)
Total comprehensive income (loss)	1,030	1,023	2,024	486
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(4)	(9)	(10)	(19)
Comprehensive income attributable to Raytheon Company	$1,034	$1,032	$2,034	$505

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at March 31, 2019	$3	$—	$(8,399)	$20,104	$11,708	$—	$11,708
Net income (loss)				817	817	—	817
Other comprehensive income (loss), net of tax			217		217		217
Adjustment of redeemable noncontrolling interests to redemption value				(7)	(7)		(7)
Dividends declared		—		(264)	(264)		(264)
Common stock plans activity		33			33		33
Share repurchases		(33)		(267)	(300)		(300)
Balance at June 30, 2019	$3	$—	$(8,182)	$20,383	$12,204	$—	$12,204

Balance at December 31, 2018	$3	$—	$(8,618)	$20,087	$11,472	$—	$11,472
Net income (loss)				1,598	1,598	—	1,598
Other comprehensive income (loss), net of tax			436		436		436
Adjustment of redeemable noncontrolling interests to redemption value				(2)	(2)		(2)
Dividends declared		1		(529)	(528)		(528)
Common stock plans activity		94			94		94
Share repurchases		(95)		(771)	(866)		(866)
Balance at June 30, 2019	$3	$—	$(8,182)	$20,383	$12,204	$—	$12,204

(1)	Excludes redeemable noncontrolling interests which are not considered equity. See “Note 14: Redeemable Noncontrolling Interests” for additional information.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at April 1, 2018	$3	$—	$(9,095)	$19,329	$10,237	$—	$10,237
Net income (loss)				800	800	—	800
Other comprehensive income (loss), net of tax			232		232		232
Adjustment of redeemable noncontrolling interests to redemption value				(30)	(30)		(30)
Dividends declared		—		(248)	(248)		(248)
Common stock plans activity		35			35		35
Share repurchases		(35)		(384)	(419)		(419)
Balance at July 1, 2018	$3	$—	$(8,863)	$19,467	$10,607	$—	$10,607

Balance at December 31, 2017	$3	$—	$(7,935)	$17,895	$9,963	$—	$9,963
Net income (loss)				1,433	1,433	—	1,433
Other comprehensive income (loss), net of tax			523		523		523
Reclassification of stranded tax effects			(1,451)	1,451	—		—
Adjustment of redeemable noncontrolling interests to redemption value				(19)	(19)		(19)
Dividends declared		1		(500)	(499)		(499)
Common stock plans activity		97			97		97
Share repurchases		(98)		(793)	(891)		(891)
Balance at July 1, 2018	$3	$—	$(8,863)	$19,467	$10,607	$—	$10,607

(1)	Excludes redeemable noncontrolling interests which are not considered equity. See “Note 14: Redeemable Noncontrolling Interests” for additional information.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018
Cash flows from operating activities
Net income	$1,588	$1,414
(Income) loss from discontinued operations, net of tax	—	—
Income from continuing operations	1,588	1,414
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	291	274
Stock-based compensation	91	101
Deferred income taxes	3	8
Changes in assets and liabilities
Receivables, net	53	7
Contract assets and contract liabilities	(865)	(442)
Inventories	(174)	(133)
Prepaid expenses and other current assets	(17)	62
Income taxes receivable/payable	(203)	168
Accounts payable	(502)	(73)
Accrued employee compensation	(157)	(98)
Other current liabilities	17	(70)
Accrued retiree benefits	365	239
Other, net	(78)	(18)
Net cash provided by (used in) operating activities from continuing operations	412	1,439
Net cash provided by (used in) operating activities from discontinued operations	—	1
Net cash provided by (used in) operating activities	412	1,440
Cash flows from investing activities
Additions to property, plant and equipment	(438)	(366)
Additions to capitalized internal-use software	(25)	(28)
Maturities of short-term investments	—	309
Payments for purchases of acquired companies, net of cash received	(8)	—
Proceeds from sale of business, net of transaction costs	—	11
Other	2	(3)
Net cash provided by (used in) investing activities	(469)	(77)
Cash flows from financing activities
Dividends paid	(510)	(480)
Net borrowings (payments) on commercial paper	—	—
Repurchases of common stock under share repurchase programs	(800)	(800)
Repurchases of common stock to satisfy tax withholding obligations	(66)	(91)
Other	(5)	(5)
Net cash provided by (used in) financing activities	(1,381)	(1,376)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,438)	(13)
Cash, cash equivalents and restricted cash at beginning of the year	3,624	3,115
Cash, cash equivalents and restricted cash at end of period	$2,186	$3,102

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

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) using the modified retrospective approach as discussed below in “Note 3: Accounting Standards.” We reclassified certain balance sheet amounts to conform to our current period presentation. All amounts disclosed in this Form 10-Q reflect these changes.

Note 2: Proposed Merger with United Technologies Corporation (UTC)
On June 9, 2019, Raytheon, United Technologies Corporation, a Delaware corporation (UTC), and Light Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of UTC (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provides for, among other things and subject to the satisfaction or waiver of specified conditions, the merger of Merger Sub with and into Raytheon (the Merger), with Raytheon surviving the Merger as a wholly-owned subsidiary of UTC.

At the effective time of the Merger (the Effective Time), each share of common stock of Raytheon issued and outstanding immediately prior to the Effective Time (except for shares held by Raytheon as treasury stock) will be converted into the right to receive 2.3348 shares of common stock of UTC (and, if applicable, cash in lieu of fractional shares), less any applicable withholding taxes. At the Effective Time, Raytheon’s stockholders will hold approximately 43%, and UTC’s stockholders will hold approximately 57%, of the outstanding shares of common stock of UTC.

The Merger Agreement also provides that, prior to the consummation of the Merger, UTC will complete the previously announced separation of its commercial businesses, Otis and Carrier, from its other businesses (the Separation), and the pro rata distributions to its stockholders of 100% of the common stock of the entity holding the Otis business and 100% of the common stock of the entity holding the Carrier business (the Distributions).

The parties’ obligations to consummate the Separation, the Distributions and the Merger are subject to customary conditions, including the approval of the Merger by Raytheon’s stockholders, the approval of the issuance of shares of UTC Common Stock in connection with the Merger by UTC’s stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), and the receipt of other required regulatory approvals. In addition, the parties’ obligations to consummate the Merger are subject to the prior completion of the Separation and the Distributions.

The Merger Agreement includes customary representations, warranties and covenants of Raytheon and UTC (generally excluding the Otis business and the Carrier business). Between the date of execution of the Merger Agreement and the Effective Time, each of Raytheon and UTC (generally with respect to its aerospace business) has agreed to use reasonable best efforts to conduct its businesses in all material respects in the ordinary course consistent with past practice and to comply with certain operating covenants. In addition, the Merger Agreement generally restricts certain actions by both Raytheon and UTC, including the incurrence or issuance of new debt in excess of $1 billion in the aggregate (unless used to refinance existing debt), acquisitions or divestitures in excess of $500 million in the aggregate, and repurchases or issuances of shares other than in accordance with our existing equity award programs. In addition, the Merger Agreement provides that, immediately prior to the consummation of the Merger, the adjusted net indebtedness of UTC’s aerospace business will not exceed an amount as provided for under the Merger Agreement.

Subject to certain exceptions, each of Raytheon and UTC has agreed to use reasonable best efforts to cause the Merger to be completed. The Merger Agreement includes certain termination provisions for both UTC and Raytheon and provides that, in connection with a termination of the Merger Agreement under specified circumstances, Raytheon will be required to pay UTC a termination fee of $1.785 billion, or UTC will be required to pay Raytheon a termination fee of $2.365 billion.

The Merger is expected to close in the first half of 2020, subject to and following completion by UTC of the Separation and Distributions.

Note 3: Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. Effective January 1, 2019, we adopted the requirements of the new lease standard using the modified retrospective approach, applying the new lease requirements at the beginning of the earliest period presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. We did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. The standard resulted in the recognition of operating lease right-of-use assets of $805 million and operating lease liabilities of $841 million, of which $194 million was classified as current and is included in other current liabilities in our consolidated balance sheet, as of December 31, 2018, with immaterial changes to other balance sheet accounts. The standard had no impact on our results of operations or cash flows. In addition, new disclosures are provided to enable users to assess the amount, timing and uncertainty of cash flows arising from leases.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which eliminates the disclosure requirement of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and modifies certain disclosure requirements related to Level 3 recurring and nonrecurring fair value measurements. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Effective January 1, 2019, we elected to early adopt the requirements of the new standard on a prospective basis. The standard did not have an impact on our financial position, results of operations or liquidity.

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

Other new pronouncements adopted and issued but not effective until after June 30, 2019 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 4: Significant Accounting Policies Update
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

Some of our leases include options to extend or terminate the lease. We include these options in the recognition of our right-of-use assets and lease liabilities when it is reasonably certain that we will exercise the option. Very few of our leases include variable lease-related payments, such as escalation clauses based on consumer price index (CPI) rates, or residual guarantees. Variable payments that are based on an index or a rate are included in the recognition of our right-of-use assets and lease liabilities using the index or rate at lease commencement; however, changes to these lease payments due to rate or index updates are recorded as lease expense in the period incurred. Amounts probable of payment under residual guarantees are also included in the recognition of our right-of-use assets and lease liabilities.

Note 5: Changes in Estimates under Percentage of Completion Contract Accounting
We have a companywide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes in the form of either offset obligations or in-country industrial participation (ICIP) agreements, required under certain contracts. These obligations may or may not be distinct depending on their nature.

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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Operating income	$123	$129	$246	$244
Income from continuing operations attributable to Raytheon Company	97	102	194	193
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.35	$0.35	$0.69	$0.67

In addition, net revenue recognized from our performance obligations satisfied in previous periods was $171 million and $162 million in the second quarters of 2019 and 2018, respectively, and $329 million and $300 million in the first six months of 2019 and 2018, respectively. This primarily relates to EAC adjustments that impacted revenue.

Note 6: Earnings Per Share (EPS)
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

As described in “Note 14: Redeemable Noncontrolling Interests,” we record redeemable noncontrolling interest related to Vista Equity Partners’ interest in Forcepoint. We reflect the redemption value adjustments related to this redeemable noncontrolling interest in both the basic and diluted EPS calculation for the portion of redemption value that is in excess of the fair value of noncontrolling interest. There was no impact to basic or diluted EPS in the second quarter or first six months of 2019 or 2018 related to the redemption value adjustments.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.94	$0.86	$1.88	$1.73
Undistributed earnings	1.98	1.92	3.81	3.25
Total	$2.92	$2.78	$5.69	$4.98
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.94	$0.86	$1.88	$1.73
Undistributed earnings	1.98	1.92	3.81	3.25
Total	$2.92	$2.78	$5.69	$4.98

Income attributable to participating securities was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Income from continuing operations attributable to participating securities	$8	$8	$16	$15
Income (loss) from discontinued operations, net of tax attributable to participating securities	—	—	—	—
Net income attributable to participating securities	$8	$8	$16	$15

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Shares for basic EPS(1)	279.7	287.3	280.8	287.9
Effect of dilutive securities	0.2	0.3	0.2	0.3
Shares for diluted EPS	279.9	287.6	281.0	288.2

(1)
Includes 2.7 million and 2.9 million participating securities in the second quarters of 2019 and 2018, respectively, and 2.7 million and 3.0 million participating securities in the first six months of 2019 and 2018, respectively.

Note 7: Inventories
Inventories consisted of the following:

(In millions)	Jun 30, 2019	Dec 31, 2018
Materials and purchased parts	$76	$75
Work in process	834	662
Finished goods	22	21
Total	$932	$758

Precontract costs are costs incurred to fulfill a contract prior to contract award. Precontract costs, including general and administrative expenses that are specifically chargeable to the customer, are deferred in inventories if we determine that the costs are probable of recovery under a specific anticipated contract. All other precontract costs, including start-up costs, are expensed as incurred. Costs that are deferred are recognized as contract costs upon the receipt of the anticipated contract. We included deferred precontract costs of $298 million and $163 million in inventories as work in process at June 30, 2019 and December 31, 2018, respectively.

Note 8: Contract Assets and Contract Liabilities
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

Net contract assets (liabilities) consisted of the following:

(In millions, except percentages)	Jun 30, 2019	Dec 31, 2018	$ Change	% Change
Contract assets	$6,130	$5,594	$536	10%
Contract liabilities—current	(2,944)	(3,309)	365	11%
Contract liabilities—noncurrent	(139)	(150)	11	7%
Net contract assets (liabilities)	$3,047	$2,135	$912	43%

The $912 million increase in our net contract assets (liabilities) from December 31, 2018 to June 30, 2019 was primarily due to a $536 million increase in our contract assets, principally due to contractual billing terms on U.S. government and foreign military sales contracts and the timing of approvals on direct commercial sales contracts for precision guided munitions to certain Middle Eastern customers. On May 24, 2019, the Administration announced an emergency certification authorizing the immediate export of 22 pending arms sales to Jordan, the United Arab Emirates (UAE) and the Kingdom of Saudi Arabia (KSA), waiving the requirement of Congressional Notification of these arms sales. As a result, we were able to obtain the necessary regulatory approvals and licenses for contracts, which had approximately $1.2 billion of total contract value, and for which we have recognized approximately $950 million of sales for work performed to date and received approximately $350 million in advances as of June 30, 2019. On a contract-by-contract basis, and excluding advances billed but not received, we had $600 million of net contract assets related to these contracts. For those contracts for which we have not yet obtained the regulatory approval and licenses and that are not subject to the emergency certification, we had approximately $1.1 billion of total contract value, recognized approximately $300 million of sales for work performed to date and received approximately $500 million in advances as of June 30, 2019. On a contract-by-contract basis, and excluding advances billed but not received, we had $100 million and $300 million of net contract assets and net contract liabilities, respectively, related to the contracts pending approval.

In the second quarter and first six months of 2019, we recognized revenue of $496 million and $1,390 million, respectively, related to our contract liabilities at January 1, 2019. In the second quarter and first six months of 2018, we recognized revenue of $311 million and $963 million, respectively, related to our contract liabilities at January 1, 2018.

Impairment losses recognized on our receivables and contract assets were de minimis in the second quarters and first six months of 2019 and 2018.

Note 9: Deferred Commissions
Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our security software sales at Forcepoint, are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. At June 30, 2019 and December 31, 2018, we had deferred commissions of $50 million and $55 million, respectively. Amortization expense related to deferred commissions was $9 million and $7 million in the second quarters of 2019 and 2018, respectively, and $13 million and $15 million in the first six months of 2019 and 2018, respectively.

Note 10: Acquisitions, Divestitures and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. We did not have any divestitures in the first six months of 2019.

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

Pro forma financial information and revenue from the date of acquisition has not been provided as it is not material.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint(1)	Total
Balance at December 31, 2018	$1,704	$2,965	$4,154	$4,103	$1,938	$14,864
Acquisitions	—	19	—	—	—	19
Effect of foreign exchange rates and other	(1)	—	—	—	—	(1)
Balance at June 30, 2019	$1,703	$2,984	$4,154	$4,103	$1,938	$14,882

(1)
At June 30, 2019, Forcepoint’s fair value was estimated to exceed its net book value by approximately $900 million. As discussed in “Note 14: Redeemable Noncontrolling Interests,” we are required to determine Forcepoint’s fair value on a quarterly basis due to the accounting related to the redeemable noncontrolling interest.

Note 11: Derivatives and Other Financial Instruments
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

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts denominated in foreign currencies. The aggregate notional amount of our outstanding foreign currency forward contracts was $1,737 million and $1,772 million at June 30, 2019 and December 31, 2018, respectively. The net notional exposure of these contracts was $757 million and $840 million at June 30, 2019 and December 31, 2018, respectively.

We may also enter into and designate treasury rate lock contracts as cash flow hedges to reduce variability in cash flows due to changes in interest payments attributable to increases or decreases in the benchmark interest rate during the period leading up to the probable issuance of long-term debt. Cash flows associated with these instruments are presented in the same category as the cash flows from the hedged item. In May 2019, we entered into treasury rate lock contracts with a notional amount of $375 million, which will mature in the fourth quarter of 2019, in anticipation of the probable issuance of debt. These treasury rate lock contracts were designated as cash flow hedges and are included in the assessment of effectiveness. There were no treasury rate lock contracts outstanding at December 31, 2018.

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency forward contracts and treasury rate lock contracts were as follows:

(In millions)	Jun 30, 2019	Dec 31, 2018
Asset derivatives related to foreign currency forward contracts	$26	$26
Liability derivatives related to foreign currency forward contracts	30	34
Liability derivatives related to treasury rate lock contracts	7	—

The fair value of these derivatives is Level 2 in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted foreign currency forward rates and treasury rates for similar contracts.

Our foreign currency forward contracts and treasury rate lock contracts contain offset or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. We measure and record the impact of counterparty credit risk into our valuation and at June 30, 2019 and December 31, 2018, the fair value of our counterparty default exposure was less than $1 million and was spread across numerous highly rated counterparties.

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

(In millions)	Jun 30, 2019	Dec 31, 2018
Carrying value of long-term debt(1)	$4,757	$4,755
Fair value of long-term debt(2)	5,256	5,063

(1)	Carrying value of long-term debt at June 30, 2019 includes current portion of long-term debt carrying value of $500 million.

(2)	Fair value of long-term debt at June 30, 2019 includes current portion of long-term debt fair value of $507 million.

At June 30, 2019, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.502% and 12 days, respectively. At December 31, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.954% and 16 days, respectively. The commercial paper notes outstanding have original maturities of not more than 90 days from the date of issuance.

Supplemental Cash Flow Information—Cash and cash equivalents reported within our consolidated balance sheets excludes restricted cash of $13 million and $16 million at June 30, 2019 and December 31, 2018, respectively, which for purposes of our consolidated statements of cash flows, is included in cash, cash equivalents and restricted cash.

Note 12: Leases
We enter into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration, sales and warehousing facilities; information technology (IT) equipment; and other equipment. At June 30, 2019 and December 31, 2018, we did not have any finance leases. Approximately 90% of our future lease commitments, and related lease liability, relate to our real estate leases. Some of our leases also include options to extend the lease or terminate the lease. A small portion of our leases include variable escalation clauses, which are typically based on CPI rates, or other variable lease-related payments.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Operating lease cost	$60	$58	$113	$116
Variable lease cost(1)	—	—	—	—
Sublease income	(1)	(2)	(1)	(2)
Total lease cost	$59	$56	$112	$114

(1)	Variable lease cost was expense of less than $1 million in the second quarters and first six months of 2019 and 2018.

Gains and losses on sale and leaseback transactions were de minimis in the second quarters and first six months of 2019 and 2018.

At June 30, 2019, our future lease payments under non-cancellable leases were as follows:

(In millions)
2019 (excluding the six months ended June 30, 2019)	$118
2020	212
2021	190
2022	145
2023	103
Thereafter	286
Total future lease payments(1)	1,054
Imputed interest	(127)
Total lease liabilities	$927

(1)	Total future lease payments excluded $20 million of future lease payments related to leases that were signed but had not yet commenced as of June 30, 2019.

Our lease liabilities recognized in our consolidated balance sheet at June 30, 2019 were as follows:

(In millions)
Operating lease liabilities—current	$207
Operating lease liabilities—noncurrent	720
Total lease liabilities	$927

The weighted-average remaining lease term related to our operating leases was 8 years and 7 years as of June 30, 2019 and December 31, 2018, respectively. The weighted-average discount rate related to our operating leases was 3.1% as of June 30, 2019 and December 31, 2018.

Other information related to leases was as follows:

	Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018
Cash paid for amounts included in the measurement of operating lease liabilities	$122	$124
Right-of-use assets obtained in exchange for new operating lease obligations	173	106

There were no material restrictions or covenants imposed by our leases at June 30, 2019 or December 31, 2018. In addition, we do not have any related party leases and our sublease transactions are de minimis.

Note 13: Commitments and Contingencies
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

(In millions, except percentages)	Jun 30, 2019	Dec 31, 2018
Total remediation costs—undiscounted	$193	$193
Weighted-average discount rate	5.1%	5.1%
Total remediation costs—discounted	$131	$128
Recoverable portion	86	82

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

(In millions)	Jun 30, 2019	Dec 31, 2018
Guarantees	$222	$201
Letters of credit	2,260	2,503
Surety bonds	74	166

All guarantees at June 30, 2019 and December 31, 2018 related to our joint venture in Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2). We provide these guarantees, as well as letters of credit, to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of these entities failing to meet their obligations described above. At June 30, 2019, we believe the risk that these entities will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at June 30, 2019. We had an estimated liability of $2 million and $3 million at June 30, 2019 and December 31, 2018, respectively, related to these guarantees.

As discussed in “Note 14: Redeemable Noncontrolling Interests,” under the joint venture agreement between Raytheon Company and Vista Equity Partners, Raytheon may be required to purchase Vista Equity Partners’ interest in Forcepoint.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or in-country industrial participation (ICIP) agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 30, 2019, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.6 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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

Note 14: Redeemable Noncontrolling Interests
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

Vista Equity Partners’ adjusted equity interest in the Forcepoint joint venture was 19.5% at June 30, 2019. Vista Equity Partners’ interest in Forcepoint is presented as redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date, which was $401 million at June 30, 2019, or the carrying value, defined as the initial value adjusted for Vista Equity Partners’ share of the cumulative impact of net income (loss), other changes in accumulated other comprehensive income (loss) and additional contributions, which was $269 million at June 30, 2019. Adjustments to the redemption value over the period from the date of acquisition to the redemption date are immediately recorded to retained earnings.

As discussed in “Note 10: Acquisitions, Divestitures and Goodwill,” in February 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture, increasing our equity ownership to 60%

and giving us control of the operations, with GDIT obtaining only protective rights. As a result, we now consolidate the results of RGNext in our consolidated financial statements. The amendment to the RGNext joint venture agreement provides GDIT with the ability to liquidate its ownership and receive an amount equal to its contributed capital (the redemption value). As such, GDIT’s interest in RGNext is presented as redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets, and is recorded at the greater of its carrying value or the redemption value.

A rollforward of redeemable noncontrolling interests was as follows:

(In millions)	Forcepoint	RGNext	Total
Balance at March 31, 2019	$399	$33	$432
Net income (loss)	(5)	1	(4)
Other comprehensive income (loss), net of tax(1)	—	—	—
Adjustment of noncontrolling interests to redemption value	7	—	7
Balance at June 30, 2019	$401	$34	$435

Balance at December 31, 2018	$411	$—	$411
RGNext initial recognition	—	32	32
Net income (loss)	(12)	2	(10)
Other comprehensive income (loss), net of tax(1)	—	—	—
Adjustment of noncontrolling interests to redemption value	2	—	2
Balance at June 30, 2019	$401	$34	$435

Balance at April 1, 2018	$492	$—	$492
Net income (loss)	(9)	—	(9)
Other comprehensive income (loss), net of tax	(1)	—	(1)
Adjustment of noncontrolling interests to redemption value	30	—	30
Balance at July 1, 2018	$512	$—	$512

Balance at December 31, 2017	$512	$—	$512
Net income (loss)	(19)	—	(19)
Other comprehensive income (loss), net of tax(1)	—	—	—
Adjustment of noncontrolling interests to redemption value	19	—	19
Balance at July 1, 2018	$512	$—	$512

(1)
Other comprehensive income (loss), net of tax, related to Forcepoint was a loss of less than $1 million and income of less than $1 million for the second quarter and first six months of 2019, respectively, and a loss of less than $1 million for the first six months of 2018.

Note 15: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Beginning balance	280.1	287.2	282.1	288.4
Stock plans activity	—	—	1.1	1.0
Share repurchases	(1.7)	(2.0)	(4.8)	(4.2)
Ending balance	278.4	285.2	278.4	285.2

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. In November 2017, our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At June 30, 2019, we had approximately $0.7 billion available under the 2017 repurchase program. However, the merger agreement restricts us from repurchasing shares other than to satisfy tax withholding obligations. For more information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC).”

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, RSUs and LTPP awards issued to employees.

Our share repurchases were as follows:

	Three Months Ended
(In millions)	Jun 30, 2019		Jul 1, 2018
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$300	1.7	$400	1.9
Shares repurchased to satisfy tax withholding obligations	—	—	19	0.1
Total share repurchases	$300	1.7	$419	2.0

	Six Months Ended
(In millions)	Jun 30, 2019		Jul 1, 2018
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$800	4.4	$800	3.8
Shares repurchased to satisfy tax withholding obligations	66	0.4	91	0.4
Total share repurchases	$866	4.8	$891	4.2

In March 2019, our Board of Directors authorized an 8.6% increase to our annual dividend payout rate from $3.47 to $3.77 per share. Our Board of Directors also declared dividends of $0.9425 and $1.885 per share during the second quarter and first six months of 2019, respectively, compared to dividends of $0.8675 and $1.735 per share during the second quarter and first six months of 2018, respectively. Dividends are subject to quarterly approval by our Board of Directors.

Stock-based Compensation Plans
On May 30, 2019 our stockholders approved the Raytheon 2019 Stock Plan. The 2019 Stock Plan provides for stock-based awards to be issued as restricted stock, RSUs, stock grants, stock options or stock appreciation rights, including awards based on performance criteria. The plan authorizes the issuance of 2.7 million shares in addition to shares remaining available for awards under the Raytheon 2010 Stock Plan as of December 31, 2018. The total maximum number of shares originally authorized for issuance under the 2019 Stock Plan, the 2010 Stock Plan and other prior Raytheon plans is 44.5 million. The 2019 Stock Plan provides that awards to our officers, employees and consultants are generally granted by the Management Development and Compensation Committee (MDCC) of our Board of Directors and are compensatory in nature, while awards to our non-employee directors are granted by the Board’s Governance and Nominating Committee. At June 30, 2019, there were 7.9 million shares available for new awards and 2.9 million shares outstanding under the 2019 Stock Plan, the 2010 Stock Plan and other prior Raytheon plans.

Restricted Stock and RSUs—During the first six months of 2019, we granted 0.1 million combined shares of restricted stock and RSUs with a weighted-average grant-date fair value of $179.87 per share, calculated under the intrinsic value method. These awards generally vest in equal installments on each of the second, third and fourth anniversary dates of the award’s grant date.

LTPP—During the first six months of 2019, we granted RSUs subject to the 2019–2021 LTPP with an aggregate target award of 0.1 million units and a weighted-average grant-date fair value of $175.93 per share. The performance goals for the 2019–2021 LTPP awards are independent of each other and based on three metrics, as defined in the LTPP award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers. The grant-date fair value is based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award.

Forcepoint Plans—Forcepoint unit appreciation rights and profits interests vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the joint venture. In certain limited circumstances other vesting conditions may apply. The impact attributable to these other vesting conditions was income of $2 million and expense of $3 million in the second quarters of 2019 and 2018, respectively, and income of $4 million and expense of $4 million in the first six months of 2019 and 2018, respectively. At June 30, 2019, there were 174 thousand combined units and/or profits interests authorized for award under these plans.

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

A rollforward of accumulated other comprehensive income (loss) was as follows:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2018	$(8,483)	$(131)	$(2)	$(2)	$(8,618)
Before tax amount	553	2	(2)	—	553
Tax (expense) or benefit	(116)	—	(1)	—	(117)
Net of tax amount	437	2	(3)	—	436
Balance at June 30, 2019	$(8,046)	$(129)	$(5)	$(2)	$(8,182)

Balance at December 31, 2017	$(7,843)	$(95)	$6	$(3)	$(7,935)
Before tax amount	696	(19)	(10)	—	667
Tax (expense) or benefit	(146)	—	2	—	(144)
Net of tax amount	550	(19)	(8)	—	523
Reclassification of stranded tax effects	(1,452)	—	1	—	(1,451)
Balance at July 1, 2018	$(8,745)	$(114)	$(1)	$(3)	$(8,863)

(1)    Pension and PRB plans, net is shown net of cumulative tax benefits of $2,139 million and $2,255 million at June 30, 2019 and December 31, 2018, respectively.
(2)    Cash flow hedges are shown net of cumulative tax benefits of zero and $1 million at June 30, 2019 and December 31, 2018, respectively.
(3)    Unrealized gains (losses) on investments and other, net are shown net of cumulative tax expense of $1 million at June 30, 2019 and December 31, 2018.

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

Other material amounts reclassified out of AOCL related to the amortization of net actuarial loss associated with our pension plans were $546 million and $688 million before tax in the first six months of 2019 and 2018, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income). See “Note 16: Pension and Other Employee Benefits” for additional details.

We expect $2 million net of tax of net unrealized losses on our cash flow hedges at June 30, 2019 to be reclassified into earnings at then-current values over the next 12 months as the underlying hedged transactions occur.

Note 16: Pension and Other Employee Benefits
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

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Jun 30, 2019	Dec 31, 2018
Marketable securities held in trust	$686	$642

Included in marketable securities held in trust in the table above was $429 million and $420 million at June 30, 2019 and December 31, 2018, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $438 million and $431 million at June 30, 2019 and December 31, 2018, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Operating expense
Service cost	$104	$128	$209	$255
Non-operating expense
Interest cost	261	252	522	505
Expected return on plan assets	(360)	(363)	(719)	(726)
Amortization of prior service cost	2	2	3	3
Amortization of net actuarial loss	273	344	546	688
Total pension non-service expense	176	235	352	470
Net periodic pension expense (income)	$280	$363	$561	$725

Net periodic pension expense (income) includes income of $1 million and $2 million from foreign Pension Benefits plans in the second quarters of 2019 and 2018, respectively, and income of $2 million and $4 million in the first six months of 2019 and 2018, respectively.

Net periodic PRB expense was $5 million in both the second quarters of 2019 and 2018, and $11 million and $10 million in the first six months of 2019 and 2018, respectively.

Long-term pension and PRB liabilities consisted of the following:

(In millions)	Jun 30, 2019	Dec 31, 2018
Long-term pension liabilities	$5,922	$6,111
Long-term PRB liabilities	352	354
Total long-term pension and PRB liabilities	$6,274	$6,465

We made the following contributions to our pension and PRB plans:

	Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018
Required pension contributions	$196	$488
PRB contributions	11	9
Total	$207	$497

We did not make any discretionary contributions to our pension plans during the first six months of 2019 or 2018; however, we periodically evaluate whether to make discretionary contributions.

Note 17: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. With the exception of one matter related to the 2015 tax year, all IRS examinations related to originally filed returns are closed through the 2016 tax year. No amount related to the 2015 matter is reflected in unrecognized tax benefits as of June 30, 2019. In 2018 we amended tax returns for tax years 2014–2016 to reflect refund claims related to increased Research and Development tax credits (R&D tax credits), which will be subject to audit. We are also under audit by multiple state and foreign tax authorities.

In the second quarter of 2018, we determined we would make a $1.25 billion contribution to our pension plans in the third quarter of 2018, and as a result recorded a net tax benefit of $95 million in the second quarter of 2018. This was primarily due to the remeasurement of the related deferred tax asset balance at the 2017 tax rate of 35% versus the 2018 tax rate of 21% since the discretionary contribution was deductible on our 2017 tax return. This decreased our effective tax rate by 11.5% and 6.0% in the second quarter and first six months of 2018, respectively.

The balance of our unrecognized tax benefits, exclusive of interest, was $203 million and $92 million at June 30, 2019 and December 31, 2018, respectively, the majority of which would affect our earnings if recognized. The increase in the balance of our unrecognized tax benefits during the first six months of 2019 is related to positions we expect to take on amended state tax returns.

We accrue interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties recognized during the second quarter and first six months of 2019 and 2018 and accrued as of June 30, 2019 and December 31, 2018 were de minimis.

Note 18: Business Segment Reporting
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

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Integrated Defense Systems	$1,641	$1,514	$3,191	$3,003
Intelligence, Information and Services	1,777	1,687	3,554	3,269
Missile Systems	2,210	2,051	4,216	3,899
Space and Airborne Systems	1,817	1,605	3,470	3,173
Forcepoint	156	148	314	289
Eliminations	(442)	(376)	(856)	(733)
Total business segment sales	7,159	6,629	13,889	12,900
Acquisition Accounting Adjustments	—	(4)	(1)	(8)
Total	$7,159	$6,625	$13,888	$12,892

	Three Months Ended		Six Months Ended
Intersegment Sales (in millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Integrated Defense Systems	$22	$15	$43	$30
Intelligence, Information and Services	183	167	351	329
Missile Systems	58	42	101	77
Space and Airborne Systems	173	148	346	287
Forcepoint	6	4	15	10
Total	$442	$376	$856	$733

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Integrated Defense Systems	$264	$262	$522	$535
Intelligence, Information and Services	161	128	348	245
Missile Systems	253	231	443	443
Space and Airborne Systems	229	206	441	399
Forcepoint	(3)	(8)	(12)	(15)
Eliminations	(46)	(41)	(93)	(81)
Total business segment operating income	858	778	1,649	1,526
Acquisition Accounting Adjustments	(27)	(34)	(55)	(67)
FAS/CAS Operating Adjustment	363	353	729	707
Corporate	(18)	3	(34)	(25)
Total	$1,176	$1,100	$2,289	$2,141

	Three Months Ended		Six Months Ended
Intersegment Operating Income (in millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Integrated Defense Systems	$2	$1	$4	$3
Intelligence, Information and Services	18	17	35	34
Missile Systems	5	4	9	7
Space and Airborne Systems	17	15	34	29
Forcepoint	4	4	11	8
Total	$46	$41	$93	$81

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

The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
FAS/CAS Pension Operating Adjustment	$361	$350	$723	$701
FAS/CAS PRB Operating Adjustment	2	3	6	6
FAS/CAS Operating Adjustment	$363	$353	$729	$707

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Jun 30, 2019	Dec 31, 2018(2)
Integrated Defense Systems(1)	$4,965	$4,826
Intelligence, Information and Services(1)	4,372	4,238
Missile Systems(1)	8,769	8,229
Space and Airborne Systems(1)	6,897	6,740
Forcepoint(1)	2,422	2,529
Corporate	4,761	6,108
Total	$32,186	$32,670

(1)	Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

(2)	Amounts have been recast to reflect the adoption of ASU 2016-02, Leases (Topic 842). Operating lease right-of-use assets are all recorded at Corporate.

We disaggregate our revenue from contracts with customers by geographic location, customer-type and contract-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended June 30, 2019
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$206	$224	$715	$632	$40	$—	$1,817
Cost-type contracts	466	1,132	794	713	4	—	3,109
Direct commercial sales and other U.S. sales
Fixed-price contracts	1	31	8	32	45	—	117
Cost-type contracts	—	5	—	—	—	—	5
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	45	61	128	36	—	—	270
Cost-type contracts	16	9	7	8	—	—	40
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	187	48	49	58	16	—	358
Cost-type contracts	19	—	1	—	—	—	20
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	171	6	191	83	—	—	451
Cost-type contracts	52	5	4	22	—	—	83
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	262	9	150	1	8	—	430
Cost-type contracts	—	—	18	—	—	—	18
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	132	—	37	20	—	—	189
Cost-type contracts	12	—	10	2	—	—	24
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	47	53	40	37	37	—	214
Cost-type contracts	3	11	—	—	—	—	14
Total net sales	1,619	1,594	2,152	1,644	150	—	7,159
Intersegment sales	22	183	58	173	6	(442)	—
Acquisition Accounting Adjustments	—	—	—	—	—	—	—
Reconciliation to business segment sales	$1,641	$1,777	$2,210	$1,817	$156	$(442)	$7,159

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended June 30, 2019
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$673	$1,392	$1,517	$1,377	$89	$5,048
Asia/Pacific	267	118	185	102	16	688
Middle East and North Africa	485	20	363	106	8	982
All other (principally Europe)	194	64	87	59	37	441
Total net sales	$1,619	$1,594	$2,152	$1,644	$150	$7,159

	Three Months Ended June 30, 2019
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$672	$1,356	$1,509	$1,345	$44	$4,926
U.S. direct commercial sales and other U.S. sales	1	36	8	32	45	122
Foreign military sales through the U.S. government	428	81	377	171	—	1,057
Foreign direct commercial sales and other foreign sales(1)	518	121	258	96	61	1,054
Total net sales	$1,619	$1,594	$2,152	$1,644	$150	$7,159

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended June 30, 2019
Total Net Sales by Contract-Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$1,051	$432	$1,318	$899	$146	$3,846
Cost-type contracts	568	1,162	834	745	4	3,313
Total net sales	$1,619	$1,594	$2,152	$1,644	$150	$7,159

	Three Months Ended July 1, 2018
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$198	$250	$651	$525	$21	$—	$1,645
Cost-type contracts	411	1,043	685	642	4	—	2,785
Direct commercial sales and other U.S. sales
Fixed-price contracts	2	29	10	31	51	—	123
Cost-type contracts	—	6	1	1	—	—	8
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	50	51	113	37	—	—	251
Cost-type contracts	22	11	21	5	—	—	59
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	191	53	44	51	17	—	356
Cost-type contracts	42	—	—	—	—	—	42
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	243	6	126	64	—	—	439
Cost-type contracts	38	1	7	17	—	—	63
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	227	4	240	35	8	—	514
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	28	—	32	12	—	—	72
Cost-type contracts	7	—	20	1	—	—	28
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	37	58	58	36	39	—	228
Cost-type contracts	3	8	1	—	—	—	12
Total net sales	1,499	1,520	2,009	1,457	140	—	6,625
Intersegment sales	15	167	42	148	4	(376)	—
Acquisition Accounting Adjustments	—	—	—	—	4	(4)	—
Reconciliation to business segment sales	$1,514	$1,687	$2,051	$1,605	$148	$(380)	$6,625

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended July 1, 2018
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$611	$1,328	$1,347	$1,199	$76	$4,561
Asia/Pacific	305	115	178	93	17	708
Middle East and North Africa	508	11	373	116	8	1,016
All other (principally Europe)	75	66	111	49	39	340
Total net sales	$1,499	$1,520	$2,009	$1,457	$140	$6,625

	Three Months Ended July 1, 2018
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$609	$1,293	$1,336	$1,167	$25	$4,430
U.S. direct commercial sales and other U.S. sales	2	35	11	32	51	131
Foreign military sales through the U.S. government	388	69	319	136	—	912
Foreign direct commercial sales and other foreign sales(1)	500	123	343	122	64	1,152
Total net sales	$1,499	$1,520	$2,009	$1,457	$140	$6,625

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended July 1, 2018
Total Net Sales by Contract-Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$976	$451	$1,274	$791	$136	$3,628
Cost-type contracts	523	1,069	735	666	4	2,997
Total net sales	$1,499	$1,520	$2,009	$1,457	$140	$6,625

	Six Months Ended June 30, 2019
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$427	$449	$1,423	$1,181	$76	$—	$3,556
Cost-type contracts	891	2,283	1,492	1,372	8	—	6,046
Direct commercial sales and other U.S. sales
Fixed-price contracts	2	64	16	58	89	—	229
Cost-type contracts	—	9	—	1	1	—	11
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	85	134	251	68	—	—	538
Cost-type contracts	34	20	23	16	—	—	93
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	355	89	81	106	32	—	663
Cost-type contracts	36	—	1	—	—	—	37
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	439	9	307	157	—	—	912
Cost-type contracts	100	10	9	42	—	—	161
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	458	16	295	19	16	—	804
Cost-type contracts	—	—	37	—	—	—	37
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	212	1	71	36	—	—	320
Cost-type contracts	23	—	26	2	—	—	51
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	81	102	82	66	76	—	407
Cost-type contracts	5	17	1	—	—	—	23
Total net sales	3,148	3,203	4,115	3,124	298	—	13,888
Intersegment sales	43	351	101	346	15	(856)	—
Acquisition Accounting Adjustments	—	—	—	—	1	(1)	—
Reconciliation to business segment sales	$3,191	$3,554	$4,216	$3,470	$314	$(857)	$13,888

(1)	Excludes foreign military sales through the U.S. government.

	Six Months Ended June 30, 2019
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$1,320	$2,805	$2,931	$2,612	$174	$9,842
Asia/Pacific	510	243	356	190	32	1,331
Middle East and North Africa	997	35	648	218	16	1,914
All other (principally Europe)	321	120	180	104	76	801
Total net sales	$3,148	$3,203	$4,115	$3,124	$298	$13,888

	Six Months Ended June 30, 2019
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$1,318	$2,732	$2,915	$2,553	$84	$9,602
U.S. direct commercial sales and other U.S. sales	2	73	16	59	90	240
Foreign military sales through the U.S. government	893	174	687	321	—	2,075
Foreign direct commercial sales and other foreign sales(1)	935	224	497	191	124	1,971
Total net sales	$3,148	$3,203	$4,115	$3,124	$298	$13,888

(1)	Excludes foreign military sales through the U.S. government.

	Six Months Ended June 30, 2019
Total Net Sales by Contract-Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$2,059	$864	$2,526	$1,691	$289	$7,429
Cost-type contracts	1,089	2,339	1,589	1,433	9	6,459
Total net sales	$3,148	$3,203	$4,115	$3,124	$298	$13,888

	Six Months Ended July 1, 2018
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$425	$502	$1,234	$1,070	$42	$—	$3,273
Cost-type contracts	813	1,999	1,313	1,286	7	—	5,418
Direct commercial sales and other U.S. sales
Fixed-price contracts	4	56	23	57	100	—	240
Cost-type contracts	1	9	—	1	—	—	11
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	80	102	209	66	—	—	457
Cost-type contracts	47	25	39	6	—	—	117
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	337	97	87	101	32	—	654
Cost-type contracts	69	—	1	—	—	—	70
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	438	10	206	118	—	—	772
Cost-type contracts	70	1	14	32	—	—	117
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	574	9	470	56	15	—	1,124
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	25	—	58	22	—	—	105
Cost-type contracts	15	—	44	2	—	—	61
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	70	110	123	69	75	—	447
Cost-type contracts	5	20	1	—	—	—	26
Total net sales	2,973	2,940	3,822	2,886	271	—	12,892
Intersegment sales	30	329	77	287	10	(733)	—
Acquisition Accounting Adjustments	—	—	—	—	8	(8)	—
Reconciliation to business segment sales	$3,003	$3,269	$3,899	$3,173	$289	$(741)	$12,892

(1)	Excludes foreign military sales through the U.S. government.

	Six Months Ended July 1, 2018
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$1,243	$2,566	$2,570	$2,414	$149	$8,942
Asia/Pacific	533	224	336	173	32	1,298
Middle East and North Africa	1,082	20	690	206	15	2,013
All other (principally Europe)	115	130	226	93	75	639
Total net sales	$2,973	$2,940	$3,822	$2,886	$271	$12,892

	Six Months Ended July 1, 2018
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$1,238	$2,501	$2,547	$2,356	$49	$8,691
U.S. direct commercial sales and other U.S. sales	5	65	23	58	100	251
Foreign military sales through the U.S. government	675	138	570	246	—	1,629
Foreign direct commercial sales and other foreign sales(1)	1,055	236	682	226	122	2,321
Total net sales	$2,973	$2,940	$3,822	$2,886	$271	$12,892

(1)	Excludes foreign military sales through the U.S. government.

	Six Months Ended July 1, 2018
Total Net Sales by Contract-Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$1,953	$886	$2,410	$1,559	$264	$7,072
Cost-type contracts	1,020	2,054	1,412	1,327	7	5,820
Total net sales	$2,973	$2,940	$3,822	$2,886	$271	$12,892

Note 19: Remaining Performance Obligations
Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $43,131 million. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

Recent events have caused increased attention on U.S. defense sales to KSA. KSA represents less than 5% of our sales and $2.4 billion of our remaining performance obligations at June 30, 2019. Although we currently do not expect to be prevented from doing business in KSA, if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it would have a material adverse effect on our financial results.

With respect to the unaudited consolidated financial information of Raytheon Company for the six months ended June 30, 2019 and July 1, 2018, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated July 25, 2019, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Raytheon Company
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries (the “Company”) as of June 30, 2019, and the related consolidated statements of operations, of comprehensive income and of equity for the three-month and six-month periods ended June 30, 2019 and July 1, 2018, and the consolidated statements of cash flows for the six-month periods ended June 30, 2019 and July 1, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for the year then ended (not presented herein), and in our report dated February 13, 2019, which included a paragraph describing a change in the manner in which it accounts for certain stranded tax effects impacting accumulated other comprehensive income and the manner in which it presents and discloses certain net periodic pension and postretirement benefit costs in the Company’s statements of operations, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 3 to the accompanying consolidated interim financial statements, the Company changed its method of accounting for leases. The accompanying December 31, 2018 consolidated balance sheet reflects this change.
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
July 25, 2019

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

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) using the modified retrospective approach as discussed in “Note 3: Accounting Standards” within Item 1 of this Form 10-Q. We reclassified certain balance sheet amounts to conform to our current period presentation. All amounts disclosed in this Form 10-Q reflect these changes.

On June 9, 2019, Raytheon and United Technologies Corporation (UTC) entered into an agreement to combine in an all-stock merger of equals. The merger is expected to close in the first half of 2020, subject to and following completion by UTC of the separations and distributions of its Otis and Carrier businesses. Under the terms of the agreement, Raytheon stockholders will receive 2.3348 shares of UTC common stock for each Raytheon share. The agreement provides that upon completion of the merger, UTC stockholders will own approximately 57% and Raytheon stockholders will own approximately 43% of the outstanding shares of common stock of UTC. In addition, the agreement generally restricts certain actions by both Raytheon and UTC. For additional information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC)” within Item 1 of this Form 10-Q.

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

Total Net Sales
The composition of external net sales by products and services for each segment in the second quarter and first six months of 2019 was approximately the following:

	IDS	IIS	MS	SAS	Forcepoint
Products	90%	45%	95%	100%	90%
Services	10%	55%	5%	—%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Net sales
Products	$5,994	$5,507	83.7%	83.1%
Services	1,165	1,118	16.3%	16.9%
Total net sales	$7,159	$6,625	100.0%	100.0%

Total Net Sales - Second Quarter of 2019 vs. Second Quarter of 2018—The increase in total net sales of $534 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to higher external net sales of $187 million at SAS and $143 million at MS. The increase in net sales at SAS was primarily due to higher net sales on classified programs principally driven by 2018 awards, higher net sales on the Next Generation Overhead Persistent Infrared (Next Gen OPIR) program for the U.S. Air Force awarded in the third quarter of 2018 and higher net sales on an international tactical radar systems program principally due to scheduled increases in program activity with the remaining change spread across numerous programs with no individual or common significant driver. The increase in net sales at MS was primarily due to higher net sales on classified programs, higher net sales on the High-speed Anti-Radiation Missile (HARM®) program awarded in the second quarter of 2019 and higher net sales on the Phalanx® program primarily due to planned increases in production and contract definitization on a performance based logistics contract in the second quarter of 2019, partially offset by lower net sales on the Paveway™ program due to planned decreases in production, with the remaining change spread across numerous programs with no individual or common significant driver.

Products and Services Net Sales - Second Quarter of 2019 vs. Second Quarter of 2018—The increase in products net sales of $487 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to higher external products net sales of $190 million at SAS and $139 million at MS. The increase in products net sales at SAS was primarily due to higher products net sales on certain classified programs and higher products net sales on the international tactical radar systems program and Next Gen OPIR program described above in Total Net Sales. The increase in products net sales at MS was primarily due to higher products net sales on the programs described above in Total Net Sales. Services net sales in the second quarter of 2019 were relatively consistent with the second quarter of 2018.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Net sales
Products	$11,556	$10,761	83.2%	83.5%
Services	2,332	2,131	16.8%	16.5%
Total net sales	$13,888	$12,892	100.0%	100.0%

Total Net Sales - First Six Months of 2019 vs. First Six Months of 2018—The increase in total net sales of $996 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to higher external net sales of $293 million at MS, $263 million at IIS and $238 million at SAS. The increase in net sales at MS was spread across numerous programs with no individual or common significant driver. Included in the change in net sales at MS was lower net sales on the Paveway program due to planned decreases in production and higher net sales on classified programs. The increase in net sales at IIS was primarily due to higher net sales on classified programs in both cyber and space and higher net sales from the consolidation of Range Generation Next LLC (RGNext) in the first quarter of 2019, partially offset by lower net sales on programs in support of the U.S. Army’s Warfighter Field Operations Customer Support (Warfighter FOCUS) activities, which continue to transition to a number of competitively-awarded replacement programs. In the first quarter of 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture, increasing our equity ownership to 60% and giving us control of the operations of RGNext with the partner having only protective rights. The results of RGNext are included in IIS’s segment results effective as of the February 8, 2019 consolidation date. See “Note 10: Acquisitions, Divestitures and Goodwill” within Item 1 of this Form 10-Q for additional detail. The increase in net sales at SAS was primarily due to higher net sales on classified programs principally driven by 2018 awards, higher net sales on the Next Gen OPIR program for the U.S. Air Force awarded in third quarter of 2018, and higher net sales on an international tactical radar systems program principally due to scheduled increases in program activity.

Products and Services Net Sales - First Six Months of 2019 vs. First Six Months of 2018—The increase in products net sales of $795 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to higher external products net sales of $286 million at MS and $255 million at SAS. The increase in products net sales at MS was spread across numerous programs with no individual or common significant driver. The increase in products net sales at SAS was primarily due to higher products net sales on certain classified programs. The increase in services net sales of $201 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to higher external services net sales of $154 million at IIS principally due to higher services net sales on certain classified programs and higher services net sales from the consolidation of RGNext in the first quarter of 2019 described above in Total Net Sales, partially offset by lower services net sales on programs in support of the Warfighter FOCUS activities described above in Total Net Sales.

Sales to Major Customers - Second Quarter of 2019 vs. Second Quarter of 2018 and First Six Months of 2019 vs. First Six Months of 2018

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Sales to the U.S. government(1)(2)	$4,926	$4,430	69%	67%
U.S. direct commercial sales and other U.S. sales	122	131	2%	2%
Foreign military sales through the U.S. government	1,057	912	15%	14%
Foreign direct commercial sales and other foreign sales(1)	1,054	1,152	15%	17%
Total net sales	$7,159	$6,625	100%	100%

(1)	Excludes foreign military sales through the U.S. government.

(2)
Includes sales to the U.S. Department of Defense (DoD) of $4,697 million, or 66% of total net sales, in the second quarter of 2019 and $4,229 million, or 64% of total net sales, in the second quarter of 2018.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Sales to the U.S. government(1)(2)	$9,602	$8,691	69%	67%
U.S. direct commercial sales and other U.S. sales	240	251	2%	2%
Foreign military sales through the U.S. government	2,075	1,629	15%	13%
Foreign direct commercial sales and other foreign sales(1)	1,971	2,321	14%	18%
Total net sales	$13,888	$12,892	100%	100%

(1)	Excludes foreign military sales through the U.S. government.

(2)	Includes sales to the U.S. DoD of $9,148 million, or 66% of total net sales, in the first six months of 2019 and $8,304 million, or 64% of total net sales, in the first six months of 2018.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Cost of sales
Products	$4,302	$3,903	60.1%	58.9%
Services	903	874	12.6%	13.2%
Total cost of sales	$5,205	$4,777	72.7%	72.1%

Total Cost of Sales - Second Quarter of 2019 vs. Second Quarter of 2018—The increase in total cost of sales of $428 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to higher external cost of sales at SAS and MS. The increase in costs of sales at SAS was primarily due to the programs described above in Total Net Sales. The increase in costs of sales at MS was primarily due to the classified and HARM programs described above in Total Net Sales, partially offset by the Paveway program described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

Products and Services Cost of Sales - Second Quarter of 2019 vs. Second Quarter of 2018—The increase in products cost of sales of $399 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to higher external products cost of sales at SAS and MS. The increase in products cost of sales at SAS was principally due to the programs described above in Total Net Sales. The increase in products cost of sales at MS was spread across numerous programs with no individual or common significant driver. Services cost of sales in the second quarter of 2019 were relatively consistent with the second quarter of 2018.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Cost of sales
Products	$8,304	$7,640	59.8%	59.3%
Services	1,778	1,669	12.8%	12.9%
Total cost of sales	$10,082	$9,309	72.6%	72.2%

Total Cost of Sales - First Six Months of 2019 vs. First Six Months of 2018—The increase in total cost of sales of $773 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to higher external cost of sales at MS, SAS and IIS. Included in the change in cost of sales at MS was lower cost of sales on the Paveway program described above in Total Net Sales and higher cost of sales on the classified programs described above in Total Net Sales. The remaining change at MS was spread across numerous programs with no individual or common significant driver. The increase in costs of sales at SAS and IIS was primarily due to the programs described above in Total Net Sales.

Products and Services Cost of Sales - First Six Months of 2019 vs. First Six Months of 2018—The increase in products cost of sales of $664 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to higher external products cost of sales at MS and SAS. The increase in products cost of sales at MS was spread across numerous programs with no individual or common significant driver. The increase in products cost of sales at SAS was primarily due to the programs described above in Total Net Sales. The increase in services cost of sales of $109 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to higher external services cost of sales at IIS primarily due to the programs described above in Total Net Sales.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Administrative and selling expenses	$578	$540	8.1%	8.2%
Research and development expenses	200	208	2.8%	3.1%
Total general and administrative expenses	$778	$748	10.9%	11.3%

The increase in administrative and selling expenses of $38 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to $23 million of transaction costs related to the proposed merger with UTC and higher administrative and selling expenses at IDS related to activities to support an advanced radar pursuit.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $10 million and $7 million in the second quarters of 2019 and 2018, respectively.

Research and development expenses in the second quarter of 2019 were relatively consistent with the second quarter of 2018.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Administrative and selling expenses	$1,122	$1,068	8.1%	8.3%
Research and development expenses	395	374	2.8%	2.9%
Total general and administrative expenses	$1,517	$1,442	10.9%	11.2%

The increase in administrative and selling expenses of $54 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to $23 million of transaction costs related to the proposed merger with UTC and higher administrative and selling expenses at IDS related to activities to support an advanced radar pursuit.

Net state income taxes allocated to our contracts were $20 million and $17 million in the first six months of 2019 and 2018, respectively.

The increase in research and development expenses of $21 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to higher independent research and development activity at IDS related to next-generation technologies.

Total Operating Expenses

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Total operating expenses	$5,983	$5,525	$11,599	$10,751
% of Total Net Sales	83.6%	83.4%	83.5%	83.4%

The increase in total operating expenses of $458 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to the increase in total cost of sales of $428 million, the primary drivers of which are described above in Total Cost of Sales.

The increase in total operating expenses of $848 million in the first six months of 2019 compared to the first six months of 2018 was due to the increase in total cost of sales of $773 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Operating income	$1,176	$1,100	$2,289	$2,141
% of Total Net Sales	16.4%	16.6%	16.5%	16.6%

The increase in operating income of $76 million in the second quarter of 2019 compared to the second quarter of 2018 was due to the increase in total net sales of $534 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $458 million, the primary drivers of which are described above in Total Operating Expenses.

The increase in operating income of $148 million in the first six months of 2019 compared to the first six months of 2018 was due to the increase in total net sales of $996 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $848 million, the primary drivers of which are described above in Total Operating Expenses.

Total Non-Operating (Income) Expense, Net

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Non-operating (income) expense, net
Retirement benefits non-service expense	$181	$238	$362	$477
Interest expense	45	46	89	93
Interest income	(7)	(8)	(20)	(15)
Other (income) expense, net	(8)	(3)	(28)	2
Total non-operating (income) expense, net	$211	$273	$403	$557

The decrease in total non-operating (income) expense, net of $62 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to a decrease in retirement benefits non-service expense of $57 million principally driven by a decrease in the amortization of net actuarial loss in the second quarter of 2019 compared to the second quarter of 2018 due to a decrease in the unamortized loss at December 31, 2018 compared to December 31, 2017, and the higher discount rate at December 31, 2018 compared to the discount rate at December 31, 2017, partially offset by unfavorable asset performance during 2018.

The decrease in total non-operating (income) expense, net of $154 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to a decrease in retirement benefits non-service expense of $115 million and a change in other (income) expense, net of $30 million. The decrease in retirement benefits non-service expense was principally driven by a decrease in the amortization of net actuarial loss in the second quarter of 2019 compared to the second quarter of 2018 due to a decrease in the unamortized loss at December 31, 2018 compared to December 31, 2017, and the higher discount rate at December 31, 2018 compared to the discount rate at December 31, 2017, partially offset by unfavorable asset performance during 2018. The change in other (income) expense, net was principally driven by a $30 million change in the mark-to-market of marketable securities held in trust associated with certain of our nonqualified deferred compensation and employee benefit plans, due to net gains of $30 million in the first six months of 2019 compared to net gains of less than $1 million in the first six months of 2018.

Federal and Foreign Income Taxes

	Three Months Ended		Six Months Ended
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Federal and foreign income taxes	$152	$37	$298	$170
Effective tax rate	15.8%	4.5%	15.8%	10.7%

On March 4, 2019, the Treasury Department and the Internal Revenue Service (IRS) issued proposed regulations providing guidance for the determination of the deduction amount of foreign-derived intangible income (FDII) and global intangible low-taxed income. Although these rules would affect amounts recorded or amounts expected to be recorded and could increase our income tax expense, we do not expect any material changes to our financial statements if the regulations are finalized as currently drafted.

In the second quarter of 2018, we determined we would make a discretionary contribution to our pension plans of $1.25 billion in the third quarter of 2018. As a result, we recorded a net tax benefit of $95 million in the second quarter of 2018, primarily due to the remeasurement of the related deferred tax asset balance at the 2017 tax rate of 35% versus the 2018 tax rate of 21%, as the discretionary contribution was deductible on our 2017 tax return.

Our effective tax rate in the second quarter of 2019 was 15.8% compared to 4.5% in the second quarter of 2018. The increase of 11.3% was primarily due to the tax benefit recognized related to the discretionary pension contribution, which decreased the second quarter of 2018 tax rate by 11.5% and FDII, which increased the rate by 1.1%, partially offset by the Research and Development tax credit (R&D tax credit), which decreased the rate by 1.4%. The remaining increase of 0.1% is composed of various items which individually and collectively are not significant.

Our effective tax rate in the second quarter of 2019 was 5.2% lower than the statutory federal rate primarily due to FDII, which decreased the rate by 3.4% and the R&D tax credit, which decreased the rate by 3.1%. The offsetting increase of 1.3% is composed of various items which individually and collectively are not significant.

Our effective tax rate in the second quarter of 2018 was 16.5% lower than the statutory federal rate primarily due to the tax benefit recognized related to the discretionary pension contribution, which decreased the rate by 11.5%, FDII, which decreased the rate by 4.5%, the R&D tax credit, which decreased the rate by 1.7% and the tax benefit recognized upon settlement of equity awards, which decreased the rate by 0.8%, partially offset by the foreign rate differential, which increased the rate by 0.8%. The offsetting increase of 1.2% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2019 was 15.8% compared to 10.7% in the first six months of 2018. The increase of 5.1% was primarily due to the tax benefit recognized related to the discretionary pension contribution, which decreased the rate in the first six months of 2018 by 6.0%. The offsetting decrease of 0.9% is composed of various items which individually and collectively are not significant.

Our effective tax rate in the first six months of 2019 was 5.2% lower than the statutory federal rate primarily due to FDII, which decreased the rate by 3.4% and the R&D tax credit, which decreased the rate by 2.4%. The offsetting increase of 0.6% is composed of various items which individually and collectively are not significant.

Our effective tax rate in the first six months of 2018 was 10.3% lower than the statutory federal rate primarily due to the tax benefit recognized related to the discretionary pension contribution, which decreased the rate by 6.0%, FDII, which decreased the rate by 3.8%, the tax benefit recognized upon settlement of equity awards, which decreased the rate by 2.0% and the R&D tax credit, which decreased the rate by 1.7%, partially offset by the foreign rate differential, which increased the rate by 1.3% and the one-time transition tax on undistributed foreign earnings, which increased the rate by 0.7%. The offsetting increase of 1.2% is composed of various items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Income from continuing operations	$813	$790	$1,588	$1,414

The increase in income from continuing operations of $23 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to an increase of $76 million in operating income, the primary drivers of which are described above in Operating Income, and a decrease of $62 million in non-operating (income) expense, net, related to the decrease in retirement benefits non-service expense described above in Total Non-Operating (Income) Expense, Net, partially offset by an increase of $115 million in federal and foreign income taxes related to the increase in our effective tax rate described above in Federal and Foreign Income Taxes.

The increase in income from continuing operations of $174 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to a decrease of $154 million in non-operating (income) expense, net, primarily related to the decrease in retirement benefits non-service expense described above in Total Non-Operating (Income) Expense, Net and an increase of $148 million in operating income, the primary drivers of which are described above in Operating Income, partially offset by an increase of $128 million in federal and foreign income taxes related to the increase in our effective tax rate described above in Federal and Foreign Income Taxes.

Net Income

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Net income	$813	$791	$1,588	$1,414

The increase in net income of $22 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to the $23 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

The increase in net income of $174 million in the first six months of 2019 compared to the first six months of 2018 was due to the $174 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted Earnings Per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Income from continuing operations attributable to Raytheon Company	$817	$799	$1,598	$1,433
Diluted weighted-average shares outstanding	279.9	287.6	281.0	288.2
Diluted EPS from continuing operations attributable to Raytheon Company	$2.92	$2.78	$5.69	$4.98

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.14 in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.71 in the first six months of 2019 compared to the first six months of 2018 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Beginning balance	280.1	287.2	282.1	288.4
Stock plans activity	—	—	1.1	1.0
Share repurchases	(1.7)	(2.0)	(4.8)	(4.2)
Ending balance	278.4	285.2	278.4	285.2

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

	Three Months Ended		Six Months Ended
Bookings (in millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Integrated Defense Systems	$2,549	$1,661	$3,923	$4,136
Intelligence, Information and Services	1,920	1,724	3,554	2,798
Missile Systems	2,351	2,916	3,057	4,306
Space and Airborne Systems	2,507	2,245	4,037	3,517
Forcepoint	148	148	272	248
Total	$9,475	$8,694	$14,843	$15,005

Included in bookings were international bookings of $3,100 million and $1,821 million in the second quarters of 2019 and 2018, respectively, and $3,763 million and $4,669 million in the first six months of 2019 and 2018, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 33% and 21% of total bookings in the second quarters of 2019 and 2018, respectively, and 25% and 31% of total bookings in the first six months of 2019 and 2018, respectively.

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

Backlog (in millions)	Jun 30, 2019	Dec 31, 2018
Integrated Defense Systems	$12,260	$11,557
Intelligence, Information and Services	6,652	6,233
Missile Systems	12,778	13,976
Space and Airborne Systems	10,947	10,126
Forcepoint(1)	494	528
Total	$43,131	$42,420

(1)
Forcepoint backlog excludes the unfavorable impact of $1 million and $2 million at June 30, 2019 and December 31, 2018, respectively, related to the Acquisition Accounting Adjustments to record acquired deferred revenue at fair value.

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

Total net sales by segment were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Integrated Defense Systems	$1,641	$1,514	$3,191	$3,003
Intelligence, Information and Services	1,777	1,687	3,554	3,269
Missile Systems	2,210	2,051	4,216	3,899
Space and Airborne Systems	1,817	1,605	3,470	3,173
Forcepoint	156	148	314	289
Eliminations	(442)	(376)	(856)	(733)
Total business segment sales	7,159	6,629	13,889	12,900
Acquisition Accounting Adjustments	—	(4)	(1)	(8)
Total	$7,159	$6,625	$13,888	$12,892

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

Changes in net EAC adjustments relate to changes in operating income and margin due to revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. For a full description of our EAC process, refer to “Note 5: Changes in Estimates under Percentage of Completion Contract Accounting” within Item 1 of this Form 10-Q. Given that we have thousands of individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

	Three Months Ended		Six Months Ended
EAC Adjustments (in millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Gross favorable	$324	$263	$566	$469
Gross unfavorable	(201)	(134)	(320)	(225)
Total net EAC adjustments	$123	$129	$246	$244

Significant EAC adjustments in the second quarters and first six months of 2019 and 2018 are discussed in the Operating Income and Margin section of each business segment’s discussion below. The decrease in net EAC adjustments of $6 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to the decreases in net EAC adjustments at IDS and MS, partially offset by the increase in net EAC adjustments at IIS. Net EAC adjustments in the first six months of 2019 were relatively consistent with the first six months of 2018. Refer to the individual segment results for further information.

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

Operating income by segment was as follows:

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Integrated Defense Systems	$264	$262	$522	$535
Intelligence, Information and Services	161	128	348	245
Missile Systems	253	231	443	443
Space and Airborne Systems	229	206	441	399
Forcepoint	(3)	(8)	(12)	(15)
Eliminations	(46)	(41)	(93)	(81)
Total business segment operating income	858	778	1,649	1,526
Acquisition Accounting Adjustments	(27)	(34)	(55)	(67)
FAS/CAS Operating Adjustment	363	353	729	707
Corporate	(18)	3	(34)	(25)
Total	$1,176	$1,100	$2,289	$2,141

Integrated Defense Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	% Change	Jun 30, 2019	Jul 1, 2018	% Change
Total net sales	$1,641	$1,514	8.4%	$3,191	$3,003	6.3%
Total operating expenses
Cost of sales—labor	591	540	9.4%	1,134	1,093	3.8%
Cost of sales—materials and subcontractors	545	478	14.0%	1,048	944	11.0%
Other cost of sales and other operating expenses	241	234	3.0%	487	431	13.0%
Total operating expenses	1,377	1,252	10.0%	2,669	2,468	8.1%
Operating income	$264	$262	0.8%	$522	$535	(2.4)%
Operating margin	16.1%	17.3%		16.4%	17.8%

Change in Operating Income (in millions)	Three Months Ended Jun 30, 2019 Versus Three Months Ended Jul 1, 2018			Six Months Ended Jun 30, 2019 Versus Six Months Ended Jul 1, 2018
Volume		$23			$38
Net change in EAC adjustments		(21)			(5)
Mix and other performance		—			(46)
Total change in operating income		$2			$(13)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	% Change	Jun 30, 2019	Jul 1, 2018	% Change
Bookings	$2,549	$1,661	53.5%	$3,923	$4,136	(5.1)%

Total Net Sales—The increase in total net sales of $127 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to higher net sales of $110 million on certain European Patriot® programs mostly awarded in 2018 and higher net sales of $86 million on an international Patriot program awarded in the second quarter of 2019 driven by the recognition of previously inventoried costs, partially offset by lower net sales of $109 million on certain international Patriot programs due to the scheduled completion of certain production phases of the programs.

The increase in total net sales of $188 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to higher net sales of $197 million on the certain European Patriot programs mostly awarded in 2018, higher net sales of $110 million on various Patriot programs for a Middle East and North Africa (MENA) customer from the completion of a transaction to satisfy all of our existing offset obligations on the programs, higher net sales of $86 million on an international Patriot program awarded in the second quarter of 2019 driven by the recognition of previously inventoried costs, higher net sales of $54 million on a naval radar program driven by awards in the first quarter of 2019 and higher net sales of $52 million on an international Patriot program awarded in the fourth quarter of 2018, partially offset by lower net sales of $182 million on an international Patriot program awarded in the first quarter of 2018 and lower net sales of $145 million on certain international Patriot programs, both due to the scheduled completion of certain production phases of the programs. Included in the lower net sales of $182 million on the international Patriot program awarded in the first quarter of 2018 was an estimated $90 million of net sales recognized in the first quarter of 2018 from previously inventoried costs.

Total Operating Expenses—The increase in total operating expenses of $125 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to an increase in materials and subcontractors costs of $67 million and an increase in labor costs of $51 million. The increase in materials and subcontractors costs was primarily due to activity on the programs described above in Total Net Sales with the remaining change spread across numerous programs with no individual or common significant driver. The increase in labor costs was primarily due to activity on the programs described above in Total Net Sales.

The increase in total operating expenses of $201 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to an increase in materials and subcontractors costs of $104 million and an increase in other cost of sales and other operating expenses of $56 million. The increase in materials and subcontractors costs was primarily due to the completion of the offset transaction on various Patriot programs for a MENA customer described above in Total Net Sales, higher activity on the certain European Patriot programs described above in Total Net Sales, higher activity on the international Patriot program awarded in the second quarter of 2019 described above in Total Net Sales, higher activity on an international air and missile defense system program due to planned increases in production, higher activity on the international Patriot program awarded in the fourth quarter of 2018 described above in Total Net Sales and higher activity on the naval radar program described above in Total Net Sales, partially offset by lower activity on the international Patriot program awarded in the first quarter of 2018 and on the certain international Patriot programs, both described above in Total Net Sales. The increase in other cost of sales and other operating expenses was primarily due to higher general and administrative expenses driven by higher independent research and development costs principally related to next-generation radars.

Operating Income and Margin—Operating income in the second quarter of 2019 was relatively consistent with the second quarter of 2018. The increase in volume of $23 million was primarily due to activity on the programs described above in Total Net Sales. The net change in EAC adjustments of $21 million was primarily driven by higher program efficiencies in the second quarter of 2018 on an international Patriot program. The decrease in operating margin in the second quarter of 2019 compared to the second quarter of 2018 was due to the net change in EAC adjustments.

The decrease in operating income of $13 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to a change in mix and other performance of $46 million, partially offset by an increase in volume of $38 million. The change in mix and other performance was principally driven by lower sales on the international Patriot program awarded in the first quarter of 2018 described above in Total Net Sales. Included in the change in mix and other performance was a $6 million gain on a real estate transaction in the first quarter of 2019. The increase in volume was primarily due to the activity on the programs described above in Total Net Sales and included $14 million related to the offset transaction described above. Included in the net change in EAC adjustments was $30 million of favorable profit adjustments in the first quarter of 2019 related to the offset transaction discussed above in Total Net Sales due to a reduction of expected costs to fulfill our offset obligations on several contracts. In total, the offset transaction resulted in $44 million of operating income in the first quarter of 2019. The decrease in operating margin in the first six months of 2019 compared to the first six months of 2018 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $12,260 million at June 30, 2019 compared to $11,557 million at December 31, 2018. The increase in backlog of $703 million at June 30, 2019 compared to December 31, 2018 was primarily due to bookings in excess of sales at our Integrated Air and Missile Defense (IAMD) and Mission Systems and Sensors (MSS) product lines. Bookings increased by $888 million in the second quarter of 2019 compared to the second quarter of 2018. In the second quarter of 2019, IDS booked $485 million and $375 million to provide advanced Patriot air and missile defense capability for Romania and the State of Qatar, respectively. IDS also booked $506 million on National Advanced Surface-to-Air Missile System (NASAMS™) for Australia, $344 million on the Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2) radar program for the Kingdom of Saudi Arabia (KSA); $206 million on the Multi-Function Radio Frequency System (MFRFS) program for the U.S. Army and $93 million to provide engineering support services for an international customer. In the second quarter of 2018, IDS booked $329 million to provide advanced Patriot air and missile defense capabilities for Romania, $274 million for the Collins class submarine program for the Royal Australian Navy, $148 million on the Air and Missile Defense Radar (AMDR) program for the U.S. Navy, $95 million on the MFRFS program for the U.S. Army, and $83 million for the Barracuda mine neutralization system for the U.S. Navy.

Bookings decreased by $213 million in the first six months of 2019 compared to the first six months of 2018. In addition to the bookings noted above, in the first six months of 2019, IDS booked $452 million on the AMDR program for the U.S. Navy, $331 million to provide Patriot engineering services support for the U.S. Army and international customers and $103 million to provide advanced Patriot air and missile defense capability for the U.S. Army and international customers. In addition to the bookings noted above, in the first six months of 2018, IDS booked $1.6 billion to provide advanced Patriot air and missile defense capability to an international customer, $270 million to provide Patriot engineering services support for U.S. and international customers, $143 million to provide Patriot depot support for an international customer and $142 million to provide Patriot spares for an international customer.

Intelligence, Information and Services
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	% Change	Jun 30, 2019	Jul 1, 2018	% Change
Total net sales	$1,777	$1,687	5.3%	$3,554	$3,269	8.7%
Total operating expenses
Cost of sales—labor	725	688	5.4%	1,450	1,381	5.0%
Cost of sales—materials and subcontractors	672	656	2.4%	1,370	1,234	11.0%
Other cost of sales and other operating expenses	219	215	1.9%	386	409	(5.6)%
Total operating expenses	1,616	1,559	3.7%	3,206	3,024	6.0%
Operating income	$161	$128	25.8%	$348	$245	42.0%
Operating margin	9.1%	7.6%		9.8%	7.5%

Change in Operating Income (in millions)	Three Months Ended Jun 30, 2019 Versus Three Months Ended Jul 1, 2018			Six Months Ended Jun 30, 2019 Versus Six Months Ended Jul 1, 2018
Volume		$5			$19
Net change in EAC adjustments		25			37
Mix and other performance		3			47
Total change in operating income		$33			$103

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	% Change	Jun 30, 2019	Jul 1, 2018	% Change
Bookings	$1,920	$1,724	11.4%	$3,554	$2,798	27.0%

Total Net Sales—The increase in total net sales of $90 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to higher net sales of $77 million on classified programs in both cyber and space and higher net sales of $48 million from the consolidation of RGNext in the first quarter of 2019, partially offset by lower net sales of $76 million on programs in support of the U.S. Army’s Warfighter FOCUS activities, which continue to transition to a number of competitively-awarded replacement programs. In the first quarter of 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture, increasing our equity ownership to 60% and giving us control of the operations of RGNext with the partner having only protective rights. The results of RGNext are included in IIS’s segment results effective as of the February 8, 2019 consolidation date. See “Note 10: Acquisitions, Divestitures and Goodwill” within Item 1 of this Form 10-Q for additional detail.

The increase in total net sales of $285 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to higher net sales of $227 million on classified programs in both cyber and space and higher net sales of $86 million from the consolidation of RGNext in the first quarter of 2019 described above, partially offset by lower net sales of $129 million on programs in support of the U.S. Army’s Warfighter FOCUS activities, which continue to transition to a number of competitively-awarded replacement programs.

Total Operating Expenses—The increase in total operating expenses of $57 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to an increase in labor costs of $37 million driven principally by the consolidation of RGNext in the first quarter of 2019 described above in Total Net Sales.

The increase in total operating expenses of $182 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to an increase in materials and subcontractors costs of $136 million and an increase in labor costs of $69 million, partially offset by a decrease in other cost of sales and other operating expenses of $23 million. The increase in materials and subcontractors costs was driven principally by higher activity on the classified programs described above in Total Net Sales and higher activity in support of the Development, Operations and Maintenance (DOMino) cyber program for the Department of Homeland Security (DHS) due to planned program schedule requirements, partially offset by lower activity on the programs in support of the U.S. Army’s Warfighter FOCUS activities described above in Total Net Sales. The increase in labor costs was driven principally by the consolidation of RGNext in the first quarter of 2019 described above in Total Net Sales. The decrease in other cost of sales and other operating expenses was driven primarily by a non-cash gain of $21 million from the remeasurement of our equity method investment in RGNext to fair value in the first quarter of 2019, which was recorded as a reduction to cost of sales.

As discussed above in Total Net Sales, in the first quarter of 2019, we acquired additional equity ownership in the RGNext joint venture.

Operating Income and Margin—The increase in operating income of $33 million and the related increase in operating margin in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to a net change in EAC adjustments of $25 million spread across numerous programs with no individual or common significant driver.

The increase in operating income of $103 million and the related increase in operating margin in the first six months of 2019 compared to the first six months of 2018 was primarily due to a change in mix and other performance of $47 million and a net change in EAC adjustments of $37 million. The change in mix and other performance was primarily due to the non-cash gain of $21 million from the remeasurement of our equity method investment in RGNext in the first quarter of 2019 described above in Total Operating Expenses and a $13 million gain in the first quarter of 2019 on the sale of residual materials and supplies previously used to support the Warfighter FOCUS programs. The net change in EAC adjustments was spread across numerous programs with no individual or common significant driver.

Backlog and Bookings—Backlog was $6,652 million at June 30, 2019 compared to $6,233 million at December 31, 2018. The increase in backlog of $419 million at June 30, 2019 compared to December 31, 2018 was primarily due to the consolidation of RGNext, as described above in Total Net Sales. Bookings increased by $196 million in the second quarter of 2019 compared to the second quarter of 2018. In the second quarter of 2019, IIS booked $146 million on domestic and foreign training programs in support of Warfighter FOCUS activities and $105 million to provide cybersecurity support for an international customer. IIS also booked $821 million on a number of classified contracts. In the second quarter of 2018, IIS booked $227 million on domestic training programs and $71 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $802 million on a number of classified contracts.

Bookings increased by $756 million in the first six months of 2019 compared to the first six months of 2018. In addition to the bookings above, in the first six months of 2019, IIS booked $148 million on domestic and foreign training programs in support of Warfighter FOCUS activities and $92 million to provide support for the North Warning System for the Canadian government. IIS also booked $744 million on a number of classified contracts. In addition to the bookings above, in the first six months of 2018, IIS booked $80 million on domestic and foreign training programs in support of Warfighter FOCUS activities. IIS also booked $514 million on a number of classified contracts.

Missile Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	% Change	Jun 30, 2019	Jul 1, 2018	% Change
Total net sales	$2,210	$2,051	7.8%	$4,216	$3,899	8.1%
Total operating expenses
Cost of sales—labor	710	637	11.5%	1,395	1,259	10.8%
Cost of sales—materials and subcontractors	971	888	9.3%	1,854	1,714	8.2%
Other cost of sales and other operating expenses	276	295	(6.4)%	524	483	8.5%
Total operating expenses	1,957	1,820	7.5%	3,773	3,456	9.2%
Operating income	$253	$231	9.5%	$443	$443	—%
Operating margin	11.4%	11.3%		10.5%	11.4%

Change in Operating Income (in millions)	Three Months Ended Jun 30, 2019 Versus Three Months Ended Jul 1, 2018			Six Months Ended Jun 30, 2019 Versus Six Months Ended Jul 1, 2018
Volume		$17			$40
Net change in EAC adjustments		(13)			(37)
Mix and other performance		18			(3)
Total change in operating income		$22			$—

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	% Change	Jun 30, 2019	Jul 1, 2018	% Change
Bookings	$2,351	$2,916	(19.4)%	$3,057	$4,306	(29.0)%
Total Net Sales—The increase in total net sales of $159 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to higher net sales of $79 million on classified programs, higher net sales of $54 million on the HARM program awarded in the second quarter of 2019 and higher net sales of $48 million on the Phalanx program primarily due to planned increases in production and contract definitization on a performance based logistics contract in the second quarter of 2019, partially offset by lower net sales of $104 million on the Paveway program due to planned decreases in production, with the remaining change spread across numerous programs with no individual or common significant driver.

The increase in total net sales of $317 million in the first six months of 2019 compared to the first six months of 2018 was spread across numerous programs with no individual or common significant driver. Included in the change in total net sales were lower net sales of $170 million on the Paveway program due to planned decreases in production and higher net sales of $131 million on classified programs.

Total Operating Expenses—The increase in total operating expenses of $137 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to an increase in materials and subcontractors costs of $83 million and an increase in labor costs of $73 million, partially offset by a decrease in other cost of sales and other operating expenses of $19 million. The increase in materials and subcontractors costs was primarily due to increased activity on the classified programs described above in Total Net Sales. Almost half of the increase in labor costs was driven by increased activity on the classified programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The decrease in other cost of sales and other operating expenses was driven principally by lower general and administrative expenses primarily due to the timing of independent research and development costs, partially offset by the timing of costs applied to contracts through rates.

The increase in total operating expenses of $317 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to an increase in materials and subcontractors costs of $140 million, an increase in labor costs of $136 million and an increase in other cost of sales and other operating expenses of $41 million. The increase in materials and subcontractors costs was spread across numerous programs with no individual or common significant driver and included increased activity on the classified programs described above in Total Net Sales and decreased activity on the Paveway program described above in Total Net Sales. Almost half of the increase in labor costs was driven by increased activity on the classified programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in other cost of sales and other operating expenses was driven principally by the cost of exchange credits granted to the customer in return for transferring material to us to be refurbished on the HARM program awarded in the second quarter of 2019.

Operating Income and Margin—The increase of $22 million in operating income in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to a change in mix and other performance of $18 million and an increase in volume of $17 million, partially offset by a net change in EAC adjustments of $13 million. The change in mix and other performance was spread across numerous programs with no individual or common significant driver. The increase in volume was spread across numerous programs with no individual or common significant driver. The net change in EAC adjustments was primarily driven by a $39 million loss reserve recorded in the second quarter of 2019 for a potential termination for default on a U.S. customer program, as we determined we would not be able to execute the technical scope and other requirements, partially due to conditions outside our control, as discussed further in Commitments and Contingencies, partially offset by a $31 million favorable net change in EAC adjustments on the Phalanx program primarily due to improved net performance on refurbishment contracts and contract definitization on a performance based logistics contract in the second quarter of 2019. Included in the net change in EAC adjustments was a total adjustment of $26 million on two contracts in the second quarter of 2019 primarily driven by reductions of expected costs to fulfill industrial cooperation agreements for an international customer due to a favorable change in requirements. Operating margin in the second quarter of 2019 was relatively consistent with the second quarter of 2018.

Operating income in the first six months of 2019 was relatively consistent with the first six months of 2018. The increase in volume of $40 million was spread across numerous programs with no individual or common significant driver. The net change in EAC adjustments of $37 million was principally driven by a $39 million loss reserve recorded in the second quarter of 2019 for a potential termination for default on a U.S. customer program, as we determined we would not be able to execute the technical scope and other requirements partially due to conditions outside our control. Included in the net change in EAC adjustments was a total adjustment of $26 million on two contracts in the second quarter of 2019 primarily driven by reductions of expected costs to fulfill industrial cooperation agreements for an international customer due to a favorable change in requirements. The decrease in operating margin in the first six months of 2019 compared to the first six months of 2018 was primarily due to the net change in EAC adjustments.

Backlog and Bookings—Backlog was $12,778 million at June 30, 2019 compared to $13,976 million at December 31, 2018. The decrease in backlog of $1,198 million at June 30, 2019 compared to December 31, 2018 was primarily due to sales in excess of bookings within our Strategic and Naval Systems (SNS) product line. Bookings decreased by $565 million in the second quarter of 2019 compared to the second quarter of 2018. In the second quarter of 2019, MS booked $477 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy, U.S. Air Force and international customers, $232 million for Tube-launched, Optically-tracked, Wireless-guided (TOW®) missiles for the U.S. Army, U.S. Marine Corps and international customers, $200 million for Excalibur® for the U.S. Army, $190 million for the Coyote® Rapid Development Program (CRDP) for a U.S. customer, $120 million for StormBreaker™ for the U.S. Air Force and $101 million for HARM for the U.S Air Force and international customers. MS also booked $448 million on a number of classified contracts. In the second quarter of 2018, MS booked $933 million for Standard Missile-3 (SM-3®) for the Missile Defense Agency (MDA) and an international customer, $237 million for Rolling Airframe Missile (RAM™) for the U.S. Navy and international customers, $205 million for TOW missiles for the U.S. Army, U.S. Marine Corps and international customers, $167 million for Tomahawk for the U.S. Navy, U.S. Air Force and international customers, $109 million for Miniature Air Launched Decoy (MALD®) for the U.S. Air Force, $99 million for Excalibur for the U.S. Army and $78 million for Evolved Seasparrow Missile (ESSM®) for the U.S. Navy and international customers. MS also booked $707 million on a number of classified contracts, including $127 million on a major contract.

Bookings decreased by $1,249 million in the first six months of 2019 compared to the first six months of 2018. In addition to the bookings above, in the first six months of 2019, MS booked $131 million for ESSM for the U.S. Navy and an international customer and $160 million for RAM for the U.S. Navy and international customers. MS also booked $154 million on a number of classified contracts. In addition to the bookings above, in the first six months of 2018, MS booked $601 million for Advanced Medium-Range Air-to-Air Missile (AMRAAM®) for the U.S. Air Force, U.S. Navy and international customers, $255 million for StormBreaker, for the U.S. Air Force and $114 million for Commander’s Independent Thermal Viewers (CITV) for the U.S. Army and an international customer. MS also booked $130 million on a number of classified contracts.

Space and Airborne Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	% Change	Jun 30, 2019	Jul 1, 2018	% Change
Total net sales	$1,817	$1,605	13.2%	$3,470	$3,173	9.4%
Total operating expenses
Cost of sales—labor	795	680	16.9%	1,548	1,368	13.2%
Cost of sales—materials and subcontractors	487	435	12.0%	911	826	10.3%
Other cost of sales and other operating expenses	306	284	7.7%	570	580	(1.7)%
Total operating expenses	1,588	1,399	13.5%	3,029	2,774	9.2%
Operating income	$229	$206	11.2%	$441	$399	10.5%
Operating margin	12.6%	12.8%		12.7%	12.6%

Change in Operating Income (in millions)	Three Months Ended Jun 30, 2019 Versus Three Months Ended Jul 1, 2018			Six Months Ended Jun 30, 2019 Versus Six Months Ended Jul 1, 2018
Volume		$22			$29
Net change in EAC adjustments		3			7
Mix and other performance		(2)			6
Total change in operating income		$23			$42

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	% Change	Jun 30, 2019	Jul 1, 2018	% Change
Bookings	$2,507	$2,245	11.7%	$4,037	$3,517	14.8%

Total Net Sales—The increase in total net sales of $212 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to higher net sales of $51 million on classified programs principally driven by 2018 awards, higher net sales of $24 million on the Next Gen OPIR program for the U.S. Air Force awarded in third quarter of 2018 and higher net sales of $20 million on an international tactical radar systems program principally due to scheduled increases in program activity with the remaining change spread across numerous programs with no individual or common significant driver.

The increase in total net sales of $297 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to higher net sales of $104 million on classified programs principally driven by 2018 awards, higher net sales of $40 million on the Next Gen OPIR program for the U.S. Air Force awarded in third quarter of 2018, and higher net sales of $31 million on an international tactical radar systems program principally due to scheduled increases in program activity.

Total Operating Expenses—The increase in total operating expenses of $189 million in the second quarter of 2019 compared to the second quarter of 2018 was principally driven by an increase in labor costs of $115 million, an increase in materials and subcontractors costs of $52 million and an increase in other costs of sales and other operating expenses of $22 million. The increase in labor costs was primarily due to activity on the programs described above in Total Net Sales. The increase in materials and subcontractors costs was spread across numerous programs with no individual or common significant driver. The increase in other costs of sales and other operating expenses was principally due to a $16 million change in the amount of previously deferred precontract costs recognized based on contract awards.

The increase in total operating expenses of $255 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to an increase in labor costs of $180 million and an increase in materials and subcontractors costs of $85 million. The increase in labor costs was primarily due to activity on the programs described above in Total Net Sales. The increase in materials and subcontractors costs was primarily due to activity on the classified programs described above in Total Net Sales and on a surveillance and targeting systems production program for the U.S. Air Force awarded in the third quarter of 2018.

Operating Income and Margin—The increase in operating income of $23 million in the second quarter of 2019 compared to the second quarter of 2018 was principally due to an increase in volume of $22 million primarily driven by activity on the programs described above in Total Net Sales. Included in mix and other performance was a gain of $8 million in the second quarter of 2018 from the sale of our commercial cloud-based call center analytics business, which was recorded as a reduction to cost of sales. Operating margin in the second quarter of 2019 was relatively consistent with the second quarter of 2018.

The increase in operating income of $42 million in the first six months of 2019 compared to the first six months of 2018 was principally due to an increase in volume of $29 million primarily driven by activity on the programs described above in Total Net Sales. Included in mix and other performance was a gain of $8 million in the second quarter of 2018 from the sale of our commercial cloud-based call center analytics business. Operating margin in the first six months of 2019 was relatively consistent with the first six months of 2018.

Backlog and Bookings—Backlog was $10,947 million at June 30, 2019 compared to $10,126 million at December 31, 2018. The increase in backlog of $821 million at June 30, 2019 compared to December 31, 2018 was primarily driven by bookings in excess of sales principally within our Secure Sensor Solutions (S3) and Intelligence, Surveillance and Reconnaissance Systems (ISRS) product lines. Bookings increased by $262 million in the second quarter of 2019 compared to the second quarter of 2018. In the second quarter of 2019, SAS booked $218 million for radar components for the U.S. Navy, $93 million for the Multi-Spectral Targeting System (MTS) for the U.S. Air Force, $88 million for radar warning receivers for the U.S. Air Force, and $77 million for missile seekers for the U.S. Navy and an international customer. SAS also booked $876 million on a number of classified contracts. In the second quarter of 2018, SAS booked $1,121 million on a number of classified contracts, including $441 million for a major domestic classified program.

Bookings increased by $520 million in the first six months of 2019 compared to the first six months of 2018. In addition to the bookings noted above, in the first six months of 2019, SAS booked $302 million on the Advanced Synthetic Aperture Radar System (ASARS) program for the U.S. Air Force and $93 million for the Next Gen OPIR program for the U.S. Air Force. SAS also booked $451 million on a number of classified contracts. In addition to the bookings noted above, in the first six months of 2018, SAS booked $87 million for the next-generation MTS for the U.S. Air Force and $85 million for radar components for the U.S. Navy. SAS also booked $356 million on a number of classified contracts.

Forcepoint
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	% Change	Jun 30, 2019	Jul 1, 2018	% Change
Total net sales	$156	$148	5.4%	$314	$289	8.7%
Total operating expenses
Cost of sales	35	29	20.7%	75	56	33.9%
Selling and marketing	73	70	4.3%	146	134	9.0%
Research and development	30	36	(16.7)%	60	73	(17.8)%
General and administrative	21	21	—%	45	41	9.8%
Total operating expenses	159	156	1.9%	326	304	7.2%
Operating income (loss)	$(3)	$(8)	(62.5)%	$(12)	$(15)	(20.0)%
Operating margin	(1.9)%	(5.4)%		(3.8)%	(5.2)%

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2019	Jul 1, 2018	% Change	Jun 30, 2019	Jul 1, 2018	% Change
Bookings	$148	$148	—%	$272	$248	9.7%

Total Net Sales—The increase in total net sales of $8 million in the second quarter of 2019 compared to the second quarter of 2018 was principally due to $10 million of higher Global Government and Critical Infrastructure sales primarily due to a higher volume of product bookings. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

The increase in total net sales of $25 million in the first six months of 2019 compared to the first six months of 2018 was principally due to $24 million of higher Global Government and Critical Infrastructure sales primarily due to a higher volume of product bookings. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

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

Total operating expenses in the second quarter of 2019 were relatively consistent with the second quarter of 2018. The increase in cost of sales of $6 million was principally due to staffing to support fulfillment of higher services sales. The decrease in research and development expenses of $6 million was principally driven by optimization of our research and development labor force, including headcount reductions and an increase in capitalized labor costs related to the development of our Software as a Service (SaaS) platform. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Total operating expenses in the first six months of 2019 increased $22 million compared to the first six months of 2018 primarily due to an increase in cost of sales of $19 million and an increase in selling and marketing expenses of $12 million, partially offset by a decrease in research and development expenses of $13 million. The increase in cost of sales was principally due to staffing to support fulfillment of higher services sales and increased hardware sales. The increase in selling and marketing expense was principally driven by higher costs for the sales organization due to increased staffing and training. The decrease in research and development expenses was principally driven by optimization of our research and development labor force, including headcount reductions and an increase in capitalized labor costs related to the development of our SaaS platform. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Operating Income (Loss) and Margin—The change in operating income (loss) of $5 million and the related change in operating margin in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to the increase in total net sales described above in Total Net Sales.

The change in operating income (loss) of $3 million and the related change in operating margin in the first six months of 2019 compared to the first six months of 2018 was primarily due to the increase in total net sales described above in Total Net Sales, partially offset by the increase in total operating expenses described above in Total Operating Expenses.

Backlog and Bookings—Backlog was $494 million at June 30, 2019, $528 million at December 31, 2018 and $454 million at July 1, 2018. The decrease in backlog of $34 million at June 30, 2019 compared to December 31, 2018 was primarily due to the seasonality of the Enterprise Security products experiencing higher bookings in the fourth quarter of each year.

Bookings in the second quarter of 2019 were relatively consistent with the second quarter of 2018. Bookings increased by $24 million in the first six months of 2019 compared to the first six months of 2018 primarily due to the volume of Global Government and Critical Infrastructure awards.

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

The components of Acquisition Accounting Adjustments were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Deferred revenue adjustment	$—	$(4)	$(1)	$(8)
Amortization of acquired intangibles	(27)	(30)	(54)	(59)
Total Acquisition Accounting Adjustments	$(27)	$(34)	$(55)	$(67)

The deferred revenue adjustment related to acquisitions in the Forcepoint segment.

Amortization of acquired intangibles related to acquisitions in the segments was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Integrated Defense Systems	$—	$—	$—	$—
Intelligence, Information and Services	6	6	12	11
Missile Systems	—	1	—	1
Space and Airborne Systems	1	2	3	4
Forcepoint	20	21	39	43
Total	$27	$30	$54	$59

The change in our Acquisition Accounting Adjustments of $7 million in the second quarter of 2019 compared to the second quarter of 2018 was due to a $4 million decrease in the deferred revenue adjustment, principally driven by lower amounts recognized related to the Stonesoft acquisition in the first quarter of 2016.

The change in our Acquisition Accounting Adjustments of $12 million in the first six months of 2019 compared to the first six months of 2018 was due to a $7 million decrease in the deferred revenue adjustment, principally driven by lower amounts recognized related to the Stonesoft acquisition in the first quarter of 2016.

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

The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
FAS/CAS Pension Operating Adjustment	$361	$350	$723	$701
FAS/CAS PRB Operating Adjustment	2	3	6	6
FAS/CAS Operating Adjustment	$363	$353	$729	$707

The components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
FAS service cost (expense)	$(104)	$(130)	$(210)	$(258)
CAS expense	467	483	939	965
FAS/CAS Operating Adjustment	$363	$353	$729	$707

The change in our FAS/CAS Operating Adjustment of $10 million in the second quarter of 2019 compared to the second quarter of 2018 was driven by a $26 million decrease in our FAS service cost, partially offset by a $16 million decrease in our CAS expense. The decrease in our FAS service cost was primarily due to the higher discount rate at December 31, 2018 compared to the discount rate at December 31, 2017. The decrease in our CAS expense was primarily due to unfavorable asset performance during 2018.

The change in our FAS/CAS Operating Adjustment of $22 million in the first six months of 2019 compared to the first six months of 2018 was driven by a $48 million decrease in our FAS service cost, partially offset by a $26 million decrease in our CAS expense. The decrease in our FAS service cost was principally driven by the higher discount rate at December 31, 2018 compared to the discount rate at December 31, 2017. The decrease in our CAS expense was primarily due to unfavorable asset performance during 2018.

Corporate
Corporate operating income consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

Operating income related to Corporate was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Corporate	$(18)	$3	$(34)	$(25)

The change in operating income related to Corporate of $21 million in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to $23 million of transaction costs related to the proposed merger with UTC.

Operating income related to Corporate in the first six months of 2019 included $23 million of transaction costs related to the proposed merger with UTC and miscellaneous favorable items not allocated to segments results, and was relatively consistent with the first six months of 2018.

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

In addition, the following table highlights selected measures of our liquidity and capital resources:

(In millions)	Jun 30, 2019	Dec 31, 2018
Cash and cash equivalents	$2,173	$3,608
Working capital(1)	3,655	3,674
Amount available under credit facilities	950	950
(1)    Amounts have been recast to reflect the adoption of ASU 2016-02, Leases (Topic 842).

Operating Activities

	Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018
Net cash provided by (used in) operating activities from continuing operations	$412	$1,439
Net cash provided by (used in) operating activities	412	1,440

The decrease in net cash provided by (used in) operating activities of $1,028 million in the first six months of 2019 compared to the first six months of 2018, was primarily due to higher net tax payments as discussed below in Tax Payments and Refunds, an unfavorable change in contract assets and contract liabilities principally driven by the timing of collections on certain international contracts, and the timing of vendor payments.

Pension Plan Contributions—We made the following contributions to our pension and PRB plans:

	Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018
Required pension contributions	$196	$488
PRB contributions	11	9
Total	$207	$497

Tax Payments and Refunds—We made (received) the following net tax payments (refunds):

	Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018
Federal	$404	$(185)
Foreign	20	34
State	24	12

We expect full-year net federal, foreign and state tax payments to be approximately $920 million in 2019.

Interest Payments—We made interest payments on our outstanding debt of $97 million in both the first six months of 2019 and 2018.

Investing Activities

	Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018
Net cash provided by (used in) investing activities	$(469)	$(77)

The change in net cash provided by (used in) investing activities of $392 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to our short-term investments activity, as described below in Short-term Investments Activity, and an increase in additions to property, plant and equipment as described below in Additions to Property, Plant and Equipment and Capitalized Internal-Use Software.

Additions to Property, Plant and Equipment and Capitalized Internal-Use Software—Additions to property, plant and equipment and capitalized internal-use software were as follows:

	Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018
Additions to property, plant and equipment	$438	$366
Additions to capitalized internal-use software	25	28

The increase in additions to property, plant and equipment of $72 million in the first six months of 2019 compared to the first six months of 2018 was primarily driven by program related requirements, due to recent and anticipated growth, and investment in productivity initiatives, including high-technology production facilities and continuing factory automation upgrades.

We expect full-year property, plant and equipment and capitalized internal-use software expenditures to be between approximately $1,050–$1,125 million and $70–$95 million, respectively, in 2019, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We may invest in marketable securities in accordance with our short-term investment policy and cash management strategy. Marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. There was no activity on short-term investments in the first six months of 2019. In the first six months of 2018, maturities of short-term investments were $309 million.

Acquisitions and Divestitures—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. In the first quarter of 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture increasing our equity ownership to 60%. See “Note 10: Acquisitions, Divestitures and Goodwill” within Item 1 of this Form 10-Q for additional detail. In May 2018, we completed the sale of our commercial cloud-based call center analytics solutions business for $11 million in cash, net of transaction-related costs.

Financing Activities

	Six Months Ended
(In millions)	Jun 30, 2019	Jul 1, 2018
Net cash provided by (used in) financing activities	$(1,381)	$(1,376)

We generally use cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash provided by (used in) financing activities of $5 million in the first six months of 2019 compared to the first six months of 2018 was primarily due to an increase in the dividends paid as described below in Cash Dividends, partially offset by the activity on our share repurchases to satisfy our tax withholding obligations, as discussed below in Share Repurchases.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. In November 2017, our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At June 30, 2019, we had approximately $0.7 billion available under the 2017 repurchase program. However, the merger agreement restricts us from repurchasing shares other than to satisfy tax withholding obligations. For more information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC)” within Item 1 of this Form 10-Q.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Six Months Ended
(In millions)	Jun 30, 2019		Jul 1, 2018
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$800	4.4	$800	3.8
Shares repurchased to satisfy tax withholding obligations	66	0.4	91	0.4
Total share repurchases	$866	4.8	$891	4.2

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Six Months Ended
(In millions, except per share amounts)	Jun 30, 2019	Jul 1, 2018
Cash dividends declared per share	$1.885	$1.735
Total dividends paid	510	480

In March 2019, our Board of Directors authorized an 8.6% increase to our annual dividend payout rate from $3.47 to $3.77 per share. Dividends are subject to quarterly approval by our Board of Directors.

In May 2019, we entered into treasury rate lock contracts with a notional amount of $375 million, which will mature in the fourth quarter of 2019, in anticipation of the probable issuance of debt.

CAPITAL RESOURCES
Long-term Debt—Total long-term debt, including the current portion of long-term debt, was $4.8 billion at both June 30, 2019 and December 31, 2018. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2020 through 2044.

Cash and Cash Equivalents—Cash and cash equivalents were $2.2 billion and $3.6 billion at June 30, 2019 and December 31, 2018, respectively. We may invest in: U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents balances held at our foreign subsidiaries were approximately $321 million and $326 million at June 30, 2019 and December 31, 2018, respectively. Our undistributed earnings of our foreign subsidiaries are not permanently reinvested. We continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Commercial Paper—The Company may issue up to $1.25 billion of unsecured commercial paper notes, as the commercial paper is backed by our credit facility. At June 30, 2019, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.502% and 12 days, respectively. The maximum amount of short-term commercial paper borrowings outstanding during the first six months of 2019 was $300 million. At December 31, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.954% and 16 days, respectively.

Credit Facilities—In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at June 30, 2019, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from approximately 20 separate highly rated lenders, each committing no more than 10% of the facility. As of June 30, 2019 and December 31, 2018, there were no borrowings or letters of credit outstanding under this credit facility. The $300 million of commercial paper outstanding at June 30, 2019 reduced the amount available under our credit facility to $950 million.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants as of June 30, 2019. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 29.3% at June 30, 2019. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

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

(In millions, except percentages)	Jun 30, 2019	Dec 31, 2018
Total remediation costs—undiscounted	$193	$193
Weighted-average discount rate	5.1%	5.1%
Total remediation costs—discounted	$131	$128
Recoverable portion	86	82

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

(In millions)	Jun 30, 2019	Dec 31, 2018
Guarantees	$222	$201
Letters of credit	2,260	2,503
Surety bonds	74	166

All guarantees at June 30, 2019 and December 31, 2018 related to our joint venture in Thales-Raytheon Systems Air and Missile Defense Command and Control S.A.S. (TRS AMDC2). We provide these guarantees, as well as letters of credit, to TRS AMDC2 and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of these entities failing to meet their obligations described above. At June 30, 2019, we believe the risk that these entities will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at June 30, 2019. We had an estimated liability of $2 million and $3 million at June 30, 2019 and December 31, 2018, respectively, related to these guarantees.

The joint venture agreement between Raytheon and Vista Equity Partners relating to Forcepoint provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering at any time after four years and three months following the closing date of May 29, 2015, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability to liquidate its ownership through a put option. The put option allows Vista Equity Partners to require Raytheon to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, Raytheon has the option, to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest and could result in a payment by Raytheon shortly after the exercise of Vista Equity Partners’ put option or Raytheon’s purchase option; however, the ultimate timing will depend on the actions of the parties and other factors. At June 30, 2019, the fair value of the noncontrolling interest was estimated at $401 million and is subject to change based upon market conditions and business performance. The estimate of fair value for purposes of presenting the redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets could differ from the parties’ determination of fair value for the interest under the joint venture agreement.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or in-country industrial participation (ICIP) agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 30, 2019, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.6 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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

We do not expect any material impact on our financial results from regional developments regarding Qatar. Most of our contracts in Qatar are foreign military sales contracts through the U.S. government and represent less than 5% of our backlog at June 30, 2019.

Recent events have caused increased attention on U.S. defense sales to the Kingdom of Saudi Arabia (KSA). KSA represents less than 5% of our sales and $2.4 billion of our backlog at June 30, 2019. This includes the majority of the precision guided munitions described below, integrated air and missile defense systems, as well as other products and services. Although we currently do not expect to be prevented from doing business in KSA, if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it would have a material adverse effect on our financial results.

We have several direct commercial sales contracts for precision guided munitions with certain Middle Eastern customers for which U.S. government approvals from the State Department and Congress through the Congressional Notification process were previously delayed. On May 24, 2019, the Administration announced an emergency certification authorizing the immediate export of 22 pending arms sales to Jordan, the United Arab Emirates (UAE) and KSA, waiving the requirement of Congressional Notification of these arms sales. As a result, we were able to obtain the necessary regulatory approvals and licenses for contracts, which had approximately $1.2 billion of total contract value, and for which we have recognized approximately $950 million of sales for work performed to date and received approximately $350 million in advances as of June 30, 2019.

For those contracts for which we have not yet obtained the regulatory approval and licenses and that are not subject to the emergency certification, we had approximately $1.1 billion of total contract value, recognized approximately $300 million of sales for work performed to date and received approximately $500 million in advances as of June 30, 2019. Additionally, one of those contracts, which has a contract value of $810 million, also requires U.K. government approval. In June 2019, the U.K.’s Court of Appeal determined that the U.K. government was not fully compliant with the legal requirements in issuing export licenses for weapons to KSA. While the U.K.’s Court of Appeal did not prohibit the issuance of licenses in the future, the U.K. government will need to comply with the ruling before issuing licenses or obtain a reversal of the decision on appeal. As a result, there may be additional delays in obtaining regulatory approvals.

Certain members of Congress continue to oppose the Administration’s actions. In June and July 2019, the Senate and House, respectively, voted to pass joint resolutions of disapproval to block the Administration from approving arms sales through the emergency notification, but failed to receive the threshold needed to overcome a veto by the Administration. The Administration vetoed the joint resolutions of disapproval in July 2019 and sent them back to Congress. We do not expect Congress to have the votes necessary to override the veto. If we ultimately do not receive all of the regulatory approvals and licenses, it would have a material effect on our financial results.

In the second quarter of 2019, we identified and notified a U.S. customer that we determined we would not be able to execute on the technical scope and other requirements of an $85 million Missile Systems fixed-price program, partially due to conditions outside our control. As a result, although we continue to work with the customer to determine changes to the contract that would be mutually acceptable, we accrued a loss of $39 million at Missile Systems for a potential termination for default on the program. Our estimate of the loss was based on progress payments received to date, firm commitments to suppliers on the program and administrative costs of the customer. We believe it is remote that we will ultimately be liable for damages or the customer’s potential excess reprocurement costs, and we are unable to estimate these amounts for which we could be liable given the complexities of determining such costs under the applicable regulations.

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

Accounting Standards
For a discussion of recent accounting pronouncements, see “Note 3: Accounting Standards” within Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates.

We generally supplement our working capital requirements with a combination of variable-rate short-term and fixed-rate long-term financing. We may enter into interest rate swap agreements or treasury rate lock contracts with commercial and investment banks to manage interest rates associated with our financing arrangements. We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments, payments to vendors and customer receipts denominated in foreign currencies. The market-risk sensitive instruments we use for hedging are directly related to a particular asset, liability or transaction for which a firm commitment is in place. We do not hold or issue derivative financial instruments for trading or speculative purposes.

The following tables provide information as of June 30, 2019 and December 31, 2018 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

Principal payments and interest rate detail for long-term debt by contractual maturity date as of June 30, 2019 and December 31, 2018, respectively, were as follows:

June 30, 2019 (in millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$1,500	$—	$1,100	$—	$2,192	$4,792	$5,256
Average interest rate	—	3.550%	—	2.500%	—	5.097%	4.017%

December 31, 2018 (in millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$1,500	$—	$1,100	$—	$2,192	$4,792	$5,063
Average interest rate	—	3.550%	—	2.500%	—	5.097%	4.017%

In May 2019, we entered into treasury rate lock contracts with a notional amount of $375 million, which will mature in the fourth quarter of 2019, in anticipation of the probable issuance of debt. In addition, the aggregate notional amount of our outstanding foreign currency forward contracts was $1,737 million and $1,772 million at June 30, 2019 and December 31, 2018, respectively. The net notional exposure of these foreign currency forward contracts was $757 million and $840 million at June 30, 2019 and December 31, 2018, respectively.

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency forward contracts and treasury rate lock contracts were as follows:

(In millions)	Jun 30, 2019	Dec 31, 2018
Asset derivatives related to foreign currency forward contracts	$26	$26
Liability derivatives related to foreign currency forward contracts	30	34
Liability derivatives related to treasury rate lock contracts	7	—

For foreign currency forward contracts and treasury rate lock contracts designated and qualifying for hedge accounting, we record the gain or loss on the derivative in accumulated other comprehensive loss (AOCL), net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue, cost of sales or interest expense transaction affects earnings. We present the gain or loss in the same income statement line items as the earnings effect of the hedged item, which offsets the foreign exchange or interest rate gains and losses on the underlying transactions being hedged. We believe our exposure due to changes in foreign currency and interest rates is not material due to our hedging policy.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of June 30, 2019.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019 were effective.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the second quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, the following are risks related to our proposed merger of equals with United Technologies Corporation (UTC). For more information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC)” within Item 1 of this Form 10-Q.

Risks Related to the Transaction with UTC

On June 9, 2019, we entered into an Agreement and Plan of Merger (the Merger Agreement) with UTC and Light Merger Sub Corp., a wholly-owned subsidiary of UTC (Merger Sub). Under the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Raytheon (the Merger) with Raytheon surviving the Merger as a wholly-owned subsidiary of UTC. At the effective time of the Merger (the Effective Time), each share of common stock of Raytheon issued and outstanding immediately prior to the Effective Time (except for shares held by Raytheon as treasury stock) will be converted into the right to receive 2.3348 shares of common stock of UTC (and, if applicable, cash in lieu of fractional shares), less any applicable withholding taxes. At the Effective Time, Raytheon’s stockholders will hold approximately 43%, and UTC’s stockholders will hold approximately 57%, of the outstanding shares of common stock of UTC.

The Merger Agreement also provides that, prior to the consummation of the Merger, UTC will complete the previously announced separation of its commercial businesses, Otis and Carrier, from its other businesses (the Separation), and the pro rata distributions to its stockholders of 100% of the common stock of the entity holding the Otis business and 100% of the common stock of the entity holding the Carrier business (the Distributions).

The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on Raytheon.

The completion of the Merger is subject to a number of conditions, including, among other things, the adoption of the Merger Agreement by Raytheon’s stockholders, the approval of the issuance of shares of UTC common stock in connection with the Merger by UTC’s stockholders, the receipt of certain regulatory approvals, the receipt of an Internal Revenue Service (IRS) private letter ruling regarding certain tax matters and certain tax-related opinions and solvency opinions from outside legal counsel, the completion by UTC of the Separation and the Distributions, and a certain amount of net indebtedness of UTC following the Separation and the Distributions (UTC RemainCo), which make the completion and timing of the Merger uncertain.

The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed.

If the Merger is not completed, Raytheon may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, will be subject to a number of risks, including the following:

–	the market price of Raytheon common stock could decline;

–	Raytheon could owe a substantial termination fee to UTC in specified circumstances;

–
if the Merger Agreement is terminated and the Raytheon Board of Directors seeks another business combination, Raytheon stockholders cannot be certain that Raytheon will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that UTC has agreed to in the Merger Agreement;

–	time and resources, financial and other, committed by Raytheon’s management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities;

–	Raytheon may experience negative reactions from the financial markets or from its customers, suppliers or employees; and

–	Raytheon will be required to pay its costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed.

In addition, if the Merger is not completed, Raytheon could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against Raytheon to perform its obligations under the Merger Agreement. Any of these risks could materially and adversely impact Raytheon’s ongoing business, financial condition, financial results and stock price.

Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the Merger, and could materially and adversely impact the ongoing business, financial condition, financial results and stock price of Raytheon prior to the Merger and UTC following completion of the Merger (the Combined Company).

The Merger Agreement contains provisions that limit Raytheon’s ability to pursue alternatives to the Merger, could discourage a potential competing transaction counterparty of Raytheon from making a favorable alternative transaction proposal, and in specified circumstances, Raytheon would be required to pay a termination fee.

The Merger Agreement contains provisions that make it more difficult for Raytheon to be acquired by, or enter into certain combination transactions with, a third party. The Merger Agreement contains certain provisions that restrict Raytheon’s ability to, among other things, solicit, initiate or knowingly encourage, or take any other action to facilitate any alternative transaction, or participate in any discussions or negotiations, or cooperate in any way with any person, with respect to any alternative transaction. In addition, following receipt by Raytheon of any alternative transaction proposal that constitutes a “superior proposal,” UTC will have an opportunity to offer to modify the terms of the Merger Agreement before the Raytheon Board of Directors may withdraw or qualify its recommendation to its stockholders with respect to the adoption of the Merger Agreement in favor of such superior proposal.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring or combining with all or a significant portion of Raytheon or pursuing an alternative transaction from considering or proposing such a transaction.

In some circumstances, upon termination of the Merger Agreement, Raytheon would be required to pay a termination fee of $1.785 billion to UTC.

If the Merger Agreement is terminated and Raytheon determines to seek another business combination transaction, Raytheon may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

The Merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from several regulatory authorities that may impose conditions that could have an adverse effect on Raytheon or the Combined Company or, if not obtained, could prevent completion of the Merger.

Before the Merger may be completed, any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act) relating to the completion of the Merger must have expired or been terminated and any authorization or consent from a governmental authority required to be obtained with respect to the Merger under certain other applicable foreign regulatory laws must have been obtained. In deciding whether to grant the required regulatory authorization or consent, the relevant governmental entities will consider the effect of the Merger within their relevant jurisdiction, including, among other things, the impact on the parties’ respective customers and suppliers and the applicable defense ministry and the impact of the parties’ foreign investment in the jurisdiction. The terms and conditions of the authorizations and consents that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of the Combined Company’s business or may materially delay the completion of the Merger.

Under the Merger Agreement, UTC and Raytheon have agreed to use their respective reasonable best efforts to obtain such authorizations and consents, and each of UTC and Raytheon has agreed to take any and all steps necessary to avoid or eliminate impediments under any antitrust laws that may be asserted by any governmental authority so as to enable the completion of the Merger as promptly as practicable. However, UTC’s and Raytheon’s obligations to take such actions are subject to limitations, including that neither UTC nor Raytheon will be required to commit to or effect any sale, divestiture, lease, holding separate pending a sale or other transfer or disposal, or certain other restrictions or actions if such actions, in the aggregate would or would reasonably be expected to have a materially adverse impact on Raytheon, UTC or their respective subsidiaries or affiliates, in each case measured on a scale relative to the size of the Combined Company.

In addition, at any time before or after the completion of the Merger, and notwithstanding the termination of applicable waiting periods, the applicable U.S. or foreign regulatory authorities or any state attorney general could take such action under antitrust or applicable foreign investment laws as such party deems necessary or desirable in the public interest. Such action could include, among other things, seeking to enjoin the completion of the Merger or seeking divestiture of substantial assets of the parties. In addition, in some circumstances, a third party could initiate a private action challenging, seeking to enjoin, or seeking to impose conditions on the Merger. UTC and Raytheon may not prevail and may incur significant costs in defending or settling any such action.

There can be no assurance that the conditions to the completion of the Merger set forth in the Merger Agreement relating to applicable regulatory laws will be satisfied.

The exchange ratio is fixed and will not be adjusted in the event of any change in either UTC’s or Raytheon’s stock price; there is no (and will not be until the completion of the Distributions) trading history with respect to the shares of the UTC aerospace businesses on a standalone basis after giving effect to the Separation and the Distributions.

Upon completion of the Merger, each issued and outstanding share of Raytheon common stock (other than excluded shares) will be converted into the right to receive the Merger consideration, which is equal to 2.3348 fully paid and nonassessable shares of UTC common stock (and, if applicable, cash in lieu of fractional shares). This exchange ratio was fixed in the Merger Agreement and will not be adjusted for changes in the market price of either UTC common stock or Raytheon common stock.

As of the date of this filing, it is impossible to accurately predict the market price of UTC common stock at the completion of the Merger (including as a result of, among other things, the Separation and the Distributions), and therefore, impossible to accurately predict the market value of the shares of UTC common stock that Raytheon stockholders will receive in the Merger. There is no (and will not be until the completion of the Distributions) trading history with respect to the shares of the UTC aerospace businesses on a standalone basis after giving effect to the Separation and the Distributions. The market price for UTC common stock may fluctuate both prior to the completion of the Merger and thereafter for a variety of reasons, including, among others, general market and economic conditions, the demand for UTC’s or Raytheon’s products and services, the Separation and the Distributions, changes in laws and regulations, other changes in UTC’s and Raytheon’s respective businesses, operations, prospects and financial results of operations, market assessments of the likelihood that the Merger will be completed, and the expected timing of the Merger. Many of these factors are beyond UTC’s and Raytheon’s control. As a result, the market value represented by the exchange ratio will also vary.

As a result of the Distributions, we expect the market price of shares of UTC common stock to decline because the market price will no longer include the value of the Otis business or the Carrier business. The value of UTC common stock that Raytheon stockholders will receive in the Merger will reflect the combination of the UTC aerospace businesses and Raytheon and will not include the value of the Otis business or the Carrier business as the market price of UTC common stock currently does. We cannot predict the amount of this decline, as the market price of shares of UTC common stock may fluctuate based on the perceived values of the common stock of UTC, the Otis business and the Carrier business in anticipation of the Distributions and the Merger, and it may not be possible to estimate the market value of UTC common stock. In addition, there is no (and will not be until the completion of the Distributions) trading history with respect to the shares of the UTC aerospace businesses on a standalone basis after giving effect to the Separation and Distributions. Therefore, current and historical market prices of UTC common stock are not reflective of the value that Raytheon stockholders will receive in the Merger.

Each party is subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect Raytheon’s, and, following completion of the Merger, the Combined Company’s business and operations.

In connection with the pendency of the Merger, it is possible that some customers, suppliers and other persons with whom UTC and/or Raytheon has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with UTC or Raytheon, as the case may be, as a result of the Merger or otherwise, which could negatively affect UTC’s or Raytheon’s respective revenues, earnings and/or cash flows, as well as the market price of UTC common stock or Raytheon common stock, regardless of whether the Merger is completed.

Under the terms of the Merger Agreement, each of UTC and Raytheon is subject to certain restrictions on the conduct of its business prior to completing the Merger that may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness, pay dividends, incur capital expenditures or settle claims. Such limitations could adversely affect each of UTC’s and Raytheon’s business and operations prior to the completion of the Merger.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.

Completion of the Merger may trigger change in control or other provisions in certain customer and other agreements to which UTC or Raytheon is a party, which may have an adverse impact on the Combined Company’s business and results of operations following completion of the Merger.

The completion of the Merger may trigger change in control and other provisions in certain agreements to which UTC or Raytheon is a party. If UTC or Raytheon is unable to negotiate waivers of those provisions, counterparties may exercise their rights and remedies under the agreements, including terminating the agreements or seeking monetary damages or equitable remedies. Even if UTC and Raytheon are able to negotiate consents or waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to UTC or Raytheon. Any of the foregoing or similar developments may have an adverse impact on the Combined Company’s business and results of operations following completion of the Merger.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the Combined Company following completion of the Merger.

UTC and Raytheon are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The Combined Company’s success after the completion of the Merger will depend in part upon the ability of the Combined Company to retain certain key management personnel and employees of UTC and Raytheon. Prior to the completion of the Merger (as well as the Separations and the Distributions), current and prospective employees of UTC and Raytheon may experience uncertainty about their roles following the completion of the transactions, which may have an adverse effect on the ability of each of UTC and Raytheon to attract or retain key management and other key personnel. Furthermore, UTC expects certain key members of its current management will become employees of the entities holding the Otis business and the Carrier business and therefore such persons will no longer be employed by UTC. In addition, no assurance can be given that the Combined Company, after the completion of the Merger, will be able to attract or retain key management personnel and other key employees to the same extent that UTC and Raytheon have previously been able to attract or retain their own employees.

If either of the Distributions, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, including as a result of subsequent acquisitions of stock of UTC (including pursuant to the Merger), the Combined Company could be subject to significant tax liabilities.

It is a condition to the Distributions and the Merger that UTC receive (1) a private letter ruling from the IRS regarding certain U.S. federal income tax matters relating to the Separation and the Distributions and (2) an opinion of outside counsel regarding the qualification of certain elements of each of the Distributions under Section 355 of the Internal Revenue Code of 1986, as amended (the Code). Further, it is a condition to each of UTC’s and Raytheon’s obligations to complete the Merger that each of UTC and Raytheon receive an opinion of its respective outside counsel to the effect that (a) the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code and (b) the Merger will not cause Section 355(e) of the Code to apply to either of the Distributions.

Notwithstanding receipt of the IRS private letter ruling and the opinions of counsel regarding the Distributions, the IRS could determine that the Distributions and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the IRS private letter ruling or the opinions of counsel was based are inaccurate or have not been complied with. In addition, the IRS private letter ruling will not address all of the issues that are relevant to determining whether each of the Distributions, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. Accordingly, notwithstanding receipt by UTC of the IRS private letter ruling and receipt by UTC and Raytheon of opinions of counsel, there can be no assurance that the IRS will not assert that the Distributions and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes (including by reason of the Merger) or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, the Combined Company could be subject to significant U.S. federal income tax liability.

Risks Related to the Combined Company

Following the Merger, the composition of the board of directors of the Combined Company will be different than the composition of the current Raytheon Board of Directors.

The Raytheon Board of Directors currently consists of 13 directors. Upon completion of the Merger, the board of directors of the Combined Company will consist of 15 directors, including seven independent directors designated by UTC, six independent directors designated by Raytheon and the Chief Executive Officer and the Executive Chairman of the Combined Company.

The Combined Company may be unable to successfully integrate the UTC aerospace businesses and Raytheon and realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the Combined Company’s ability to successfully combine and integrate the UTC aerospace businesses and Raytheon, and realize the anticipated benefits, including synergies, cost savings, innovation and technological opportunities and operational efficiencies from the Merger in a manner that does not materially disrupt existing customer, supplier and employee relations and does not result in decreased revenues due to losses of, or decreases in orders by, customers. If the Combined Company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the Combined Company common stock may decline. The Combined Company may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected.

The integration of the two companies may result in material challenges, including, without limitation:

–	managing a larger, more complex combined aerospace and defense business;

–	maintaining employee morale and retaining key management and other employees;

–
retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the Merger, and attracting new business and operational relationships;

–	the diversion of management’s attention as a result of the devoting attention to the Merger, and/or the Separation and the Distributions;

–
consolidating corporate and administrative infrastructures and eliminating duplicative operations, including unanticipated issues in integrating information technology, communications and other systems;

–	coordinating geographically separate organizations; and

–	unforeseen expenses or delays associated with the Merger, including the Separation and the Distributions.

Many of these factors will be outside of UTC’s and/or Raytheon’s control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect the Combined Company’s financial position, results of operations and cash flows.

In addition, UTC completed its Merger with Rockwell Collins on November 26, 2018, and the integration of the UTC aerospace businesses and Rockwell Collins remains in process. This ongoing integration may increase the complexity of, and challenges associated with, the integration of the UTC aerospace businesses and Raytheon, which may make it more difficult for UTC and Raytheon to achieve the anticipated benefits of the Merger fully or at all, or within the anticipated time frame.

Due to legal restrictions, UTC and Raytheon are currently permitted to conduct only limited planning for the integration of the two companies following the Merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all.

The Combined Company may not be able to engage in desirable capital-raising or strategic transactions following the Merger.

Under current U.S. federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the parent corporation. To preserve the tax-free treatment of the Distributions, the Combined Company may be limited in its ability to pursue certain equity issuances, strategic transactions, repurchases, or other transactions that it may otherwise believe to be in the best interests of its stockholders or that might increase the value of its business.

Upon completion of the Merger, Raytheon stockholders will have different rights under the Combined Company’s governing documents than they do currently under Raytheon’s governing documents.

Upon completion of the Merger, Raytheon stockholders will no longer be stockholders of Raytheon, but will instead become stockholders of the Combined Company and their rights as stockholders will be governed by the terms of the Combined Company’s certificate of incorporation and the amended and restated by-laws. The terms of the Combined Company’s certificate of incorporation and the amended and restated by-laws will be in some respects different than the terms of Raytheon’s certificate of incorporation and by-laws, which currently govern the rights of Raytheon stockholders.

The future results of the Combined Company may be adversely impacted if the Combined Company does not effectively manage its complex operations following the completion of the Merger.

Following the completion of the Merger, the size of the Combined Company’s aerospace and defense business will be significantly larger than the current size of either Raytheon’s business or the UTC aerospace businesses, while at the same time the Otis business and Carrier business will no longer be part of UTC. The Combined Company’s ability to successfully manage this expanded aerospace and defense business while having completed the Distributions will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of the UTC aerospace businesses and Raytheon, including UTC’s continuing integration of the Rockwell Collins business, but also the increased scale and scope of the combined business with its associated increased costs and complexity, and the loss of certain scale and scope through the Distributions. There can be no assurances that the Combined Company will be successful in integrating the businesses or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.

Each of UTC and Raytheon expects to incur substantial expenses related to the completion of the Merger and the integration of the UTC aerospace businesses and Raytheon.

Each of UTC and Raytheon will incur substantial expenses in connection with the completion of the Merger (including, in the case of UTC, with respect to the Separation and the Distributions) to integrate a large number of processes, policies, procedures, operations, technologies and systems of UTC and Raytheon in connection with the Merger. The substantial majority of these costs will be non-recurring expenses related to the transactions and facilities and systems consolidation costs. The Combined Company may incur additional costs or suffer loss of business under third-party contracts that are terminated or that contain change in control or other provisions that may be triggered by the completion of the transactions, and/or losses of, or decreases in orders by, customers, and may also incur costs to retain certain key management personnel and employees. UTC and Raytheon will also incur transaction fees and costs related to formulating integration plans for the Combined Company, and the execution of these plans may lead to additional unanticipated costs and time delays. These incremental transaction-related costs may exceed the savings the Combined Company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs. Factors beyond the parties’ control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

The market price of the Combined Company’s common stock after the Merger is completed may be affected by factors different from those affecting the price of UTC common stock or Raytheon common stock before the Merger is completed.

Upon completion of the Merger, holders of Raytheon common stock will be holders of common stock of the Combined Company. As the businesses of UTC and Raytheon are different, the results of operations as well as the price of the Combined Company common stock may, in the future, be affected by factors different from those factors affecting each of UTC and Raytheon as an independent stand-alone company. The Combined Company will face additional risks and uncertainties to which each UTC and Raytheon may currently not be exposed. As a result, the market price of the Combined Company’s shares may fluctuate significantly following completion of the Merger. Additionally, as a result of the Distributions, the market price of shares of the Combined Company’s common stock will generally not be affected by factors relating to the Otis business or the Carrier business.

The market price of the Combined Company’s common stock may decline as a result of the Merger, including as a result of some UTC and/or Raytheon stockholders adjusting their portfolios.

The market price of the Combined Company’s common stock may decline as a result of the Merger if, among other things, the operational cost savings estimates in connection with the integration of the businesses of the UTC aerospace businesses and Raytheon’s businesses are not realized, there are unanticipated negative impacts on UTC’s financial position, results of operations or cash flows from either of the Distributions, or if the transaction costs related to the Merger are greater than expected. The market price also may decline if the Combined Company does not achieve the perceived benefits of the Merger (including the Separation and the Distributions) as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the transactions on the Combined Company’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

In addition, sales of the Combined Company’s common stock after the completion of the transactions may cause the market price of such common stock to decrease. It is estimated that UTC will issue approximately 648 million shares, including share equity awards, of UTC common stock in connection with the Merger, based on the number of outstanding shares, including share equity awards, of Raytheon common stock as of July 11, 2019. Raytheon stockholders may decide not to hold the shares of Combined Company common stock they will receive in the Merger. Certain Raytheon stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of Combined Company common stock that they receive in the Merger. UTC stockholders may decide not to continue to hold their shares of common stock following completion of the Merger and/or the Separation and the Distributions. Certain UTC stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell their shares of common stock following completion of the transactions. Such sales of Combined Company common stock could have the effect of depressing the market price for the Combined Company’s common stock.

Any of these events may make it more difficult for the Combined Company to sell equity or equity-related securities, dilute your ownership interest in the Combined Company and have an adverse impact on the price of the Combined Company’s common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
April (April 1, 2019 - April 28, 2019)	983,505	$181.99	983,505	$0.8
May (April 29, 2019 - May 26, 2019)	622,266	178.42	622,106	0.7
June (May 27, 2019 - June 30, 2019)	58,166	178.66	55,970	0.7
Total	1,663,937	$180.54	1,661,581

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the second quarter of 2019 includes the surrender by employees of 2,356 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
In November 2017, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. However, the merger agreement restricts us from repurchasing shares other than to satisfy tax withholding obligations. For more information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC)” within Item 1 of this Form 10-Q.

ITEM 6. EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission (SEC) and those incorporated by reference to other filings.

2.1
Agreement and Plan of Merger, dated as of June 9, 2019, by and among United Technologies Corporation, Light Merger Sub Corp. and Raytheon Company, filed as an exhibit to the Company’s Current Report on Form 8-K filed June 10, 2019, is hereby incorporated by reference.

10.1	Raytheon Company Enhanced Severance Plan for Senior Leadership Team Members.*

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of Thomas A. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Anthony F. O’Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Thomas A. Kennedy pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Anthony F. O’Brien pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	filed electronically herewith
**	furnished electronically herewith, and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President, Controller and Chief Accounting Officer
Principal Accounting Officer
July 25, 2019