Form 10-Q
period 2019-09-29
RAYTHEON CO/
filed 2019-10-24
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of October 21, 2019 was 278,479,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, products and services, trends and anticipated financial performance, including with respect to: the timing and expected completion and impact of the proposed merger with United Technologies Corporation (UTC); our revenue; our liquidity and capital resources; our capital expenditures; our bookings and backlog; our international sales, including our ability to do business in the Kingdom of Saudi Arabia (KSA); our expected tax payments; our pension, nonqualified defined benefit and defined contribution plans expense and funding; our share repurchase activities; the impact of new accounting pronouncements and tax regulations; our unrecognized tax benefits; our recognition of revenue on certain performance obligations; our treasury rate lock contracts and future debt issuance; our reclassifications of gains or losses on cash flow hedges; the impact and outcome of audits, legal and administrative proceedings, claims, investigations and commitments and contingencies; the impact of certain regional developments; delays and disruption in delivery of materials and services from Turkish suppliers; and the impact of changes in foreign currency rates. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report on Form 10-Q and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	Sep 29, 2019	Dec 31, 2018
Assets
Current assets
Cash and cash equivalents	$2,646	$3,608
Receivables, net	1,473	1,648
Contract assets	6,498	5,594
Inventories	802	758
Prepaid expenses and other current assets	610	529
Total current assets	12,029	12,137
Property, plant and equipment, net	3,103	2,840
Operating lease right-of-use assets	855	805
Goodwill	14,881	14,864
Other assets, net	1,949	2,024
Total assets	$32,817	$32,670

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities
Commercial paper and current portion of long-term debt	$500	$300
Contract liabilities	2,977	3,309
Accounts payable	1,470	1,964
Accrued employee compensation	1,445	1,509
Other current liabilities	1,423	1,381
Total current liabilities	7,815	8,463
Accrued retiree benefits and other long-term liabilities	6,642	6,922
Long-term debt	4,258	4,755
Operating lease liabilities	692	647
Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	428	411

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 278 and 282 shares outstanding at September 29, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	34	—
Accumulated other comprehensive loss	(8,042)	(8,618)
Retained earnings	20,987	20,087
Total Raytheon Company stockholders’ equity	12,982	11,472
Noncontrolling interests in subsidiaries	—	—
Total equity	12,982	11,472
Total liabilities, redeemable noncontrolling interests and equity	$32,817	$32,670

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Net sales
Products	$6,187	$5,656	$17,743	$16,417
Services	1,259	1,150	3,591	3,281
Total net sales	7,446	6,806	21,334	19,698
Operating expenses
Cost of sales—products	4,522	3,970	12,826	11,610
Cost of sales—services	977	901	2,755	2,570
General and administrative expenses	741	752	2,258	2,194
Total operating expenses	6,240	5,623	17,839	16,374
Operating income	1,206	1,183	3,495	3,324
Non-operating (income) expense, net
Retirement benefits non-service expense	152	516	514	993
Interest expense	45	45	134	138
Interest income	(10)	(6)	(30)	(21)
Other (income) expense, net	(17)	(8)	(45)	(6)
Total non-operating (income) expense, net	170	547	573	1,104
Income from continuing operations before taxes	1,036	636	2,922	2,220
Federal and foreign income taxes	175	(5)	473	165
Income from continuing operations	861	641	2,449	2,055
Income (loss) from discontinued operations, net of tax	(1)	—	(1)	—
Net income	860	641	2,448	2,055
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	—	(3)	(10)	(22)
Net income attributable to Raytheon Company	$860	$644	$2,458	$2,077

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$3.08	$2.25	$8.78	$7.24
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	3.08	2.25	8.77	7.23
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$3.08	$2.25	$8.77	$7.23
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	3.08	2.25	8.77	7.23
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$861	$644	$2,459	$2,077
Income (loss) from discontinued operations, net of tax	(1)	—	(1)	—
Net income	$860	$644	$2,458	$2,077

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Net income	$860	$641	$2,448	$2,055
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Actuarial loss arising during period	(31)	(47)	(31)	(47)
Amortization of prior service cost	1	1	4	4
Amortization of net actuarial loss	244	328	794	1,021
Loss due to settlements	—	288	—	288
Pension and other postretirement benefit plans, net	214	570	767	1,266
Foreign exchange translation	(17)	—	(15)	(19)
Cash flow hedges	(11)	—	(13)	(10)
Unrealized gains (losses) on investments and other, net	—	—	—	—
Other comprehensive income (loss), before tax	186	570	739	1,237
Income tax benefit (expense) related to items of other comprehensive income (loss)	(46)	(120)	(163)	(264)
Other comprehensive income (loss), net of tax	140	450	576	973
Reclassification of stranded tax effects	—	—	—	(1,451)
Total comprehensive income (loss)	1,000	1,091	3,024	1,577
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	—	(3)	(10)	(22)
Comprehensive income attributable to Raytheon Company	$1,000	$1,094	$3,034	$1,599

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at June 30, 2019	$3	$—	$(8,182)	$20,383	$12,204	$—	$12,204
Net income (loss)				860	860	—	860
Other comprehensive income (loss), net of tax			140		140		140
Adjustment of redeemable noncontrolling interests to redemption value				7	7		7
Dividends declared		—		(262)	(262)		(262)
Common stock plans activity		34			34		34
Share repurchases		—		(1)	(1)		(1)
Balance at September 29, 2019	$3	$34	$(8,042)	$20,987	$12,982	$—	$12,982

Balance at December 31, 2018	$3	$—	$(8,618)	$20,087	$11,472	$—	$11,472
Net income (loss)				2,458	2,458	—	2,458
Other comprehensive income (loss), net of tax			576		576		576
Adjustment of redeemable noncontrolling interests to redemption value				5	5		5
Dividends declared		1		(791)	(790)		(790)
Common stock plans activity		128			128		128
Share repurchases		(95)		(772)	(867)		(867)
Balance at September 29, 2019	$3	$34	$(8,042)	$20,987	$12,982	$—	$12,982

(1)	Excludes redeemable noncontrolling interests which are not considered equity. See “Note 14: Redeemable Noncontrolling Interests” for additional information.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at July 1, 2018	$3	$—	$(8,863)	$19,467	$10,607	$—	$10,607
Net income (loss)				644	644	—	644
Other comprehensive income (loss), net of tax			450		450		450
Adjustment of redeemable noncontrolling interests to redemption value				(51)	(51)		(51)
Dividends declared		1		(247)	(246)		(246)
Common stock plans activity		31			31		31
Share repurchases		(32)		(93)	(125)		(125)
Balance at September 30, 2018	$3	$—	$(8,413)	$19,720	$11,310	$—	$11,310

Balance at December 31, 2017	$3	$—	$(7,935)	$17,895	$9,963	$—	$9,963
Net income (loss)				2,077	2,077	—	2,077
Other comprehensive income (loss), net of tax			973		973		973
Reclassification of stranded tax effects			(1,451)	1,451	—		—
Adjustment of redeemable noncontrolling interests to redemption value				(70)	(70)		(70)
Dividends declared		2		(747)	(745)		(745)
Common stock plans activity		128			128		128
Share repurchases		(130)		(886)	(1,016)		(1,016)
Balance at September 30, 2018	$3	$—	$(8,413)	$19,720	$11,310	$—	$11,310

(1)	Excludes redeemable noncontrolling interests which are not considered equity. See “Note 14: Redeemable Noncontrolling Interests” for additional information.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018
Cash flows from operating activities
Net income	$2,448	$2,055
(Income) loss from discontinued operations, net of tax	1	—
Income from continuing operations	2,449	2,055
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	446	417
Stock-based compensation	122	137
Deferred income taxes	(55)	(16)
Changes in assets and liabilities
Receivables, net	187	(205)
Contract assets and contract liabilities	(1,205)	(468)
Inventories	(44)	(212)
Prepaid expenses and other current assets	7	72
Income taxes receivable/payable	(192)	194
Accounts payable	(419)	(64)
Accrued employee compensation	(73)	(91)
Other current liabilities	90	(44)
Accrued retiree benefits	515	(748)
Other, net	(138)	(32)
Net cash provided by (used in) operating activities from continuing operations	1,690	995
Net cash provided by (used in) operating activities from discontinued operations	(1)	1
Net cash provided by (used in) operating activities	1,689	996
Cash flows from investing activities
Additions to property, plant and equipment	(653)	(546)
Additions to capitalized internal-use software	(46)	(42)
Maturities of short-term investments	—	309
Payments for purchases of acquired companies, net of cash received	(8)	—
Proceeds from sale of business, net of transaction costs	—	11
Other	1	(9)
Net cash provided by (used in) investing activities	(706)	(277)
Cash flows from financing activities
Dividends paid	(773)	(728)
Net borrowings (payments) on commercial paper	(300)	—
Repurchases of common stock under share repurchase programs	(800)	(925)
Repurchases of common stock to satisfy tax withholding obligations	(67)	(91)
Other	(5)	(5)
Net cash provided by (used in) financing activities	(1,945)	(1,749)
Net increase (decrease) in cash, cash equivalents and restricted cash	(962)	(1,030)
Cash, cash equivalents and restricted cash at beginning of the year	3,624	3,115
Cash, cash equivalents and restricted cash at end of period	$2,662	$2,085

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

The Merger was approved by Raytheon’s stockholders at a special meeting of Raytheon’s stockholders held on October 11, 2019. The issuance of shares of UTC Common Stock in connection with the Merger was approved by UTC’s stockholders at a special meeting of UTC’s stockholders held on October 11, 2019.

The parties’ obligations to consummate the Separation, the Distributions and the Merger remains subject to customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), and the receipt of other required regulatory approvals. In addition, the parties’ obligations to consummate the Merger are subject to the prior completion of the Separation and the Distributions.

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

Other new pronouncements adopted and issued but not effective until after September 29, 2019 did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Net EAC adjustments had the following impact on our operating results:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Operating income	$105	$124	$351	$368
Income from continuing operations attributable to Raytheon Company	83	98	277	291
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.30	$0.34	$0.99	$1.01

In addition, net revenue recognized from our performance obligations satisfied in previous periods was $140 million and $175 million in the third quarters of 2019 and 2018, respectively, and $469 million and $475 million in the first nine months of 2019 and 2018, respectively. This primarily relates to EAC adjustments that impacted revenue.

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

As described in “Note 14: Redeemable Noncontrolling Interests,” we record redeemable noncontrolling interest related to Vista Equity Partners’ interest in Forcepoint. We reflect the redemption value adjustments related to this redeemable noncontrolling interest in both the basic and diluted EPS calculation for the portion of redemption value that is in excess of the fair value of noncontrolling interest. There was no impact to basic or diluted EPS in the third quarter or first nine months of 2019 or 2018 related to the redemption value adjustments.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.94	$0.87	$2.83	$2.60
Undistributed earnings	2.14	1.38	5.95	4.64
Total	$3.08	$2.25	$8.78	$7.24
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.94	$0.87	$2.82	$2.60
Undistributed earnings	2.14	1.38	5.95	4.63
Total	$3.08	$2.25	$8.77	$7.23

Income attributable to participating securities was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Income from continuing operations attributable to participating securities	$8	$6	$24	$21
Income (loss) from discontinued operations, net of tax attributable to participating securities	—	—	—	—
Net income attributable to participating securities	$8	$6	$24	$21

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Shares for basic EPS(1)	279.1	285.7	280.2	287.2
Effect of dilutive securities	0.3	0.3	0.3	0.3
Shares for diluted EPS	279.4	286.0	280.5	287.5

(1)
Includes 2.6 million and 2.8 million participating securities in the third quarters of 2019 and 2018, respectively, and 2.7 million and 3.0 million participating securities in the first nine months of 2019 and 2018, respectively.

Note 7: Inventories
Inventories consisted of the following:

(In millions)	Sep 29, 2019	Dec 31, 2018
Materials and purchased parts	$78	$75
Work in process	700	662
Finished goods	24	21
Total	$802	$758

Precontract costs are costs incurred to fulfill a contract prior to contract award. Precontract costs, including general and administrative expenses that are specifically chargeable to the customer, are deferred in inventories if we determine that the costs are probable of recovery under a specific anticipated contract. All other precontract costs, including start-up costs, are expensed as incurred. Costs that are deferred are recognized as contract costs upon the receipt of the anticipated contract. We included deferred precontract costs of $226 million and $163 million in inventories as work in process at September 29, 2019 and December 31, 2018, respectively.

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

Net contract assets (liabilities) consisted of the following:

(In millions, except percentages)	Sep 29, 2019	Dec 31, 2018	$ Change	% Change
Contract assets	$6,498	$5,594	$904	16%
Contract liabilities—current	(2,977)	(3,309)	332	10%
Contract liabilities—noncurrent	(133)	(150)	17	11%
Net contract assets (liabilities)	$3,388	$2,135	$1,253	59%

The $1,253 million increase in our net contract assets (liabilities) from December 31, 2018 to September 29, 2019 was primarily due to a $904 million increase in our contract assets, principally due to the timing of milestone payments on certain international programs and the timing of approvals on direct commercial sales contracts for precision guided munitions to certain Middle Eastern customers. On May 24, 2019, the Administration announced an emergency certification authorizing the immediate export of 22 pending arms sales to Jordan, the United Arab Emirates (UAE) and the Kingdom of Saudi Arabia (KSA), waiving the requirement of Congressional Notification of these arms sales. As a result, we were able to obtain the necessary regulatory approvals and licenses for contracts subject to the emergency certification. For those contracts for which we have not yet obtained the regulatory approval and licenses and that were not subject to the emergency certification, we had approximately $1.1 billion of total contract value, recognized approximately $350 million of sales for work performed to date and received approximately $500 million in advances as of September 29, 2019. On a contract-by-contract basis, and excluding advances billed but not received, we had $100 million and $250 million of net contract assets and net contract liabilities, respectively, related to the contracts pending approval.

In the third quarter and first nine months of 2019, we recognized revenue of $312 million and $1,702 million, respectively, related to our contract liabilities at January 1, 2019. In the third quarter and first nine months of 2018, we recognized revenue of $250 million and $1,213 million, respectively, related to our contract liabilities at January 1, 2018.

Impairment losses recognized on our receivables and contract assets were de minimis in the third quarters and first nine months of 2019 and 2018.

Note 9: Deferred Commissions
Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our security software sales at Forcepoint, are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. At September 29, 2019 and December 31, 2018, we had deferred commissions of $51 million and $55 million, respectively. Amortization expense related to deferred commissions was $7 million and $14 million in the third quarters of 2019 and 2018, respectively, and $20 million and $29 million in the first nine months of 2019 and 2018, respectively.

Note 10: Acquisitions, Divestitures and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. We did not have any divestitures in the first nine months of 2019.

In 2013, we formed the Range Generation Next LLC (RGNext) joint venture with General Dynamics Information Technology (GDIT) through our Intelligence, Information and Services (IIS) segment, in which we held a 50% equity ownership that was accounted for using the equity method. On February 8, 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture, increasing our equity ownership to 60% and giving us control of the operations of RGNext. Effective as of February 8, 2019, we consolidate the results of RGNext in our consolidated financial statements and report its results in our IIS segment. We also remeasured our equity method investment in RGNext to fair value, which resulted in a non-cash gain of $21 million in the first quarter of 2019 that was recorded in operating income through a reduction to cost of sales at our IIS segment; recognized redeemable noncontrolling interest for GDIT’s interest in RGNext at a fair value of $32 million; and recognized $90 million of net assets, including cash acquired, at fair value. As part of our purchase price allocation, we recorded $19 million of goodwill, primarily related to the value of the existing workforce, and $34 million of intangible assets, primarily related to customer relationships with a weighted-average life of 7 years.

Pro forma financial information and revenue from the date of acquisition has not been provided as it is not material.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint(1)	Total
Balance at December 31, 2018	$1,704	$2,965	$4,154	$4,103	$1,938	$14,864
Acquisitions	—	19	—	—	—	19
Effect of foreign exchange rates and other	(1)	(1)	—	—	—	(2)
Balance at September 29, 2019	$1,703	$2,983	$4,154	$4,103	$1,938	$14,881

(1)
At September 29, 2019, Forcepoint’s fair value was estimated to exceed its net book value by approximately $900 million. As discussed in “Note 14: Redeemable Noncontrolling Interests,” we are required to determine Forcepoint’s fair value on a quarterly basis due to the accounting related to the redeemable noncontrolling interest.

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

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts denominated in foreign currencies. The aggregate notional amount of our outstanding foreign currency forward contracts was $1,562 million and $1,772 million at September 29, 2019 and December 31, 2018, respectively. The net notional exposure of these contracts was $897 million and $840 million at September 29, 2019 and December 31, 2018, respectively.

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

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency forward contracts and treasury rate lock contracts were as follows:

(In millions)	Sep 29, 2019	Dec 31, 2018
Asset derivatives related to foreign currency forward contracts	$32	$26
Liability derivatives related to foreign currency forward contracts	24	34
Liability derivatives related to treasury rate lock contracts	27	—

The fair value of these derivatives is Level 2 in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted foreign currency forward rates and treasury rates for similar contracts.

Our foreign currency forward contracts and treasury rate lock contracts contain offset or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. We measure and record the impact of counterparty credit risk into our valuation and at September 29, 2019 and December 31, 2018, the fair value of our counterparty default exposure was less than $1 million and was spread across numerous highly rated counterparties.

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

(In millions)	Sep 29, 2019	Dec 31, 2018
Carrying value of long-term debt(1)	$4,758	$4,755
Fair value of long-term debt(2)	5,356	5,063

(1)	Carrying value of long-term debt at September 29, 2019 includes current portion of long-term debt carrying value of $500 million.

(2)	Fair value of long-term debt at September 29, 2019 includes current portion of long-term debt fair value of $504 million.

In the third quarter of 2019, we made net repayments of $300 million to reduce our short-term commercial paper borrowings outstanding to zero at September 29, 2019. At December 31, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.954% and 16 days, respectively. The commercial paper notes outstanding had original maturities of not more than 90 days from the date of issuance.

On September 30, 2019, we entered into a $1.25 billion revolving credit facility maturing in November 2021 and terminated the previous $1.25 billion revolving credit facility maturing in November 2020 without penalty. The terms of the new credit facility are substantially the same as the previous credit facility, including the various interest rate options for borrowings and the requirement to comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%.

Supplemental Cash Flow Information—Cash and cash equivalents reported within our consolidated balance sheets excludes restricted cash of $16 million at both September 29, 2019 and December 31, 2018, which for purposes of our consolidated statements of cash flows, is included in cash, cash equivalents and restricted cash.

Note 12: Leases
We enter into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration, sales and warehousing facilities; information technology equipment; and other equipment. At September 29, 2019 and December 31, 2018, we did not have any finance leases. Approximately 90% of our future lease commitments, and related lease liability, relate to our real estate leases. Some of our leases also include options to extend the lease or terminate the lease. A small portion of our leases include variable escalation clauses, which are typically based on CPI rates, or other variable lease-related payments.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Operating lease cost	$59	$59	$172	$175
Variable lease cost(1)	—	—	—	—
Sublease income(2)	—	(1)	(1)	(3)
Total lease cost	$59	$58	$171	$172

(1)	Variable lease cost was less than $1 million in the third quarters and first nine months of 2019 and 2018.

(2)	Sublease income was less than $1 million in the third quarter of 2019.

Gains and losses on sale and leaseback transactions were de minimis in the third quarters and first nine months of 2019 and 2018.

At September 29, 2019, our future lease payments under non-cancellable leases were as follows:

(In millions)
2019 (excluding the nine months ended September 29, 2019)	$59
2020	215
2021	192
2022	147
2023	106
Thereafter	302
Total future lease payments(1)	1,021
Imputed interest	(128)
Total lease liabilities	$893

(1)	Total future lease payments excludes future lease payments related to leases that were signed but have not yet commenced. There were none as of September 29, 2019.

Our lease liabilities recognized in our consolidated balance sheet at September 29, 2019 were as follows:

(In millions)
Operating lease liabilities—current	$201
Operating lease liabilities—noncurrent	692
Total lease liabilities	$893

The weighted-average remaining lease term related to our operating leases was 8 years and 7 years as of September 29, 2019 and December 31, 2018, respectively. The weighted-average discount rate related to our operating leases was 3.2% and 3.1% as of September 29, 2019 and December 31, 2018, respectively.

Other information related to leases was as follows:

	Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018
Cash paid for amounts included in the measurement of operating lease liabilities	$178	$190
Right-of-use assets obtained in exchange for new operating lease obligations	200	146

There were no material restrictions or covenants imposed by our leases at September 29, 2019 or December 31, 2018. In addition, we did not have any related party leases and our sublease transactions were de minimis.

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

(In millions, except percentages)	Sep 29, 2019	Dec 31, 2018
Total remediation costs—undiscounted	$193	$193
Weighted-average discount rate	5.1%	5.1%
Total remediation costs—discounted	$129	$128
Recoverable portion	85	82

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

(In millions)	Sep 29, 2019	Dec 31, 2018
Guarantees	$217	$201
Letters of credit	3,161	2,503
Surety bonds	74	166

We provide guarantees and letters of credit to certain affiliates to assist them in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect our affiliates to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of our affiliates failing to meet their obligations. At September 29, 2019, we believe the risk that our affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 29, 2019. We had an estimated liability of $2 million and $3 million at September 29, 2019 and December 31, 2018, respectively, related to these guarantees.

As discussed in “Note 14: Redeemable Noncontrolling Interests,” on October 2, 2019, Vista Equity Partners formally exercised its put right to require Raytheon to purchase Vista Equity Partners’ interest in Forcepoint.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or in-country industrial participation (ICIP) agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 29, 2019, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.3 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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

Note 14: Redeemable Noncontrolling Interests
Forcepoint is a cybersecurity joint venture company with Vista Equity Partners. The joint venture agreement between Raytheon and Vista Equity Partners provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering, which became exercisable on August 29, 2019, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability, at any point in time, to liquidate its ownership through a put option. The put option allows Vista Equity Partners to require Raytheon to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, Raytheon has the option, at any point in time, to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest.

Vista Equity Partners’ adjusted equity interest in the Forcepoint joint venture was 19.5% at September 29, 2019. Vista Equity Partners’ interest in Forcepoint is presented as redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets. The redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date, which was $391 million at September 29, 2019, or the carrying value, defined as the initial value adjusted for Vista Equity Partners’ share of the cumulative impact of net income (loss), other changes in accumulated other comprehensive income (loss) and additional contributions, which was $266 million at September 29, 2019. Adjustments to the redemption value over the period from the date of acquisition to the redemption date are immediately recorded to retained earnings.

On October 2, 2019, Vista Equity Partners formally exercised its put right to require Raytheon to purchase Vista Equity Partners’ interest in Forcepoint. As a result, the parties are engaged in a formal process under the joint venture agreement to determine fair value, as defined in the joint venture agreement, of such interest. This formal process contemplates the parties’ selection of qualified investment banks to determine fair value. Each party will select its own investment bank and fair value will be the average of the valuations determined by the two investment banks if the valuations are within a specified percentage of each other. If the valuations are not within a specified percentage of each other, then the two investment banks will select a third investment bank and fair value will be the average of the valuation determined by two of the three investment banks, depending on whether the third investment bank’s valuation determination is greater than, less than or equal to the average of the valuations determined by the first two investment banks.

After the fair value is determined under the joint venture agreement, Vista Equity Partners will be required to sell to Raytheon, and Raytheon will be required to purchase for cash, all of Vista Equity Partners’ interest in Forcepoint. The estimate of fair value for purposes of presenting redeemable noncontrolling interest in our consolidated balance sheets could differ significantly from fair value as determined under the joint venture agreement.

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

A rollforward of redeemable noncontrolling interests was as follows:

(In millions)	Forcepoint	RGNext	Total
Balance at June 30, 2019	$401	$34	$435
Net income (loss)	(3)	3	—
Other comprehensive income (loss), net of tax(1)	—	—	—
Adjustment of noncontrolling interests to redemption value	(7)	—	(7)
Balance at September 29, 2019	$391	$37	$428

Balance at December 31, 2018	$411	$—	$411
RGNext initial recognition	—	32	32
Net income (loss)	(15)	5	(10)
Other comprehensive income (loss), net of tax(1)	—	—	—
Adjustment of noncontrolling interests to redemption value	(5)	—	(5)
Balance at September 29, 2019	$391	$37	$428

Balance at July 1, 2018	$512	$—	$512
Net income (loss)	(3)	—	(3)
Other comprehensive income (loss), net of tax(1)	—	—	—
Adjustment of noncontrolling interests to redemption value	51	—	51
Balance at September 30, 2018	$560	$—	$560

Balance at December 31, 2017	$512	$—	$512
Net income (loss)	(22)	—	(22)
Other comprehensive income (loss), net of tax(1)	—	—	—
Adjustment of noncontrolling interests to redemption value	70	—	70
Balance at September 30, 2018	$560	$—	$560

(1)	Other comprehensive income (loss), net of tax, related to Forcepoint was a loss of less than $1 million for the third quarter and first nine months of 2019 and 2018.

Note 15: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Beginning balance	278.4	285.2	282.1	288.4
Stock plans activity	—	—	1.1	1.0
Share repurchases	—	(0.7)	(4.8)	(4.9)
Ending balance	278.4	284.5	278.4	284.5

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. In November 2017, our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At September 29, 2019, we had approximately $0.7 billion available under the 2017 repurchase program. However, the merger agreement with UTC restricts us from repurchasing shares other than to satisfy tax withholding obligations. For more information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC).”

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, RSUs and LTPP awards issued to employees.

Our share repurchases were as follows:

	Three Months Ended
(In millions)	Sep 29, 2019		Sep 30, 2018
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$—	—	$125	0.7
Shares repurchased to satisfy tax withholding obligations	1	—	—	—
Total share repurchases	$1	—	$125	0.7

	Nine Months Ended
(In millions)	Sep 29, 2019		Sep 30, 2018
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$800	4.4	$925	4.5
Shares repurchased to satisfy tax withholding obligations	67	0.4	91	0.4
Total share repurchases	$867	4.8	$1,016	4.9

In March 2019, our Board of Directors authorized an 8.6% increase to our annual dividend payout rate from $3.47 to $3.77 per share. Our Board of Directors also declared dividends of $0.9425 and $2.8275 per share during the third quarter and first nine months of 2019, respectively, compared to dividends of $0.8675 and $2.6025 per share during the third quarter and first nine months of 2018, respectively. Dividends are subject to quarterly approval by our Board of Directors.

Stock-based Compensation Plans
On May 30, 2019, our stockholders approved the Raytheon 2019 Stock Plan (2019 Stock Plan). The 2019 Stock Plan provides for stock-based awards to be issued as restricted stock, RSUs, stock grants, stock options or stock appreciation rights, including awards based on performance criteria. The plan authorizes the issuance of 2.7 million shares in addition to shares remaining available for awards under the Raytheon 2010 Stock Plan as of December 31, 2018. The total maximum number of shares originally authorized for issuance under the 2019 Stock Plan, the 2010 Stock Plan and other prior Raytheon plans is 44.5 million. The 2019 Stock Plan provides that awards to our officers, employees and consultants are generally granted by the Management Development and Compensation Committee of our Board of Directors and are compensatory in nature, while awards to our non-employee directors are granted by the Board’s Governance and Nominating Committee. At September 29, 2019, there were 7.9 million shares available for new awards and 2.8 million shares outstanding under the 2019 Stock Plan, the 2010 Stock Plan and other prior Raytheon plans.

Restricted Stock and RSUs—During the first nine months of 2019, we granted 1.0 million combined shares of restricted stock and RSUs with a weighted-average grant-date fair value of $179.93 per share, calculated under the intrinsic value method. These awards generally vest in equal installments on each of the second, third and fourth anniversary dates of the award’s grant date.

LTPP—During the first nine months of 2019, we granted RSUs subject to the 2019–2021 LTPP with an aggregate target award of 0.1 million units and a weighted-average grant-date fair value of $175.93 per share. The performance goals for the 2019–2021 LTPP awards are independent of each other and based on three metrics, as defined in the LTPP award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers. The grant-date fair value is based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award.

Forcepoint Plans—Forcepoint unit appreciation rights and profits interests vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the joint venture. In certain limited circumstances other vesting conditions may apply. The impact attributable to these other vesting conditions was income of $2 million and expense of $4 million in the third quarters of 2019 and 2018, respectively, and income of $6 million and expense of $8 million in the first nine months of 2019 and 2018, respectively. At September 29, 2019, there were 174 thousand combined units and/or profits interests authorized for award under these plans.

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

A rollforward of accumulated other comprehensive income (loss) was as follows:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2018	$(8,483)	$(131)	$(2)	$(2)	$(8,618)
Before tax amount	767	(15)	(13)	—	739
Tax (expense) or benefit	(161)	—	(2)	—	(163)
Net of tax amount	606	(15)	(15)	—	576
Balance at September 29, 2019	$(7,877)	$(146)	$(17)	$(2)	$(8,042)

Balance at December 31, 2017	$(7,843)	$(95)	$6	$(3)	$(7,935)
Before tax amount	1,266	(19)	(10)	—	1,237
Tax (expense) or benefit	(266)	—	2	—	(264)
Net of tax amount	1,000	(19)	(8)	—	973
Reclassification of stranded tax effects	(1,452)	—	1	—	(1,451)
Balance at September 30, 2018	$(8,295)	$(114)	$(1)	$(3)	$(8,413)

(1)    Pension and PRB plans, net is shown net of cumulative tax benefits of $2,094 million and $2,255 million at September 29, 2019 and December 31, 2018, respectively.
(2)    Cash flow hedges are shown net of cumulative tax expense of $1 million and benefits of $1 million at September 29, 2019 and December 31, 2018, respectively.
(3)    Unrealized gains (losses) on investments and other, net are shown net of cumulative tax expense of $1 million at September 29, 2019 and December 31, 2018.

In the first quarter of 2018, we reclassified the stranded tax effects related to the enactment of the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive loss (AOCL) to retained earnings in accordance with ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These stranded tax effects related to the deferred tax amounts at December 31, 2017 recorded through other comprehensive income prior to the enactment date using the prior 35% statutory tax rate that remained in other comprehensive income despite the fact that the related deferred tax assets and liabilities were remeasured to reflect the newly enacted tax rate of 21%.

Other material amounts reclassified out of AOCL related to the amortization of net actuarial loss associated with our pension plans were $787 million and $1,013 million before tax in the first nine months of 2019 and 2018, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income). See “Note 16: Pension and Other Employee Benefits” for additional details.

We expect $2 million net of tax of net unrealized losses on our cash flow hedges at September 29, 2019 to be reclassified into earnings at then-current values over the next 12 months as the underlying hedged transactions occur.

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

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in a separate trust, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trust, which are considered Level 1 assets under the fair value hierarchy, consisted of the following:

(In millions)	Sep 29, 2019	Dec 31, 2018
Marketable securities held in trust	$710	$642

Included in marketable securities held in trust in the table above was $447 million and $420 million at September 29, 2019 and December 31, 2018, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $456 million and $431 million at September 29, 2019 and December 31, 2018, respectively.

The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Operating expense
Service cost	$106	$123	$315	$378
Non-operating expense
Interest cost	262	248	784	753
Expected return on plan assets	(358)	(351)	(1,077)	(1,077)
Amortization of prior service cost	1	1	4	4
Amortization of net actuarial loss	241	325	787	1,013
Loss recognized due to settlements	—	288	—	288
Total pension non-service expense	146	511	498	981
Net periodic pension expense (income)	$252	$634	$813	$1,359

Net periodic pension expense (income) includes income of $1 million and $2 million from foreign Pension Benefits plans in the third quarters of 2019 and 2018, respectively, and income of $3 million and $6 million in the first nine months of 2019 and 2018, respectively.

Net periodic PRB expense was $7 million and $6 million in the third quarters of 2019 and 2018, respectively, and $18 million and $16 million in the first nine months of 2019 and 2018, respectively.

Long-term pension and PRB liabilities consisted of the following:

(In millions)	Sep 29, 2019	Dec 31, 2018
Long-term pension liabilities	$5,870	$6,111
Long-term PRB liabilities	347	354
Total long-term pension and PRB liabilities	$6,217	$6,465

We made the following contributions to our pension and PRB plans:

	Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018
Required pension contributions	$294	$857
Discretionary pension contributions	—	1,250
PRB contributions	22	15
Total	$316	$2,122

We periodically evaluate whether to make discretionary contributions. We did not make any discretionary contributions to our pension plans during the first nine months of 2019. In the first nine months of 2018 we made a $1.25 billion discretionary contribution to our pension plans.

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

On a periodic basis, we update our actuarial estimate of the unfunded projected benefit obligation with updated census and investment valuation data for the end of the prior year. As a result of the update in the third quarter of 2019 and related actuarial estimate changes, we recorded an increase to the unfunded projected benefit obligation for our pension of $29 million and an increase to the unfunded projected benefit obligation for our PRB plans of $2 million, with a corresponding increase of $25 million net of tax to AOCL in the third quarter of 2019. As a result of the update in the third quarter of 2018, and related actuarial estimate changes, we recorded an increase to the unfunded projected benefit obligation for our pension of $40 million and an increase to the unfunded projected benefit obligation for our PRB plans of $7 million, with a corresponding increase of $37 million net of tax to AOCL in the third quarter of 2018.

Note 17: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. With the exception of one matter related to the 2015 tax year, all IRS examinations related to originally filed returns are closed through the 2016 tax year. No amount related to the 2015 matter is reflected in unrecognized tax benefits as of September 29, 2019. In 2018, we amended tax returns for tax years 2014–2016 to reflect refund claims related to increased Research and Development tax credits (R&D tax credits), which will be subject to audit. We are also under audit by multiple state and foreign tax authorities.

In the third quarter of 2018, the Company recognized a net tax benefit of $110 million related to the completion of the 2017 tax return and additional amended R&D tax credit claims related to the 2014–2016 tax years, which, in aggregate, decreased our effective tax rate by 17.3% and 5.0% in the third quarter and first nine months of 2018, respectively.

In the second quarter of 2018, we determined we would make a $1.25 billion contribution to our pension plans in the third quarter of 2018, and as a result recorded a net tax benefit of $95 million in the second quarter of 2018. This was primarily due to the remeasurement of the related deferred tax asset balance at the 2017 tax rate of 35% versus the 2018 tax rate of 21% since the discretionary contribution was deductible on our 2017 tax return. This decreased our effective tax rate by 4.3% in the first nine months of 2018.

The balance of our unrecognized tax benefits, exclusive of interest, was $209 million and $92 million at September 29, 2019 and December 31, 2018, respectively, the majority of which would affect our earnings if recognized. The increase in the balance of our unrecognized tax benefits during the first nine months of 2019 is related to positions taken or expected to be taken on amended state tax returns.

We accrue interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties recognized during the third quarter and first nine months of 2019 and 2018 and accrued as of September 29, 2019 and December 31, 2018 were de minimis.

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

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Integrated Defense Systems	$1,755	$1,493	$4,946	$4,496
Intelligence, Information and Services	1,855	1,742	5,409	5,011
Missile Systems	2,165	2,082	6,381	5,981
Space and Airborne Systems	1,939	1,695	5,409	4,868
Forcepoint	167	173	481	462
Eliminations	(435)	(377)	(1,291)	(1,110)
Total business segment sales	7,446	6,808	21,335	19,708
Acquisition Accounting Adjustments	—	(2)	(1)	(10)
Total	$7,446	$6,806	$21,334	$19,698

	Three Months Ended		Nine Months Ended
Intersegment Sales (in millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Integrated Defense Systems	$23	$17	$66	$47
Intelligence, Information and Services	172	162	523	491
Missile Systems	55	40	156	117
Space and Airborne Systems	176	149	522	436
Forcepoint	9	9	24	19
Total	$435	$377	$1,291	$1,110

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Integrated Defense Systems	$282	$241	$804	$776
Intelligence, Information and Services(1)	161	149	509	394
Missile Systems	219	257	662	700
Space and Airborne Systems	272	223	713	622
Forcepoint	14	18	2	3
Eliminations	(47)	(45)	(140)	(126)
Total business segment operating income	901	843	2,550	2,369
Acquisition Accounting Adjustments	(28)	(30)	(83)	(97)
FAS/CAS Operating Adjustment	361	365	1,090	1,072
Corporate and Reclassification(1)	(28)	5	(62)	(20)
Total	$1,206	$1,183	$3,495	$3,324

(1)
In the third quarter of 2019, the Company revalued an investment in equity securities of a non-publicly traded company due to the availability of updated pricing data from a recent transaction and recognized a non-cash gain of $14 million. The gain is included in IIS’s operating income for the third quarter and first nine months of 2019 as it is part of management’s evaluation of the segment’s performance and reclassified to other (income) expense, net on our consolidated statements of operations for financial reporting purposes as the gain is not related to our core operations. No amounts were recorded in the third quarter or first nine months of 2018.

	Three Months Ended		Nine Months Ended
Intersegment Operating Income (in millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Integrated Defense Systems	$2	$2	$6	$5
Intelligence, Information and Services	16	17	51	51
Missile Systems	6	4	15	11
Space and Airborne Systems	17	15	51	44
Forcepoint	6	7	17	15
Total	$47	$45	$140	$126

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

The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
FAS/CAS Pension Operating Adjustment	$357	$361	$1,080	$1,062
FAS/CAS PRB Operating Adjustment	4	4	10	10
FAS/CAS Operating Adjustment	$361	$365	$1,090	$1,072

Total assets for each of our business segments were as follows:

Total Assets (in millions)	Sep 29, 2019	Dec 31, 2018(2)
Integrated Defense Systems(1)	$5,027	$4,826
Intelligence, Information and Services(1)	4,357	4,238
Missile Systems(1)	8,871	8,229
Space and Airborne Systems(1)	6,938	6,740
Forcepoint(1)	2,428	2,529
Corporate	5,196	6,108
Total	$32,817	$32,670

(1)	Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

(2)	Amounts have been recast to reflect the adoption of ASU 2016-02, Leases (Topic 842). Operating lease right-of-use assets are all recorded at Corporate.

We disaggregate our revenue from contracts with customers by geographic location, customer-type and contract-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended September 29, 2019
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$217	$301	$779	$744	$55	$—	$2,096
Cost-type contracts	467	1,137	805	699	5	—	3,113
Direct commercial sales and other U.S. sales
Fixed-price contracts	2	29	7	27	37	—	102
Cost-type contracts	—	7	—	—	—	—	7
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	37	59	117	49	—	—	262
Cost-type contracts	17	11	10	9	—	—	47
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	162	44	42	66	15	—	329
Cost-type contracts	15	—	1	—	—	—	16
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	153	1	141	81	—	—	376
Cost-type contracts	55	6	2	21	—	—	84
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	388	14	106	13	8	—	529
Cost-type contracts	—	—	28	—	—	—	28
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	162	—	30	14	—	—	206
Cost-type contracts	14	—	1	3	—	—	18
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	41	61	41	37	38	—	218
Cost-type contracts	2	13	—	—	—	—	15
Total net sales	1,732	1,683	2,110	1,763	158	—	7,446
Intersegment sales	23	172	55	176	9	(435)	—
Acquisition Accounting Adjustments	—	—	—	—	—	—	—
Reconciliation to business segment sales	$1,755	$1,855	$2,165	$1,939	$167	$(435)	$7,446

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended September 29, 2019
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$686	$1,474	$1,591	$1,470	$97	$5,318
Asia/Pacific	231	114	170	124	15	654
Middle East and North Africa	596	21	277	115	8	1,017
All other (principally Europe)	219	74	72	54	38	457
Total net sales	$1,732	$1,683	$2,110	$1,763	$158	$7,446

	Three Months Ended September 29, 2019
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$684	$1,438	$1,584	$1,443	$60	$5,209
U.S. direct commercial sales and other U.S. sales	2	36	7	27	37	109
Foreign military sales through the U.S. government	438	77	301	177	—	993
Foreign direct commercial sales and other foreign sales(1)	608	132	218	116	61	1,135
Total net sales	$1,732	$1,683	$2,110	$1,763	$158	$7,446

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended September 29, 2019
Total Net Sales by Contract-Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$1,162	$509	$1,263	$1,031	$153	$4,118
Cost-type contracts	570	1,174	847	732	5	3,328
Total net sales	$1,732	$1,683	$2,110	$1,763	$158	$7,446

	Three Months Ended September 30, 2018
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$176	$260	$804	$611	$46	$—	$1,897
Cost-type contracts	429	1,076	668	644	4	—	2,821
Direct commercial sales and other U.S. sales
Fixed-price contracts	1	31	6	29	52	—	119
Cost-type contracts	—	4	—	1	—	—	5
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	46	71	105	41	—	—	263
Cost-type contracts	19	11	11	7	—	—	48
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	182	50	34	58	17	—	341
Cost-type contracts	24	—	—	—	—	—	24
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	190	5	105	70	—	—	370
Cost-type contracts	47	—	4	17	—	—	68
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	277	1	209	22	7	—	516
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	46	2	31	15	—	—	94
Cost-type contracts	7	—	16	2	—	—	25
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	29	56	48	29	36	—	198
Cost-type contracts	3	13	1	—	—	—	17
Total net sales	1,476	1,580	2,042	1,546	162	—	6,806
Intersegment sales	17	162	40	149	9	(377)	—
Acquisition Accounting Adjustments	—	—	—	—	2	(2)	—
Reconciliation to business segment sales	$1,493	$1,742	$2,082	$1,695	$173	$(379)	$6,806

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended September 30, 2018
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$606	$1,371	$1,478	$1,285	$102	$4,842
Asia/Pacific	271	132	150	106	17	676
Middle East and North Africa	514	6	318	109	7	954
All other (principally Europe)	85	71	96	46	36	334
Total net sales	$1,476	$1,580	$2,042	$1,546	$162	$6,806

	Three Months Ended September 30, 2018
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$605	$1,336	$1,472	$1,255	$50	$4,718
U.S. direct commercial sales and other U.S. sales	1	35	6	30	52	124
Foreign military sales through the U.S. government	355	89	272	152	—	868
Foreign direct commercial sales and other foreign sales(1)	515	120	292	109	60	1,096
Total net sales	$1,476	$1,580	$2,042	$1,546	$162	$6,806

(1)	Excludes foreign military sales through the U.S. government.

	Three Months Ended September 30, 2018
Total Net Sales by Contract-Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$947	$476	$1,342	$875	$158	$3,798
Cost-type contracts	529	1,104	700	671	4	3,008
Total net sales	$1,476	$1,580	$2,042	$1,546	$162	$6,806

	Nine Months Ended September 29, 2019
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$645	$750	$2,202	$1,925	$132	$—	$5,654
Cost-type contracts	1,357	3,420	2,297	2,071	12	—	9,157
Direct commercial sales and other U.S. sales
Fixed-price contracts	4	93	23	85	126	—	331
Cost-type contracts	—	16	—	1	1	—	18
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	121	194	368	116	—	—	799
Cost-type contracts	51	31	34	25	—	—	141
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	516	133	123	173	47	—	992
Cost-type contracts	51	—	2	—	—	—	53
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	592	10	446	238	—	—	1,286
Cost-type contracts	156	16	12	62	—	—	246
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	845	30	402	32	24	—	1,333
Cost-type contracts	—	—	65	—	—	—	65
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	374	1	101	51	—	—	527
Cost-type contracts	37	—	26	6	—	—	69
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	123	163	123	102	114	—	625
Cost-type contracts	8	29	1	—	—	—	38
Total net sales	4,880	4,886	6,225	4,887	456	—	21,334
Intersegment sales	66	523	156	522	24	(1,291)	—
Acquisition Accounting Adjustments	—	—	—	—	1	(1)	—
Reconciliation to business segment sales	$4,946	$5,409	$6,381	$5,409	$481	$(1,292)	$21,334

(1)	Excludes foreign military sales through the U.S. government.

	Nine Months Ended September 29, 2019
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$2,006	$4,279	$4,522	$4,082	$271	$15,160
Asia/Pacific	739	358	527	314	47	1,985
Middle East and North Africa	1,593	56	925	332	24	2,930
All other (principally Europe)	542	193	251	159	114	1,259
Total net sales	$4,880	$4,886	$6,225	$4,887	$456	$21,334

	Nine Months Ended September 29, 2019
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$2,002	$4,170	$4,499	$3,996	$144	$14,811
U.S. direct commercial sales and other U.S. sales	4	109	23	86	127	349
Foreign military sales through the U.S. government	1,331	252	987	498	—	3,068
Foreign direct commercial sales and other foreign sales(1)	1,543	355	716	307	185	3,106
Total net sales	$4,880	$4,886	$6,225	$4,887	$456	$21,334

(1)	Excludes foreign military sales through the U.S. government.

	Nine Months Ended September 29, 2019
Total Net Sales by Contract-Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$3,220	$1,374	$3,788	$2,722	$443	$11,547
Cost-type contracts	1,660	3,512	2,437	2,165	13	9,787
Total net sales	$4,880	$4,886	$6,225	$4,887	$456	$21,334

	Nine Months Ended September 30, 2018
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$601	$762	$2,039	$1,685	$87	$—	$5,174
Cost-type contracts	1,242	3,074	1,982	1,926	11	—	8,235
Direct commercial sales and other U.S. sales
Fixed-price contracts	5	87	29	86	152	—	359
Cost-type contracts	1	13	—	2	—	—	16
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	124	173	314	107	—	—	718
Cost-type contracts	66	37	50	14	—	—	167
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	516	147	121	159	49	—	992
Cost-type contracts	93	—	1	—	—	—	94
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	628	16	311	187	—	—	1,142
Cost-type contracts	117	1	17	49	—	—	184
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	852	10	679	78	22	—	1,641
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	72	2	89	37	—	—	200
Cost-type contracts	22	—	60	4	—	—	86
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	102	166	170	98	112	—	648
Cost-type contracts	8	32	2	—	—	—	42
Total net sales	4,449	4,520	5,864	4,432	433	—	19,698
Intersegment sales	47	491	117	436	19	(1,110)	—
Acquisition Accounting Adjustments	—	—	—	—	10	(10)	—
Reconciliation to business segment sales	$4,496	$5,011	$5,981	$4,868	$462	$(1,120)	$19,698

(1)	Excludes foreign military sales through the U.S. government.

	Nine Months Ended September 30, 2018
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$1,849	$3,936	$4,050	$3,699	$250	$13,784
Asia/Pacific	799	357	486	280	49	1,971
Middle East and North Africa	1,597	27	1,007	314	22	2,967
All other (principally Europe)	204	200	321	139	112	976
Total net sales	$4,449	$4,520	$5,864	$4,432	$433	$19,698

	Nine Months Ended September 30, 2018
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$1,843	$3,836	$4,021	$3,611	$98	$13,409
U.S. direct commercial sales and other U.S. sales	6	100	29	88	152	375
Foreign military sales through the U.S. government	1,029	229	841	398	—	2,497
Foreign direct commercial sales and other foreign sales(1)	1,571	355	973	335	183	3,417
Total net sales	$4,449	$4,520	$5,864	$4,432	$433	$19,698

(1)	Excludes foreign military sales through the U.S. government.

	Nine Months Ended September 30, 2018
Total Net Sales by Contract-Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$2,900	$1,363	$3,752	$2,437	$422	$10,874
Cost-type contracts	1,549	3,157	2,112	1,995	11	8,824
Total net sales	$4,449	$4,520	$5,864	$4,432	$433	$19,698

Note 19: Remaining Performance Obligations
Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). As of September 29, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $44,614 million. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

Although we currently do not expect to be prevented from doing business in KSA, if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it would have a material adverse effect on our financial results. KSA represents less than 5% of our sales and $2.5 billion of our remaining performance obligations at September 29, 2019.

With respect to the unaudited consolidated financial information of Raytheon Company for the nine months ended September 29, 2019 and September 30, 2018, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated October 24, 2019, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Raytheon Company
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries (the “Company”) as of September 29, 2019, and the related consolidated statements of operations, of comprehensive income and of equity for the three-month and nine-month periods ended September 29, 2019 and September 30, 2018, and the consolidated statements of cash flows for the nine-month periods ended September 29, 2019 and September 30, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
October 24, 2019

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

On June 9, 2019, Raytheon and United Technologies Corporation (UTC) entered into an agreement to combine in an all-stock merger of equals. The merger is expected to close in the first half of 2020, subject to and following completion by UTC of the separations and distributions of its Otis and Carrier businesses. Under the terms of the agreement, Raytheon stockholders will receive 2.3348 shares of UTC common stock for each Raytheon share. The agreement provides that upon completion of the merger, UTC stockholders will own approximately 57% and Raytheon stockholders will own approximately 43% of the outstanding shares of common stock of UTC. In addition, the agreement generally restricts certain actions by both Raytheon and UTC. The Merger was approved by Raytheon's stockholders at a special meeting of Raytheon held on October 11, 2019, and was approved by UTC stockholders at a special meeting of UTC held on October 11, 2019. For additional information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC)” within Item 1 of this Form 10-Q.

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

Total Net Sales
The composition of external net sales by products and services for each segment in the third quarter and first nine months of 2019 was approximately the following:

	IDS	IIS	MS	SAS	Forcepoint
Products	90%	45%	95%	100%	90%
Services	10%	55%	5%	—%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Net sales
Products	$6,187	$5,656	83.1%	83.1%
Services	1,259	1,150	16.9%	16.9%
Total net sales	$7,446	$6,806	100.0%	100.0%

Total Net Sales - Third Quarter of 2019 vs. Third Quarter of 2018—The increase in total net sales of $640 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher external net sales of $256 million at IDS and $217 million at SAS. The increase in net sales at IDS was primarily due to higher net sales on an international air and missile defense system program awarded in the third quarter of 2019, driven primarily by the recognition of previously deferred precontract and inventoried costs, higher net sales on certain European Patriot® programs awarded in 2018 and the second quarter of 2019, and higher net sales on an international technical and logistics support contract awarded in the third quarter of 2019, driven by the recognition of previously deferred precontract costs, partially offset by lower net sales on certain international Patriot programs and lower net sales on an international air and missile defense system program, both due to the scheduled completion of certain production phases of the programs. The increase in net sales at SAS was primarily due to higher net sales on classified programs principally driven by 2018 awards, higher net sales on protected communication systems terminals and spares programs for the U.S. Air Force awarded in the third quarter of 2019 and higher net sales on the Next Generation Overhead Persistent Infrared (Next Gen OPIR) program for the U.S. Air Force awarded in the third quarter of 2018.

Products and Services Net Sales - Third Quarter of 2019 vs. Third Quarter of 2018—The increase in products net sales of $531 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher external products net sales of $223 million at SAS and $200 million at IDS. The increase in products net sales at SAS was primarily due to higher products net sales on certain classified programs and higher products net sales on the protected communication systems terminals and spares programs for the U.S. Air Force and Next Gen OPIR program described above in Total Net Sales. The increase in products net sales at IDS was primarily due to higher products net sales on the international air and missile defense system program and the certain European Patriot programs described above in Total Net Sales, partially offset by lower products net sales on the certain international Patriot programs and the international air and missile defense system program described above in Total Net Sales. The increase in services net sales of $109 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher external services net sales of $56 million at IDS, principally driven by higher services net sales on the international technical and logistics support contract described above in Total Net Sales.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Net sales
Products	$17,743	$16,417	83.2%	83.3%
Services	3,591	3,281	16.8%	16.7%
Total net sales	$21,334	$19,698	100.0%	100.0%

Total Net Sales - First Nine Months of 2019 vs. First Nine Months of 2018—The increase in total net sales of $1,636 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to higher external net sales of $455 million at SAS, $431 million at IDS, $366 million at IIS and $361 million at MS. The increase in net sales at SAS was primarily due to higher net sales on classified programs principally driven by 2018 awards, higher net sales on the Next Gen OPIR program for the U.S. Air Force awarded in the third quarter of 2018, higher net sales on Identification Friend or Foe (IFF) production programs primarily due to increased customer demand and higher net sales on tactical radar systems development programs due to scheduled increases in program activity. The increase in net sales at IDS was primarily due to higher net sales on certain European Patriot programs awarded in 2018 and the second quarter of 2019, higher net sales on an international air and missile defense system program awarded in the third quarter of 2019, driven primarily by the recognition of previously deferred precontract and inventoried costs, higher net sales on various Patriot programs for a Middle East and North Africa (MENA) customer from the completion of a transaction to satisfy all of our existing offset obligations on the programs, higher net sales on an international Patriot program awarded in the second quarter of 2019 primarily driven by the recognition of previously inventoried costs, and higher net sales on a naval radar program driven by awards in the first quarter of 2019, partially offset by lower net sales on certain international Patriot programs and lower net sales on an international Patriot program awarded in the first quarter of 2018, both due to the scheduled completion of certain production phases of the programs. The increase in net sales at IIS was primarily due to higher net sales on classified programs in both cyber and space and higher net sales from the consolidation of Range Generation Next LLC (RGNext) in the first quarter of 2019, partially offset by lower net sales on programs in support of the U.S. Army’s Warfighter Field Operations Customer Support (Warfighter FOCUS) activities, which continue to transition to a number of competitively-awarded replacement programs. In the first quarter of 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture, increasing our equity ownership to 60% and giving us control of the operations of RGNext with the partner having only protective rights. The results of RGNext are included in IIS’s segment results effective as of the February 8, 2019 consolidation date. See “Note 10: Acquisitions, Divestitures and Goodwill” within Item 1 of this Form 10-Q for additional detail. The increase in net sales at MS was primarily due to higher net sales on classified programs, partially offset by lower net sales on the Paveway™ program due to planned decreases in production, with the remaining change spread across numerous programs with no individual or common significant driver.

Products and Services Net Sales - First Nine Months of 2019 vs. First Nine Months of 2018—The increase in products net sales of $1,326 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to higher external products net sales of $478 million at SAS, $333 million at MS and $324 million at IDS. The increase in products net sales at SAS was primarily due to higher products net sales on certain classified programs and higher products net sales on the Next Gen OPIR program described above in Total Net Sales. The increase in products net sales at MS was spread across numerous programs with no individual or common significant driver. The increase in products net sales at IDS was primarily due to higher products net sales driven by the programs discussed above in Total Net Sales. The increase in services net sales of $310 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to higher external services net sales of $188 million at IIS principally due to higher services net sales on certain classified programs, higher services net sales from the consolidation of RGNext in the first quarter of 2019 described above in Total Net Sales, and higher services net sales on the Development, Operations and Maintenance (DOMino) cyber program for the Department of Homeland Security (DHS) due to planned program schedule requirements, partially offset by lower services net sales on programs in support of the Warfighter FOCUS activities described above in Total Net Sales.

Sales to Major Customers - Third Quarter of 2019 vs. Third Quarter of 2018 and First Nine Months of 2019 vs. First Nine Months of 2018

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Sales to the U.S. government(1)(2)	$5,209	$4,718	70%	69%
U.S. direct commercial sales and other U.S. sales	109	124	1%	2%
Foreign military sales through the U.S. government	993	868	13%	13%
Foreign direct commercial sales and other foreign sales(1)	1,135	1,096	15%	16%
Total net sales	$7,446	$6,806	100%	100%

(1)	Excludes foreign military sales through the U.S. government.

(2)
Includes sales to the U.S. Department of Defense (DoD) of $5,024 million, or 67% of total net sales, in the third quarter of 2019 and $4,494 million, or 66% of total net sales, in the third quarter of 2018.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Sales to the U.S. government(1)(2)	$14,811	$13,409	69%	68%
U.S. direct commercial sales and other U.S. sales	349	375	2%	2%
Foreign military sales through the U.S. government	3,068	2,497	14%	13%
Foreign direct commercial sales and other foreign sales(1)	3,106	3,417	15%	17%
Total net sales	$21,334	$19,698	100%	100%

(1)	Excludes foreign military sales through the U.S. government.

(2)	Includes sales to the U.S. DoD of $14,172 million, or 66% of total net sales, in the first nine months of 2019 and $12,798 million, or 65% of total net sales, in the first nine months of 2018.

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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Cost of sales
Products	$4,522	$3,970	60.7%	58.3%
Services	977	901	13.1%	13.2%
Total cost of sales	$5,499	$4,871	73.9%	71.6%

Total Cost of Sales - Third Quarter of 2019 vs. Third Quarter of 2018—The increase in total cost of sales of $628 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher external cost of sales at IDS and SAS, both primarily due to the programs described above in Total Net Sales.

Products and Services Cost of Sales - Third Quarter of 2019 vs. Third Quarter of 2018—The increase in products cost of sales of $552 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher external products cost of sales at SAS and IDS, both principally due to the programs described above in Total Net Sales. The increase in services cost of sales of $76 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher external services cost of sales at IDS principally due to the program described above in Total Net Sales.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Cost of sales
Products	$12,826	$11,610	60.1%	58.9%
Services	2,755	2,570	12.9%	13.0%
Total cost of sales	$15,581	$14,180	73.0%	71.9%

Total Cost of Sales - First Nine Months of 2019 vs. First Nine Months of 2018—The increase in total cost of sales of $1,401 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to higher external cost of sales at MS, SAS, IDS and IIS. The increase in cost of sales at MS was primarily due to higher cost of sales on the classified programs described above in Total Net Sales, partially offset by lower cost of sales on the Paveway program described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in cost of sales at SAS was primarily due to the classified programs and the Next Gen OPIR program for the U.S. Air Force described above in Total Net Sales. The increase in cost of sales at IDS and IIS was primarily due to the programs described above in Total Net Sales.

Products and Services Cost of Sales - First Nine Months of 2019 vs. First Nine Months of 2018—The increase in products cost of sales of $1,216 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to higher external products cost of sales at MS, SAS and IDS. The increase in products cost of sales at MS was spread across numerous programs with no individual or common significant driver. The increase in products cost of sales at SAS and IDS was primarily due to the programs described above in Total Net Sales. The increase in services cost of sales of $185 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to higher external services cost of sales at IIS and IDS. The increase in services cost of sales at IIS was primarily due to the programs described above in Total Net Sales. The increase in services cost of sales at IDS was due to an international technical and logistics support contract awarded in the third quarter of 2019, driven by the recognition of previously deferred precontract costs.

General and Administrative Expenses

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Administrative and selling expenses	$570	$533	7.7%	7.8%
Research and development expenses	171	219	2.3%	3.2%
Total general and administrative expenses	$741	$752	10.0%	11.0%

The increase in administrative and selling expenses of $37 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to $16 million of transaction costs related to the proposed merger with UTC, with the remaining change spread across our business segments with no individual or common significant driver.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $10 million and $9 million in the third quarters of 2019 and 2018, respectively.

The decrease in research and development expenses of $48 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to lower independent research and development activity at MS due to an increase in customer-funded research and development.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Administrative and selling expenses	$1,692	$1,601	7.9%	8.1%
Research and development expenses	566	593	2.7%	3.0%
Total general and administrative expenses	$2,258	$2,194	10.6%	11.1%

The increase in administrative and selling expenses of $91 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to $39 million of transaction costs related to the proposed merger with UTC and higher administrative and selling expenses at IDS related to activities to support an advanced radar pursuit.

Net state income taxes allocated to our contracts were $30 million and $26 million in the first nine months of 2019 and 2018, respectively.

The decrease in research and development expenses of $27 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to lower independent research and development activity at MS due to an increase in customer-funded research and development and lower research and development expenses at Forcepoint principally driven by optimization of the research and development labor force, including an increase in capitalized labor costs related to the development of a Software as a Service (SaaS) platform, partially offset by higher independent research and development activity at IDS related to next-generation technologies.

Total Operating Expenses

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Total operating expenses	$6,240	$5,623	$17,839	$16,374
% of Total Net Sales	83.8%	82.6%	83.6%	83.1%

The increase in total operating expenses of $617 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to the increase in total cost of sales of $628 million, the primary drivers of which are described above in Total Cost of Sales.

The increase in total operating expenses of $1,465 million in the first nine months of 2019 compared to the first nine months of 2018 was due to the increase in total cost of sales of $1,401 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Operating income	$1,206	$1,183	$3,495	$3,324
% of Total Net Sales	16.2%	17.4%	16.4%	16.9%

The increase in operating income of $23 million in the third quarter of 2019 compared to the third quarter of 2018 was due to the increase in total net sales of $640 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $617 million, the primary drivers of which are described above in Total Operating Expenses.

The increase in operating income of $171 million in the first nine months of 2019 compared to the first nine months of 2018 was due to the increase in total net sales of $1,636 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $1,465 million, the primary drivers of which are described above in Total Operating Expenses.

Total Non-Operating (Income) Expense, Net

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Non-operating (income) expense, net
Retirement benefits non-service expense	$152	$516	$514	$993
Interest expense	45	45	134	138
Interest income	(10)	(6)	(30)	(21)
Other (income) expense, net	(17)	(8)	(45)	(6)
Total non-operating (income) expense, net	$170	$547	$573	$1,104

The decrease in total non-operating (income) expense, net of $377 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to a decrease in retirement benefits non-service expense of $364 million principally driven by the recognition of a non-cash pension settlement charge of $288 million during the third quarter of 2018. The settlement charge was the acceleration of actuarial losses previously included in accumulated other comprehensive loss (AOCL) for certain Raytheon-sponsored pension plans that purchased a group annuity contract from an insurance company to transfer $923 million of our outstanding pension benefit obligations in the third quarter of 2018. See “Note 16: Pension and Other Employee Benefits” within Item 1 of this Form 10-Q for further details. Included in the change in other (income) expense, net was a non-cash gain of $14 million in the third quarter of 2019 related to the revaluation of an investment in equity securities of a non-publicly traded company due to the availability of updated pricing data from a recent transaction.

As a result of the update of our actuarial estimate in the third quarter of 2019, as described in “Note 16: Pension and Other Employee Benefits” within Item 1 of this Form 10-Q, our 2019 retirement benefits non-service expense will change by an estimated $38 million of decreased expense, $29 million of which was recorded in the third quarter of 2019, and $9 million of which will be recorded in the fourth quarter of 2019.

As a result of the update of our actuarial estimate in the third quarter of 2018, our 2018 retirement benefits non-service expense changed by $14 million of decreased expense, all of which was recorded in the third quarter of 2018.

The decrease in total non-operating (income) expense, net of $531 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to a decrease in retirement benefits non-service expense of $479 million principally driven by the recognition of a non-cash pension settlement charge of $288 million during the third quarter of 2018 and a decrease in the amortization of net actuarial loss in the first nine months of 2019 compared to the first nine months of 2018 due to a decrease in the unamortized loss at December 31, 2018 compared to December 31, 2017. Included in the change in other (income) expense, net was a $25 million change in the mark-to-market of marketable securities held in trust associated with certain of our nonqualified deferred compensation and employee benefit plans, due to net gains of $33 million in the first nine months of 2019 compared to net gains of $8 million in the first nine months of 2018 and a non-cash gain of $14 million in the third quarter of 2019 related to the revaluation of an investment in equity securities of a non-publicly traded company due to the availability of updated pricing data from a recent transaction.

Federal and Foreign Income Taxes

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Federal and foreign income taxes	$175	$(5)	$473	$165
Effective tax rate	16.9%	(0.8)%	16.2%	7.4%

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

On September 5, 2019, the Treasury Department and the IRS issued proposed regulations to address changes to tax revenue recognition under the Tax Cuts and Jobs Act of 2017. Subject to further guidance and the final form of the regulations, the Company may have to accelerate the recognition of certain revenue previously deferred for tax purposes. The estimated impact to cash taxes could be an increase of up to $250 million in each of the four years following the release of the final regulations.

In the third quarter of 2018, the Company recognized a net tax benefit of $110 million related to the completion of the 2017 tax return and additional amended Research and Development tax credit (R&D tax credit) claims related to the 2014–2016 tax years.

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

Our effective tax rate in the third quarter of 2019 was 16.9% compared to (0.8)% in the third quarter of 2018. The increase of 17.7% was primarily due to the additional R&D tax credit claims related to the 2014–2017 tax years, which decreased the third quarter of 2018 rate by 10.5%, a prior year true-up primarily due to the remeasurement of the deferred tax asset balance at December 31, 2017, which decreased the third quarter of 2018 rate by 5.4% and a prior year true-up, which increased the third quarter of 2019 rate by 1.2%. The remaining increase of 0.6% is composed of various items which individually and collectively are not significant.

Our effective tax rate in the third quarter of 2019 was 4.1% lower than the statutory federal rate primarily due to FDII, which decreased the rate by 3.9% and the R&D tax credit, which decreased the rate by 2.2%, partially offset by a prior year true-up, which increased the rate by 1.2%. The remaining increase of 0.8% is composed of various items which individually and collectively are not significant.

Our effective tax rate in the third quarter of 2018 was 21.8% lower than the statutory federal rate primarily due to additional R&D tax credit claims related to the 2014–2017 tax years, which decreased the rate by 10.5%, a prior year true-up primarily due to the remeasurement of the deferred tax asset balance at December 31, 2017, which decreased the rate by 5.4%, FDII, which decreased the rate by 4.7% and the R&D tax credit, which decreased the rate by 3.5%, partially offset by the foreign rate differential, which increased the rate by 1.4%. The remaining increase of 0.9% is composed of various items which individually or collectively are not significant.

Our effective tax rate in the first nine months of 2019 was 16.2% compared to 7.4% in the first nine months of 2018. The increase of 8.8% was primarily due to the tax benefit recognized related to the discretionary pension contribution, which decreased the rate in the first nine months of 2018 by 4.3%, the additional R&D tax credit claims related to the 2014–2017 tax years, which decreased the rate in the first nine months of 2018 by 3.0% and a prior year true-up primarily due to the remeasurement of the deferred tax asset balance at December 31, 2017, which decreased the rate in the first nine months of 2018 by 1.6%. The offsetting decrease of 0.1% is composed of various items which individually and collectively are not significant.

Our effective tax rate in the first nine months of 2019 was 4.8% lower than the statutory federal rate primarily due to FDII, which decreased the rate by 3.6% and the R&D tax credit, which decreased the rate by 2.3%. The offsetting increase of 1.1% is composed of various items which individually and collectively are not significant.

Our effective tax rate in the first nine months of 2018 was 13.6% lower than the statutory federal rate primarily due to the tax benefit recognized related to the discretionary pension contribution, which decreased the rate by 4.3%, FDII, which decreased the rate by 4.1%, additional R&D tax credit claims related to the 2014–2017 tax years, which decreased the rate by 3.0%, the R&D tax credit, which decreased the rate by 2.2%, a prior year true-up primarily due to the remeasurement of the deferred tax asset balance at December 31, 2017, which decreased the rate by 1.6% and the tax benefit recognized upon settlement of equity awards, which decreased the rate by 1.5%, partially offset by the foreign rate differential, which increased the rate by 1.3% and the one-time transition tax on undistributed foreign earnings, which increased the rate by 0.5%. The remaining increase of 1.3% is composed of various items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Income from continuing operations	$861	$641	$2,449	$2,055

The increase in income from continuing operations of $220 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to a decrease of $377 million in non-operating (income) expense, net, related to the decrease in retirement benefits non-service expense described above in Total Non-Operating (Income) Expense, Net and an increase of $23 million in operating income, the primary drivers of which are described above in Operating Income, partially offset by an increase of $180 million in federal and foreign income taxes related to the increase in our effective tax rate described above in Federal and Foreign Income Taxes.

The increase in income from continuing operations of $394 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to a decrease of $531 million in non-operating (income) expense, net, primarily related to the decrease in retirement benefits non-service expense described above in Total Non-Operating (Income) Expense, Net and an increase of $171 million in operating income, the primary drivers of which are described above in Operating Income, partially offset by an increase of $308 million in federal and foreign income taxes related to the increase in our effective tax rate described above in Federal and Foreign Income Taxes.

Net Income

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Net income	$860	$641	$2,448	$2,055

The increase in net income of $219 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to the $220 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

The increase in net income of $393 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to the $394 million increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted Earnings Per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Income from continuing operations attributable to Raytheon Company	$861	$644	$2,459	$2,077
Diluted weighted-average shares outstanding	279.4	286.0	280.5	287.5
Diluted EPS from continuing operations attributable to Raytheon Company	$3.08	$2.25	$8.77	$7.23

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.83 in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations.

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $1.54 in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Beginning balance	278.4	285.2	282.1	288.4
Stock plans activity	—	—	1.1	1.0
Share repurchases	—	(0.7)	(4.8)	(4.9)
Ending balance	278.4	284.5	278.4	284.5

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

	Three Months Ended		Nine Months Ended
Bookings (in millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Integrated Defense Systems	$3,099	$2,437	$7,022	$6,573
Intelligence, Information and Services	1,711	2,007	5,265	4,805
Missile Systems	2,358	2,132	5,415	6,438
Space and Airborne Systems	2,077	1,925	6,114	5,442
Forcepoint	194	209	466	457
Total	$9,439	$8,710	$24,282	$23,715

Included in bookings were international bookings of $3,163 million and $2,521 million in the third quarters of 2019 and 2018, respectively, and $6,926 million and $7,190 million in the first nine months of 2019 and 2018, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 34% and 29% of total bookings in the third quarters of 2019 and 2018, respectively, and 29% and 30% of total bookings in the first nine months of 2019 and 2018, respectively.

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

Backlog (in millions)	Sep 29, 2019	Dec 31, 2018
Integrated Defense Systems	$13,535	$11,557
Intelligence, Information and Services	6,645	6,233
Missile Systems	12,702	13,976
Space and Airborne Systems	11,203	10,126
Forcepoint(1)	529	528
Total	$44,614	$42,420

(1)
Forcepoint backlog excludes the unfavorable impact of less than $1 million and $2 million at September 29, 2019 and December 31, 2018, respectively, related to the Acquisition Accounting Adjustments to record acquired deferred revenue at fair value.

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

Total net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Integrated Defense Systems	$1,755	$1,493	$4,946	$4,496
Intelligence, Information and Services	1,855	1,742	5,409	5,011
Missile Systems	2,165	2,082	6,381	5,981
Space and Airborne Systems	1,939	1,695	5,409	4,868
Forcepoint	167	173	481	462
Eliminations	(435)	(377)	(1,291)	(1,110)
Total business segment sales	7,446	6,808	21,335	19,708
Acquisition Accounting Adjustments	—	(2)	(1)	(10)
Total	$7,446	$6,806	$21,334	$19,698

Total Operating Expenses—We generally disclose operating expenses for each segment in terms of the following: (1) cost of sales—labor; (2) cost of sales—materials and subcontractors; and (3) other cost of sales and other operating expenses. Included in cost of sales—labor is the incurred direct labor costs associated with the performance of contracts in the current period and any applicable overhead and fringe costs. Included in cost of sales—materials and subcontractors is the incurred direct materials costs, subcontractor costs (which could include effort performed by other Raytheon segments or locations) and applicable overhead allocations in the current period. Included in other costs of sales and other operating expenses is other direct costs not captured in labor or materials and subcontractors costs, such as previously deferred precontract costs recognized in the period, applicable overhead allocations, general and administrative expenses, which include administrative and selling expenses (including bid and proposal costs) and research and development expenses, other direct costs (such as ancillary services and travel expenses) and adjustments for loss contracts.

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

	Three Months Ended		Nine Months Ended
EAC Adjustments (in millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Gross favorable	$238	$264	$804	$733
Gross unfavorable	(133)	(140)	(453)	(365)
Total net EAC adjustments	$105	$124	$351	$368

Significant EAC adjustments in the third quarters and first nine months of 2019 and 2018 are discussed in the Operating Income and Margin section of each business segment’s discussion below. The decrease in net EAC adjustments of $19 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to the decrease in net EAC adjustments at MS, partially offset by the increase in net EAC adjustments at IDS. The decrease in net EAC adjustments of $17 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to the decrease in net EAC adjustments at MS, partially offset by the increases in net EAC adjustments at IIS and IDS. Refer to the individual segment results for further information.

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

Operating income by segment was as follows:

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Integrated Defense Systems	$282	$241	$804	$776
Intelligence, Information and Services(1)	161	149	509	394
Missile Systems	219	257	662	700
Space and Airborne Systems	272	223	713	622
Forcepoint	14	18	2	3
Eliminations	(47)	(45)	(140)	(126)
Total business segment operating income	901	843	2,550	2,369
Acquisition Accounting Adjustments	(28)	(30)	(83)	(97)
FAS/CAS Operating Adjustment	361	365	1,090	1,072
Corporate and Reclassification(1)	(28)	5	(62)	(20)
Total	$1,206	$1,183	$3,495	$3,324

(1)
In the third quarter of 2019, the Company revalued an investment in equity securities of a non-publicly traded company due to the availability of updated pricing data from a recent transaction and recognized a non-cash gain of $14 million. The gain is included in IIS’s operating income for the third quarter and first nine months of 2019 as it is part of management’s evaluation of the segment’s performance and reclassified to other (income) expense, net on our consolidated statements of operations for financial reporting purposes as the gain is not related to our core operations. No amounts were recorded in the third quarter or first nine months of 2018.

Integrated Defense Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	% Change	Sep 29, 2019	Sep 30, 2018	% Change
Total net sales	$1,755	$1,493	17.5%	$4,946	$4,496	10.0%
Total operating expenses
Cost of sales—labor	600	534	12.4%	1,734	1,627	6.6%
Cost of sales—materials and subcontractors	564	493	14.4%	1,612	1,437	12.2%
Other cost of sales and other operating expenses	309	225	37.3%	796	656	21.3%
Total operating expenses	1,473	1,252	17.7%	4,142	3,720	11.3%
Operating income	$282	$241	17.0%	$804	$776	3.6%
Operating margin	16.1%	16.1%		16.3%	17.3%

Change in Operating Income (in millions)	Three Months Ended Sep 29, 2019 Versus Three Months Ended Sep 30, 2018			Nine Months Ended Sep 29, 2019 Versus Nine Months Ended Sep 30, 2018
Volume		$40			$78
Net change in EAC adjustments		24			19
Mix and other performance		(23)			(69)
Total change in operating income		$41			$28

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	% Change	Sep 29, 2019	Sep 30, 2018	% Change
Bookings	$3,099	$2,437	27.2%	$7,022	$6,573	6.8%

Total Net Sales—The increase in total net sales of $262 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher net sales of $186 million on an international air and missile defense system program awarded in the third quarter of 2019, driven primarily by the recognition of previously deferred precontract and inventoried costs of $130 million, higher net sales of $113 million on certain European Patriot programs awarded in 2018 and the second quarter of 2019, and higher net sales of $44 million on an international technical and logistics support contract awarded in the third quarter of 2019, driven by the recognition of previously deferred precontract costs, partially offset by lower net sales of $100 million on certain international Patriot programs and lower net sales of $74 million on an international air and missile defense system program, both due to the scheduled completion of certain production phases of the programs.

The increase in total net sales of $450 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to higher net sales of $309 million on certain European Patriot programs awarded in 2018 and the second quarter of 2019, higher net sales of $186 million on an international air and missile defense system program awarded in the third quarter of 2019, driven primarily by the recognition of previously deferred precontract and inventoried costs of $130 million, higher net sales of $110 million on various Patriot programs for a MENA customer from the completion of a transaction to satisfy all of our existing offset obligations on the programs, higher net sales of $103 million on an international Patriot program awarded in the second quarter of 2019 primarily driven by the recognition of previously inventoried costs and higher net sales of $82 million on a naval radar program driven by awards in the first quarter of 2019, partially offset by lower net sales of $245 million on certain international Patriot programs and lower net sales of $198 million on an international Patriot program awarded in the first quarter of 2018, both due to the scheduled completion of certain production phases of the programs. Included in the lower net sales of $198 million on the international Patriot program awarded in the first quarter of 2018 was an estimated $90 million of net sales recognized in the first quarter of 2018 from previously inventoried costs.

Total Operating Expenses—The increase in total operating expenses of $221 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to an increase in other cost of sales and other operating expenses of $84 million, an increase in materials and subcontractors costs of $71 million and an increase in labor costs of $66 million. The increase in other cost of sales and other operating expenses was primarily due to previously deferred precontract costs of $67 million recognized in the third quarter of 2019 related to the international air and missile defense system program awarded in the third quarter of 2019, described above in Total Net Sales. The increase in materials and subcontractors costs was principally due to higher activity on the international air and missile defense system program awarded in the third quarter of 2019 and on the certain European Patriot programs described above in Total Net Sales, partially offset by lower activity on the international air and missile defense system program and on certain international Patriot programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in labor costs was primarily due to higher activity on the certain European Patriot programs and on the international air and missile defense system awarded in the third quarter of 2019 described above in Total Net Sales, and higher activity on a naval radar program driven by awards in the first quarter of 2019, partially offset by lower activity on the certain international Patriot programs described above in Total Net sales.

The increase in total operating expenses of $422 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to an increase in materials and subcontractors costs of $175 million, an increase in other cost of sales and other operating expenses of $140 million and an increase in labor costs of $107 million. The increase in materials and subcontractors costs was primarily due to activity on the programs described above in Total Net Sales. Almost half of the increase in other cost of sales and other operating expenses was primarily due to previously deferred precontract costs of $67 million recognized in the third quarter of 2019 related to the international air and missile defense system program awarded in the third quarter of 2019, described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in labor costs was primarily due to higher activity on the certain European Patriot programs described above in Total Net Sales, higher activity on Patriot engineering services support for U.S. and international customers primarily driven by increased scope, and higher activity on the naval radar program described above in Total Net Sales, partially offset by lower activity on the certain international Patriot programs and the international Patriot program awarded in the first quarter of 2018 described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $41 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to an increase in volume of $40 million and a net change in EAC adjustments of $24 million, partially offset by a change in mix and other performance of $23 million. The increase in volume was primarily due to activity on the international air and missile defense system program awarded in the third quarter of 2019 described above in Total Net Sales. The net change in EAC adjustments was primarily driven by a $26 million negative profit adjustment in the third quarter of 2018 on a fixed price radar development program due to schedule delays from challenges in first-time production. The change in mix and other performance was primarily due to lower sales on various Patriot programs for an international customer driven by scheduled completion of certain production phases of the programs. Operating margin in the third quarter of 2019 was relatively consistent with the third quarter of 2018.

The increase in operating income of $28 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to an increase in volume of $78 million and a net change in EAC adjustments of $19 million, partially offset by a change in mix and other performance of $69 million. The increase in volume was primarily due to activity on the programs described above in Total Net Sales and included $14 million related to the offset transaction described above in Total Net Sales. The net change in EAC adjustments was primarily driven by $30 million of favorable profit adjustments in the first quarter of 2019 related to the offset transaction discussed above in Total Net Sales due to a reduction of expected costs to fulfill our offset obligations on several contracts. In total, the offset transaction resulted in $44 million of operating income in the first quarter of 2019. Included in the net change in EAC adjustments was a $26 million negative profit adjustment in the third quarter of 2018 on a fixed price radar development program due to schedule delays from challenges in first-time production. The change in mix and other performance was principally driven by lower sales on the international Patriot program awarded in the first quarter of 2018 described above in Total Net Sales and lower sales on various Patriot programs for an international customer driven by scheduled completion of certain production phases of the programs. Included in the change in mix and other performance was a $6 million gain on a real estate transaction in the first quarter of 2019.The decrease in operating margin in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $13,535 million at September 29, 2019 compared to $11,557 million at December 31, 2018. The increase in backlog of $1,978 million at September 29, 2019 compared to December 31, 2018 was primarily due to bookings in excess of sales at our Integrated Air and Missile Defense (IAMD) product line. Bookings increased by $662 million in the third quarter of 2019 compared to the third quarter of 2018. In the third quarter of 2019, IDS booked $1.8 billion on a direct commercial contract to provide National Advanced Surface-to-Air Missile System (NASAMS™) to the State of Qatar, $355 million to provide technical and logistics support for the Hawk and Patriot air and missile defense program for the Kingdom of Saudi Arabia (KSA) and $105 million to provide advanced Patriot air and missile defense capability for Germany. In the third quarter of 2018, IDS booked $1.3 billion to provide advanced Patriot air and missile defense capability for Poland, $191 million for the Forward Expeditionary Advanced Vehicle Radar (FEAVR) program for the U.S. Army and $75 million for a lightweight torpedo program for the U.S. Navy and international customers.

Bookings increased by $449 million in the first nine months of 2019 compared to the first nine months of 2018. In addition to the bookings noted above, in the first nine months of 2019, IDS booked $490 million and $375 million to provide advanced Patriot air and missile defense capability for Romania and the State of Qatar, respectively. IDS also booked $508 million on NASAMS for Australia, $455 million on the Air and Missile Defense Radar (AMDR) program for the U.S. Navy, $356 million to provide

Patriot engineering services support for the U.S. Army and international customers, $276 million on the Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2) radar program for KSA, $206 million on the Multi-Function Radio Frequency System (MFRFS) program for the U.S. Army, $101 million to provide advanced Patriot air and missile defense capability for the U.S. Army and international customers and $93 million to provide engineering support services for an international customer. In addition to the bookings noted above, in the first nine months of 2018, IDS booked $1.6 billion to provide advanced Patriot air and missile defense capability to an international customer, $376 million to provide advanced Patriot air and missile defense capabilities for Romania, $316 million to provide Patriot engineering services support for U.S. and international customers, $275 million for the Collins class submarine program for the Royal Australian Navy, $158 million on the AMDR program for the U.S. Navy, $144 million to provide Patriot depot support for an international customer, $142 million to provide Patriot spares for an international customer, $95 million on the MFRFS program for the U.S. Army and $83 million for the Barracuda mine neutralization system for the U.S. Navy.

Intelligence, Information and Services
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	% Change	Sep 29, 2019	Sep 30, 2018	% Change
Total net sales	$1,855	$1,742	6.5%	$5,409	$5,011	7.9%
Total operating expenses
Cost of sales—labor	750	695	7.9%	2,200	2,076	6.0%
Cost of sales—materials and subcontractors	741	699	6.0%	2,111	1,933	9.2%
Other cost of sales and other operating expenses	203	199	2.0%	589	608	(3.1)%
Total operating expenses	1,694	1,593	6.3%	4,900	4,617	6.1%
Operating income	$161	$149	8.1%	$509	$394	29.2%
Operating margin	8.7%	8.6%		9.4%	7.9%

Change in Operating Income (in millions)	Three Months Ended Sep 29, 2019 Versus Three Months Ended Sep 30, 2018			Nine Months Ended Sep 29, 2019 Versus Nine Months Ended Sep 30, 2018
Volume		$10			$29
Net change in EAC adjustments		(7)			30
Mix and other performance		9			56
Total change in operating income		$12			$115

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	% Change	Sep 29, 2019	Sep 30, 2018	% Change
Bookings	$1,711	$2,007	(14.7)%	$5,265	$4,805	9.6%

Total Net Sales—The increase in total net sales of $113 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher net sales of $79 million on classified programs in both cyber and space and higher net sales of $60 million from the consolidation of RGNext in the first quarter of 2019, partially offset by lower net sales of $122 million on programs in support of the U.S. Army’s Warfighter FOCUS activities, which continue to transition to a number of competitively-awarded replacement programs, with the remaining change spread across numerous programs with no individual or common significant driver. In the first quarter of 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture, increasing our equity ownership to 60% and giving us control of the operations of RGNext with the partner having only protective rights. The results of RGNext are included in IIS’s segment results effective as of the February 8, 2019 consolidation date. See “Note 10: Acquisitions, Divestitures and Goodwill” within Item 1 of this Form 10-Q for additional detail.

The increase in total net sales of $398 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to higher net sales of $307 million on classified programs in both cyber and space and higher net sales of $146 million from the consolidation of RGNext in the first quarter of 2019 described above, partially offset by lower net sales of $250 million on programs in support of the U.S. Army’s Warfighter FOCUS activities, which continue to transition to a number of competitively-awarded replacement programs.

Total Operating Expenses—The increase in total operating expenses of $101 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to an increase in labor costs of $55 million and an increase in materials and subcontractors costs of $42 million. The increase in labor costs was principally driven by activity on RGNext described above in Total Net Sales. Included in the change in materials and subcontractors costs was lower activity on programs in support of the U.S. Army’s Warfighter FOCUS activities described above in Total Net Sales and higher activity on classified programs in both cyber and space described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

The increase in total operating expenses of $283 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to an increase in materials and subcontractors costs of $178 million and an increase in labor costs of $124 million. The increase in materials and subcontractors costs was principally due to higher activity on the classified programs in both cyber and space described above in Total Net Sales, partially offset by lower activity on the programs in support of the U.S. Army’s Warfighter FOCUS activities described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in labor costs was driven principally by the activity on the programs described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $12 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to an increase in volume of $10 million and a change in mix and other performance of $9 million, partially offset by a net change in EAC adjustments of $7 million. Included in the change in volume was lower activity on programs in support of the U.S. Army’s Warfighter FOCUS activities described above in Total Net Sales and higher activity on the classified programs in both cyber and space described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The change in mix and other performance was primarily due to the non-cash gain of $14 million from the revaluation of an investment in equity securities of a non-publicly traded company due to the availability of updated pricing data from a recent transaction. The gain was recorded as a reduction of cost of sales in the third quarter of 2019 as it is part of management’s evaluation of the segment’s performance and reclassified to other (income) expense, net for financial presentation purposes as the gain is not related to our core operations. The net change in EAC adjustments was principally driven by higher labor and material efficiencies in the third quarter of 2018 on the programs in support of the U.S. Army’s Warfighter FOCUS activities. Operating margin in the third quarter of 2019 was relatively consistent with the third quarter of 2018.

The increase in operating income of $115 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to a change in mix and other performance of $56 million, a net change in EAC adjustments of $30 million and an increase in volume of $29 million. The change in mix and other performance was primarily due to the non-cash gain of $21 million from the remeasurement of our equity method investment in RGNext in the first quarter of 2019 and activity on the programs in support of the U.S. Army’s Warfighter FOCUS activities described above in Total Net Sales. Included in the change in mix and other performance was a non-cash gain of $14 million from the revaluation of an investment in equity securities of a non-publicly traded company in the third quarter of 2019 and a $13 million gain in the first quarter of 2019 on the sale of residual materials and supplies previously used to support the Warfighter FOCUS programs. As discussed above in Total Net Sales, in the first quarter of 2019, we acquired additional equity ownership in the RGNext joint venture. The net change in EAC adjustments was primarily driven by higher than expected development costs in the first nine months of 2018 on a mobile radar program for the Federal Aviation Administration (FAA) and higher labor efficiencies on classified programs in both cyber and space. The increase in volume was primarily due to the activity on the programs described above in Total Net Sales. The increase in operating margin in the third quarter of 2019 compared to the third quarter of 2018 was primarily driven by the change in mix and other performance and the net change in EAC adjustments.

Backlog and Bookings—Backlog was $6,645 million at September 29, 2019 compared to $6,233 million at December 31, 2018. The increase in backlog of $412 million at September 29, 2019 compared to December 31, 2018 was primarily due to the consolidation of RGNext, as described above in Total Net Sales. Bookings decreased by $296 million in the third quarter of 2019 compared to the third quarter of 2018. In the third quarter of 2019, IIS booked $148 million on domestic and foreign training programs in support of Warfighter FOCUS activities, $133 million to perform operations and sustainment for the U.S. Air Force’s Launch and Test Range System (LTRS) and $117 million on the Air and Space Operations Center Weapon System (AOC WS) program for the U.S. Air Force. IIS also booked $582 million on a number of classified contracts. In the third quarter of 2018, IIS booked $183 million on domestic training programs and $116 million on foreign training programs in support of Warfighter FOCUS, $108 million to provide intelligence, surveillance and reconnaissance (ISR) support for the U.S. Air Force and $99 million on the AOC WS program for the U.S. Air Force. IIS also booked $787 million on a number of classified contracts.

Bookings increased by $460 million in the first nine months of 2019 compared to the first nine months of 2018. In addition to the bookings above, in the first nine months of 2019, IIS booked $294 million on domestic and foreign training programs in support of Warfighter FOCUS activities, $105 million to provide cybersecurity support for an international customer and $96 million to provide support for the North Warning System for the Canadian government. IIS also booked $1,565 million on a number of classified contracts. In addition to the bookings above, in the first nine months of 2018, IIS booked $287 million on domestic training programs and $91 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $1,316 million on a number of classified contracts.

Missile Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	% Change	Sep 29, 2019	Sep 30, 2018	% Change
Total net sales	$2,165	$2,082	4.0%	$6,381	$5,981	6.7%
Total operating expenses
Cost of sales—labor	721	638	13.0%	2,116	1,897	11.5%
Cost of sales—materials and subcontractors	939	915	2.6%	2,793	2,629	6.2%
Other cost of sales and other operating expenses	286	272	5.1%	810	755	7.3%
Total operating expenses	1,946	1,825	6.6%	5,719	5,281	8.3%
Operating income	$219	$257	(14.8)%	$662	$700	(5.4)%
Operating margin	10.1%	12.3%		10.4%	11.7%

Change in Operating Income (in millions)	Three Months Ended Sep 29, 2019 Versus Three Months Ended Sep 30, 2018			Nine Months Ended Sep 29, 2019 Versus Nine Months Ended Sep 30, 2018
Volume		$15			$55
Net change in EAC adjustments		(42)			(79)
Mix and other performance		(11)			(14)
Total change in operating income		$(38)			$(38)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	% Change	Sep 29, 2019	Sep 30, 2018	% Change
Bookings	$2,358	$2,132	10.6%	$5,415	$6,438	(15.9)%
Total Net Sales—The increase in total net sales of $83 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher net sales of $136 million on classified programs, partially offset by lower net sales of $57 million on the Paveway program due to planned decreases in production and lower net sales of $55 million on the Redesigned Kill Vehicle (RKV) program due to a termination for convenience in the third quarter of 2019, with the remaining change spread across numerous programs with no individual or common significant driver.

The increase in total net sales of $400 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to higher net sales of $268 million on classified programs, partially offset by lower net sales of $228 million on the Paveway program due to planned decreases in production, with the remaining change spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The increase in total operating expenses of $121 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to an increase in labor costs of $83 million principally driven by higher activity on the classified programs described above in Total Net Sales, partially offset by lower activity on the RKV program described above in Total Net Sales. The remaining change was spread across numerous programs with no individual or common significant driver.

The increase in total operating expenses of $438 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to an increase in labor costs of $219 million, an increase in materials and subcontractors costs of $164 million and an increase in other cost of sales and other operating expenses of $55 million. The increase in labor costs was primarily driven by increased activity on the classified programs described above in Total Net Sales. Included in the change in materials and subcontractors costs was lower activity on the Paveway program described above in Total Net Sales and higher activity on the classified programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in other cost of sales and other operating expenses was driven principally by the cost of exchange credits granted to the customer in return for transferring material to us to be refurbished on the High-speed Anti-Radiation Missile (HARM®) program awarded in the second quarter of 2019.

Operating Income and Margin—The decrease in operating income of $38 million and the related decrease in operating margin in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to a net change in EAC adjustments of $42 million principally driven by higher labor and material production efficiencies on the Paveway program in the third quarter of 2018.

The decrease in operating income of $38 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to a net change in EAC adjustments of $79 million, partially offset by an increase in volume of $55 million. Almost half of the net change in EAC adjustments was driven by a $39 million loss reserve recorded in the second quarter of 2019 for a potential termination for default on a U.S. customer program, as we determined we would not be able to execute the technical scope and other requirements, partially due to conditions outside our control, as discussed further in Commitments and Contingencies, and a $21 million unfavorable net change in EAC adjustments on the Paveway program due to higher labor and material production efficiencies in the second and third quarters of 2018, partially offset by a $24 million favorable net change in EAC adjustments on the Phalanx® program primarily due to improved net performance on refurbishment contracts and contract definitization on a performance based logistics contract in the second quarter of 2019. The remaining change was spread across numerous programs with no individual or common significant driver. Included in the net change in EAC adjustments on the Paveway program was a total favorable adjustment of $26 million on two contracts in the second quarter of 2019 primarily driven by reductions of expected costs to fulfill industrial cooperation agreements for an international customer due to a favorable change in requirements. The increase in volume was principally driven by activity on the classified programs described above in Total Net Sales. The decrease in operating margin in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to the net change in EAC adjustments.

Backlog and Bookings—Backlog was $12,702 million at September 29, 2019 compared to $13,976 million at December 31, 2018. The decrease in backlog of $1,274 million at September 29, 2019 compared to December 31, 2018 was primarily due to sales in excess of bookings within our Strategic and Naval Systems (SNS) product line. Bookings increased by $226 million in the third quarter of 2019 compared to the third quarter of 2018. In the third quarter of 2019, MS booked $421 million for Phalanx for the U.S. Navy and Army and international customers, $391 million for Tomahawk for the U.S. Navy and an international customer, $221 million for Evolved Seasparrow Missile (ESSM®) for the U.S. Navy and international customers, $101 million for Paveway for the U.S. Air Force and international customers and $92 million for Commander’s Independent Thermal Viewers (CITV) for the U.S. Army. MS also booked $655 million on a number of classified contracts. In the third quarter of 2018, MS booked $499 million for Phalanx Close-In Weapon System (CIWS) for the U.S. Navy, Army and international customers, $424 million for Standard Missile-6 (SM-6®) for the U.S. Navy, $115 million for Javelin for the U.S. Army and international customers, $113 million on the High-speed Unmanned Long-range Kinetic-kill (HULK) program for the U.S. Army, $89 million for Paveway for the U.S. Air Force and international customers, $84 million for Horizontal Technology Integration (HTI) forward looking infrared kits for the U.S. Army and an international customer and $84 million for Rolling Airframe Missile (RAM™) for the U.S. Navy and international customers. MS also booked $155 million on classified contracts.

Bookings decreased by $1,023 million in the first nine months of 2019 compared to the first nine months of 2018. In addition to the bookings above, in the first nine months of 2019, MS booked $533 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy, U.S. Air Force and international customers, $234 million for Tube-launched, Optically-tracked, Wireless-guided (TOW®) missiles for the U.S. Army, Marine Corps and international customers, $233 million for Excalibur® for the U.S. Army and an international customer, $197 million for the Coyote® Rapid Development Program (CRDP) for U.S. customers, $172 million for RAM for the U.S. Navy and international customers, $164 million for StormBreaker™ for the U.S. Air Force and Navy, $131 million for HARM for the U.S Air Force and Navy and international customers and $131 million for ESSM for the U.S. Navy and an international customers. MS also booked $602 million on a number of classified contracts. In addition to the bookings above, in the first nine months of 2018, MS booked $998 million for Standard Missile-3 (SM-3®) for the Missile Defense Agency (MDA) and an international customer, $617 million for Advanced Medium-Range Air-to-Air Missile (AMRAAM®) for the U.S. Air Force, Navy and international customers, $321 million for StormBreaker for the U.S. Air Force, $251 million for TOW missiles for the U.S. Army, Marine Corps and international customers, $247 million for RAM for the U.S. Navy and international customers, $224 million for Tomahawk for the U.S. Navy, Air Force and international customers, $163 million for Miniature Air Launched Decoy (MALD®) for the U.S. Air Force, $121 million for ESSM for the U.S. Navy and international customers, $114 million for CITV for the U.S. Army and an international customer and $112 million for Excalibur for the U.S. Army. MS also booked $837 million on a number of classified contracts, including $127 million on a major contract.

Space and Airborne Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	% Change	Sep 29, 2019	Sep 30, 2018	% Change
Total net sales	$1,939	$1,695	14.4%	$5,409	$4,868	11.1%
Total operating expenses
Cost of sales—labor	849	722	17.6%	2,397	2,090	14.7%
Cost of sales—materials and subcontractors	504	436	15.6%	1,415	1,262	12.1%
Other cost of sales and other operating expenses	314	314	—%	884	894	(1.1)%
Total operating expenses	1,667	1,472	13.2%	4,696	4,246	10.6%
Operating income	$272	$223	22.0%	$713	$622	14.6%
Operating margin	14.0%	13.2%		13.2%	12.8%

Change in Operating Income (in millions)	Three Months Ended Sep 29, 2019 Versus Three Months Ended Sep 30, 2018			Nine Months Ended Sep 29, 2019 Versus Nine Months Ended Sep 30, 2018
Volume		$21			$50
Net change in EAC adjustments		6			13
Mix and other performance		22			28
Total change in operating income		$49			$91

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	% Change	Sep 29, 2019	Sep 30, 2018	% Change
Bookings	$2,077	$1,925	7.9%	$6,114	$5,442	12.3%

Total Net Sales—The increase in total net sales of $244 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher net sales of $53 million on classified programs principally driven by 2018 awards, higher net sales of $45 million on protected communication systems terminals and spares programs for the U.S. Air Force awarded in the third quarter of 2019 and higher net sales of $36 million on the Next Gen OPIR program for the U.S. Air Force awarded in the third quarter of 2018.

The increase in total net sales of $541 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to higher net sales of $157 million on classified programs principally driven by 2018 awards, higher net sales of $76 million on the Next Gen OPIR program for the U.S. Air Force awarded in the third quarter of 2018, higher net sales of $55 million on IFF production programs primarily due to increased customer demand and higher net sales of $45 million on tactical radar systems development programs due to scheduled increases in program activity.

Total Operating Expenses—The increase in total operating expenses of $195 million in the third quarter of 2019 compared to the third quarter of 2018 was principally driven by an increase in labor costs of $127 million and an increase in materials and subcontractors costs of $68 million. The increase in labor costs was primarily due to activity on the classified and Next Gen OPIR programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. Almost half of the increase in materials and subcontractors costs was due to activity on the classified programs and on a protected communication systems terminals and spares program, both described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

The increase in total operating expenses of $450 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to an increase in labor costs of $307 million and an increase in materials and subcontractors costs of $153 million. The increase in labor costs was primarily due to activity on the classified, Next Gen OPIR and international tactical radar systems production programs described above in Total Net Sales. The increase in materials and subcontractors costs was primarily due to activity on the classified programs described above in Total Net Sales and activity on a surveillance and targeting systems production program for the U.S. Air Force awarded in the third quarter of 2018.

Operating Income and Margin—The increase in operating income of $49 million in the third quarter of 2019 compared to the third quarter of 2018 was principally due to a change in mix and other performance of $22 million and an increase in volume of $21 million. The change in mix and other performance was spread across numerous programs with no individual or common significant driver. The increase in volume was primarily due to activity on the programs described above in Total Net Sales. The increase in operating margin in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to the change in mix and other performance.

The increase in operating income of $91 million in the first nine months of 2019 compared to the first nine months of 2018 was principally due to an increase in volume of $50 million and a change in mix and other performance of $28 million. The increase in volume was primarily due to activity on the classified programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The change in mix and other performance was primarily due to activity on the classified programs described above in Total Net Sales. Included in mix and other performance was a gain of $8 million in the second quarter of 2018 from the sale of our commercial cloud-based call center analytics business. The increase in operating margin in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $11,203 million at September 29, 2019 compared to $10,126 million at December 31, 2018. The increase in backlog of $1,077 million at September 29, 2019 compared to December 31, 2018 was primarily driven by bookings in excess of sales principally within our Intelligence, Surveillance and Reconnaissance Systems (ISRS) and Integrated Communications Systems (ICS) product lines. Bookings increased by $152 million in the third quarter of 2019 compared to the third quarter of 2018. In the third quarter of 2019, SAS booked $175 million on the Global Aircrew Strategic Network Terminal (Global ASNT) program for the U.S. Air Force, $136 million for radar components for South Korea, $88 million on the Family of Advanced Beyond-Line-of-Sight Terminals (FAB-T) program for the U.S. Air Force and $78 million on the Next Generation Jammer (NGJ) program for the U.S. Navy. SAS also booked $583 million on a number of classified contracts. In the third quarter of 2018, SAS booked $282 million on the Multi-Spectral Targeting System (MTS) for the U.S. Air Force, $136 million on the NGJ program for the U.S. Navy, $103 million for Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and $92 million for radar components for the U.S. Navy. SAS also booked $374 million on a number of classified contracts.

Bookings increased by $672 million in the first nine months of 2019 compared to the first nine months of 2018. In addition to the bookings noted above, in the first nine months of 2019, SAS booked $308 million on the Advanced Synthetic Aperture Radar System (ASARS) program for the U.S. Air Force, $224 million for radar components for the U.S. Navy, $128 million for the Next Gen OPIR program for the U.S. Air Force, $112 million for missile seekers for the U.S. Navy and an international customer, $93 million for the MTS for the U.S. Air Force and $88 million for radar warning receivers for the U.S. Air Force. SAS also booked $1,327 million on a number of classified contracts. In addition to the bookings noted above, in the first nine months of 2018, SAS booked $89 million for the next-generation MTS for the U.S. Air Force and $85 million for radar components for the U.S. Navy. SAS also booked $1,477 million on a number of classified contracts, including $441 million for a major domestic classified program.

Forcepoint
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	% Change	Sep 29, 2019	Sep 30, 2018	% Change
Total net sales	$167	$173	(3.5)%	$481	$462	4.1%
Total operating expenses
Cost of sales	37	31	19.4%	112	87	28.7%
Selling and marketing	63	71	(11.3)%	209	205	2.0%
Research and development	29	33	(12.1)%	89	106	(16.0)%
General and administrative	24	20	20.0%	69	61	13.1%
Total operating expenses	153	155	(1.3)%	479	459	4.4%
Operating income	$14	$18	(22.2)%	$2	$3	(33.3)%
Operating margin	8.4%	10.4%		0.4%	0.6%

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2019	Sep 30, 2018	% Change	Sep 29, 2019	Sep 30, 2018	% Change
Bookings	$194	$209	(7.2)%	$466	$457	2.0%

Total Net Sales—The decrease in total net sales of $6 million in the third quarter of 2019 compared to the third quarter of 2018 was principally due to $4 million of lower Global Government and Critical Infrastructure sales primarily due to a lower volume of product bookings. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

The increase in total net sales of $19 million in the first nine months of 2019 compared to the first nine months of 2018 was principally due to $20 million of higher Global Government and Critical Infrastructure sales primarily due to a higher volume of product bookings. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

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

Total operating expenses in the third quarter of 2019 were relatively consistent with the third quarter of 2018. The decrease in selling and marketing expenses of $8 million was principally driven by lower commissions expense. The decrease in research and development expenses of $4 million was principally driven by optimization of our research and development labor force, including an increase in capitalized labor costs related to the development of our SaaS platform. The increase in cost of sales of $6 million was principally due to staffing to support fulfillment of higher services sales. The increase in general and administrative expenses of $4 million was principally driven by increased professional services fees to increase support capabilities to align with future growth. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Total operating expenses in the first nine months of 2019 increased $20 million compared to the first nine months of 2018 primarily due to an increase in cost of sales of $25 million and an increase in general and administrative expenses of $8 million, partially offset by a decrease in research and development expenses of $17 million. The increase in cost of sales was principally due to staffing to support fulfillment of higher services sales. The increase in general and administrative expenses was principally driven by increased professional service fees to increase support capabilities to align with future growth. The decrease in research and development expenses was principally driven by optimization of our research and development labor force, including an increase in capitalized labor costs related to the development of our SaaS platform. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

Operating Income and Margin—The decrease in operating income of $4 million and the related decrease in operating margin in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to the decrease in total net sales described above in Total Net Sales.

Operating income and margin in the first nine months of 2019 was relatively consistent with the first nine months of 2018.

Backlog and Bookings—Backlog was $529 million at September 29, 2019, $528 million at December 31, 2018 and $499 million at September 30, 2018. Backlog at September 29, 2019 was relatively consistent with December 31, 2018.

Bookings decreased by $15 million in the third quarter of 2019 compared to the third quarter of 2018 primarily due to a decrease in volume of Commercial Security awards. Bookings increased by $9 million in the first nine months of 2019 compared to the first nine months of 2018 primarily due to an increase in volume of Global Government and Critical Infrastructure awards, partially offset by a decrease in volume of Commercial Security awards.

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

The components of Acquisition Accounting Adjustments were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Deferred revenue adjustment	$—	$(2)	$(1)	$(10)
Amortization of acquired intangibles	(28)	(28)	(82)	(87)
Total Acquisition Accounting Adjustments	$(28)	$(30)	$(83)	$(97)

The deferred revenue adjustment related to acquisitions in the Forcepoint segment.

Amortization of acquired intangibles related to acquisitions in the segments was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Integrated Defense Systems	$—	$—	$—	$—
Intelligence, Information and Services	6	5	18	16
Missile Systems	—	—	—	1
Space and Airborne Systems	2	2	5	6
Forcepoint	20	21	59	64
Total	$28	$28	$82	$87

Acquisition Accounting Adjustments in the third quarter of 2019 were relatively consistent with the third quarter of 2018.

The change in our Acquisition Accounting Adjustments of $14 million in the first nine months of 2019 compared to the first nine months of 2018 was due to a $9 million decrease in the deferred revenue adjustment, principally driven by lower amounts recognized related to the Stonesoft acquisition in the first quarter of 2016.

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

The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
FAS/CAS Pension Operating Adjustment	$357	$361	$1,080	$1,062
FAS/CAS PRB Operating Adjustment	4	4	10	10
FAS/CAS Operating Adjustment	$361	$365	$1,090	$1,072

The components of the FAS/CAS Operating Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
FAS service cost (expense)	$(107)	$(124)	$(317)	$(382)
CAS expense	468	489	1,407	1,454
FAS/CAS Operating Adjustment	$361	$365	$1,090	$1,072

The change in our FAS/CAS Operating Adjustment of $4 million in the third quarter of 2019 compared to the third quarter of 2018 was driven by a $21 million decrease in our CAS expense, partially offset by a $17 million decrease in our FAS service cost. The decrease in our CAS expense was primarily due to unfavorable asset performance during 2018. The decrease in our FAS service cost was primarily due to the higher discount rate at December 31, 2018 compared to the discount rate at December 31, 2017.

The change in our FAS/CAS Operating Adjustment of $18 million in the first nine months of 2019 compared to the first nine months of 2018 was driven by a $65 million decrease in our FAS service cost, partially offset by a $47 million decrease in our CAS expense. The decrease in our FAS service cost was principally driven by the higher discount rate at December 31, 2018 compared to the discount rate at December 31, 2017. The decrease in our CAS expense was primarily due to unfavorable asset performance during 2018.

As a result of the update of our actuarial estimate in the third quarter of 2019, as described in “Note 16: Pension and Other Employee Benefits” within Item 1 of this Form 10-Q, our 2019 FAS/CAS Operating Adjustment will change by an estimated $9 million of decreased income, $7 million of which was recorded in the third quarter of 2019 and $2 million of which will be recorded in the fourth quarter of 2019.

As a result of the update of our actuarial estimate in the third quarter of 2018, our 2018 FAS/CAS Operating Adjustment changed by $14 million of increased income, $11 million of which was recorded in the third quarter of 2018 and $3 million of which was recorded in the fourth quarter of 2018.

Corporate and Reclassification
Corporate operating income consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance. Reclassification of Investment Revaluation represents the reclassification of a non-cash gain included in IIS’s operating income related to a revaluation of an investment in equity securities of a non-publicly traded company to other (income) expense, net on our consolidated statements of operations for financial reporting purposes.

Operating income related to Corporate and Reclassification was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Corporate	$(14)	$5	$(48)	$(20)
Reclassification of Investment Revaluation	(14)	—	(14)	—
Corporate and Reclassification	$(28)	$5	$(62)	$(20)

The change in operating income related to Corporate of $19 million in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to $16 million of transaction costs related to the proposed merger with UTC in the third quarter of 2019.

The change in operating income related to Corporate of $28 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to $39 million of transaction costs related to the proposed merger with UTC in the first nine months of 2019.

In the third quarter of 2019, the Company revalued an investment in equity securities of a non-publicly traded company due to the availability of updated pricing data from a recent transaction and recognized a non-cash gain of $14 million. The gain is included in IIS’s operating income for the third quarter and first nine months of 2019 as it is part of management’s evaluation of the segment’s performance and reclassified to other (income) expense, net on our consolidated statements of operations for financial reporting purposes as the gain is not related to our core operations.

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

In addition, the following table highlights selected measures of our liquidity and capital resources:

(In millions)	Sep 29, 2019	Dec 31, 2018
Cash and cash equivalents	$2,646	$3,608
Working capital(1)	4,214	3,674
Amount available under credit facilities	1,250	950
(1)    Amounts have been recast to reflect the adoption of ASU 2016-02, Leases (Topic 842).

Operating Activities

	Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018
Net cash provided by (used in) operating activities from continuing operations	$1,690	$995
Net cash provided by (used in) operating activities	1,689	996

The increase in net cash provided by (used in) operating activities of $693 million in the first nine months of 2019 compared to the first nine months of 2018, was primarily due to a decrease in pension contributions driven by the $1.25 billion discretionary contribution in the third quarter of 2018, as detailed below in Pension Plan Contributions, partially offset by an unfavorable change in contract assets and contract liabilities principally due to the timing of collections on certain international contracts and higher net tax payments as detailed below in Tax Payments and Refunds.

Pension Plan Contributions—We made the following contributions to our pension and PRB plans:

	Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018
Required pension contributions	$294	$857
Discretionary pension contributions	—	1,250
PRB contributions	22	15
Total	$316	$2,122

Tax Payments and Refunds—We made (received) the following net tax payments (refunds):

	Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018
Federal	$554	$(185)
Foreign	34	46
State	38	15

We expect full-year net federal, foreign and state tax payments to be approximately $924 million in 2019.

Interest Payments—We made interest payments on our outstanding debt of $122 million and $123 million in the first nine months of 2019 and 2018, respectively.

Investing Activities

	Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018
Net cash provided by (used in) investing activities	$(706)	$(277)

The change in net cash provided by (used in) investing activities of $429 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to our short-term investments activity, as described below in Short-term Investments Activity, and an increase in additions to property, plant and equipment as described below in Additions to Property, Plant and Equipment and Capitalized Internal-Use Software.

Additions to Property, Plant and Equipment and Capitalized Internal-Use Software—Additions to property, plant and equipment and capitalized internal-use software were as follows:

	Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018
Additions to property, plant and equipment	$653	$546
Additions to capitalized internal-use software	46	42

The increase in additions to property, plant and equipment of $107 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily driven by program related requirements, due to recent and anticipated growth, and investment in productivity initiatives, including high-technology production facilities and continuing factory automation upgrades.

We expect full-year property, plant and equipment and capitalized internal-use software expenditures to be between approximately $1,000–$1,075 million and $70–$95 million, respectively, in 2019, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We may invest in marketable securities in accordance with our short-term investment policy and cash management strategy. Marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. There was no activity on short-term investments in the first nine months of 2019. In the first nine months of 2018, maturities of short-term investments were $309 million.

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

Financing Activities

	Nine Months Ended
(In millions)	Sep 29, 2019	Sep 30, 2018
Net cash provided by (used in) financing activities	$(1,945)	$(1,749)

We generally use cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash provided by (used in) financing activities of $196 million in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to repayment of commercial paper of $300 million in the third quarter of 2019, partially offset by the activity on our share repurchase programs, as discussed below in Share Repurchases.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. In November 2017, our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At September 29, 2019, we had approximately $0.7 billion available under the 2017 repurchase program. However, the merger agreement with UTC restricts us from repurchasing shares other than to satisfy tax withholding obligations. For more information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC)” within Item 1 of this Form 10-Q.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	Nine Months Ended
(In millions)	Sep 29, 2019		Sep 30, 2018
	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$800	4.4	$925	4.5
Shares repurchased to satisfy tax withholding obligations	67	0.4	91	0.4
Total share repurchases	$867	4.8	$1,016	4.9

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Nine Months Ended
(In millions, except per share amounts)	Sep 29, 2019	Sep 30, 2018
Cash dividends declared per share	$2.8275	$2.6025
Total dividends paid	773	728

In March 2019, our Board of Directors authorized an 8.6% increase to our annual dividend payout rate from $3.47 to $3.77 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Long-term Debt—Total long-term debt, including the current portion of long-term debt, was $4.8 billion at both September 29, 2019 and December 31, 2018. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2020 through 2044. In May 2019, we entered into treasury rate lock contracts with a notional amount of $375 million, which will mature in the fourth quarter of 2019, in anticipation of the probable issuance of debt.

Cash and Cash Equivalents—Cash and cash equivalents were $2.6 billion and $3.6 billion at September 29, 2019 and December 31, 2018, respectively. We may invest in: U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents balances held at our foreign subsidiaries were approximately $331 million and $326 million at September 29, 2019 and December 31, 2018, respectively. Our undistributed earnings of our foreign subsidiaries are not permanently reinvested. We continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Commercial Paper—The Company may issue up to $1.25 billion of unsecured commercial paper notes, as the commercial paper is backed by our credit facility. In the third quarter of 2019, we made net repayments of $300 million to reduce our short-term commercial paper borrowings outstanding to zero at September 29, 2019. The maximum amount of short-term commercial paper borrowings outstanding during the first nine months of 2019 was $300 million. At December 31, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.954% and 16 days, respectively.

Credit Facilities—In November 2015, we entered into a $1.25 billion revolving credit facility maturing in November 2020. Under the $1.25 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at September 29, 2019, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from approximately 20 separate highly rated lenders, each committing no more than 10% of the facility. As of September 29, 2019 and December 31, 2018, there were no borrowings or letters of credit outstanding under this credit facility.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants as of September 29, 2019. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 26.8% at September 29, 2019. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility.

On September 30, 2019, we entered into a $1.25 billion revolving credit facility maturing in November 2021 and terminated the previous $1.25 billion revolving credit facility maturing in November 2020 without penalty. The terms of the new credit facility are substantially the same as the previous credit facility, including the various interest rate options for borrowings and the requirement to comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%.

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

(In millions, except percentages)	Sep 29, 2019	Dec 31, 2018
Total remediation costs—undiscounted	$193	$193
Weighted-average discount rate	5.1%	5.1%
Total remediation costs—discounted	$129	$128
Recoverable portion	85	82

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

(In millions)	Sep 29, 2019	Dec 31, 2018
Guarantees	$217	$201
Letters of credit	3,161	2,503
Surety bonds	74	166

We provide guarantees and letters of credit to certain affiliates to assist them in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect our affiliates to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of our affiliates failing to meet their obligations. At September 29, 2019, we believe the risk that our affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 29, 2019. We had an estimated liability of $2 million and $3 million at September 29, 2019 and December 31, 2018, respectively, related to these guarantees.

The joint venture agreement between Raytheon and Vista Equity Partners relating to Forcepoint provides Vista Equity Partners with certain rights to require Forcepoint to pursue an initial public offering, which became exercisable on August 29, 2019, or pursue a sale of the company at any time after five years following the closing date. In either of these events, Raytheon has the option to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Additionally, Vista Equity Partners has the ability, at any point in time, to liquidate its ownership through a put option. The put option allows Vista Equity Partners to require Raytheon to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Lastly, Raytheon has the option, to purchase all, but not less than all, of Vista Equity Partners’ interest in Forcepoint at a price equal to fair value as determined under the joint venture agreement. The joint venture agreement provides for the process under which the parties would determine the fair value of the interest. At September 29, 2019, the fair value of the noncontrolling interest was estimated at $391 million and is subject to change based upon market conditions and business performance.

On October 2, 2019, Vista Equity Partners formally exercised its put right to require Raytheon to purchase Vista Equity Partners’ interest in Forcepoint. As a result, the parties are engaged in a formal process under the joint venture agreement to determine fair value, as defined in the joint venture agreement, of such interest. This formal process contemplates the parties’ selection of qualified investment banks to determine fair value. Each party will select its own investment bank and fair value will be the average of the valuations determined by the two investment banks if the valuations are within a specified percentage of each other. If the valuations are not within a specified percentage of each other, then the two investment banks will select a third investment bank and fair value will be the average of the valuation determined by two of the three investment banks, depending on whether the third investment bank’s valuation determination is greater than, less than or equal to the average of the valuations determined by the first two investment banks.

After the fair value is determined under the joint venture agreement, Vista Equity Partners will be required to sell to Raytheon, and Raytheon will be required to purchase for cash, all of Vista Equity Partners’ interest in Forcepoint. The estimate of fair value for purposes of presenting redeemable noncontrolling interest in our consolidated balance sheets could differ significantly from fair value as determined under the joint venture agreement.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or in-country industrial participation (ICIP) agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 29, 2019, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.3 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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

We do not expect any material impact on our financial results from regional developments regarding Qatar as less than 8% of our backlog at September 29, 2019 relates to contracts in Qatar.

Although we currently do not expect to be prevented from doing business in KSA, if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it would have a material adverse effect on our financial results. KSA represents less than 5% of our sales and $2.5 billion of our backlog at September 29, 2019. This includes the majority of the precision guided munitions described below, integrated air and missile defense systems, as well as other products and services.

We have several direct commercial sales contracts for precision guided munitions with certain Middle Eastern customers for which U.S. government approvals from the State Department and Congress through the Congressional Notification process were previously delayed. On May 24, 2019, the Administration announced an emergency certification authorizing the immediate export of 22 pending arms sales to Jordan, the United Arab Emirates (UAE) and KSA, waiving the requirement of Congressional Notification of these arms sales. As a result, we were able to obtain the necessary regulatory approvals and licenses for all of our contracts except for those that were not subject to the emergency certification. On contracts not subject to the emergency certification, we had approximately $1.1 billion of total contract value, recognized approximately $350 million of sales for work performed to date and received approximately $500 million in advances as of September 29, 2019. Additionally, one of those contracts, which has a contract value of $786 million, also requires U.K. government approval. In June 2019, the U.K.’s Court of Appeal determined that the U.K. government was not fully compliant with the legal requirements in issuing export licenses for weapons to KSA. While the U.K.’s Court of Appeal did not prohibit the issuance of licenses in the future, the U.K. government will need to comply with the ruling before issuing licenses or obtain a reversal of the decision on appeal. If we ultimately do not receive all of the regulatory approvals and licenses, it would have a material effect on our financial results.

In July 2019, the U.S. government suspended Turkey’s participation in the F-35 Joint Strike Fighter program because Turkey accepted delivery of the Russian-built S-400 air and missile defense system, and on October 14, 2019, the Administration imposed sanctions on several Turkish ministers and departments, including the Ministry of National Defence, due to Turkey’s military advance into Syria. Also in October 2019, certain European countries imposed arms embargoes on Turkey. On October 23, 2019, the Administration removed all of the sanctions imposed on October 14, 2019; however, the U.S. government and other governments may impose additional sanctions or embargoes. For a limited number of our programs, we procure materials and components from Turkish suppliers on a sole-source basis. We also have an immaterial amount of sales and backlog related to Turkey. Such sanctions or actions, and any potential reciprocal actions, could impact our businesses’ sources of supply and ability to make certain contractual deliveries, as well as our ability to sell to Turkey; however, at this time, we do not expect any potential actions to have a material adverse effect on our financial results.

In the second quarter of 2019, we identified and notified a U.S. customer that we determined we would not be able to execute on the technical scope and other requirements of an $85 million Missile Systems fixed-price program, partially due to conditions outside our control. As a result, although we continue to work with the customer to determine changes to the contract that would be mutually acceptable, we accrued a loss of $39 million in the second quarter of 2019 at Missile Systems for a potential termination for default on the program. Our estimate of the loss was based on progress payments received to date, firm commitments to suppliers on the program and administrative costs of the customer. We believe it is remote that we will ultimately be liable for damages or the customer’s potential excess reprocurement costs, and we are unable to estimate these amounts for which we could be liable given the complexities of determining such costs under the applicable regulations.

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

The following tables provide information as of September 29, 2019 and December 31, 2018 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

Principal payments and interest rate detail for long-term debt by contractual maturity date as of September 29, 2019 and December 31, 2018, respectively, were as follows:

September 29, 2019 (in millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$1,500	$—	$1,100	$—	$2,192	$4,792	$5,356
Average interest rate	—	3.550%	—	2.500%	—	5.097%	4.017%

December 31, 2018 (in millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$1,500	$—	$1,100	$—	$2,192	$4,792	$5,063
Average interest rate	—	3.550%	—	2.500%	—	5.097%	4.017%

In May 2019, we entered into treasury rate lock contracts with a notional amount of $375 million, which will mature in the fourth quarter of 2019, in anticipation of the probable issuance of debt. In addition, the aggregate notional amount of our outstanding foreign currency forward contracts was $1,562 million and $1,772 million at September 29, 2019 and December 31, 2018, respectively. The net notional exposure of these foreign currency forward contracts was $897 million and $840 million at September 29, 2019 and December 31, 2018, respectively.

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency forward contracts and treasury rate lock contracts were as follows:

(In millions)	Sep 29, 2019	Dec 31, 2018
Asset derivatives related to foreign currency forward contracts	$32	$26
Liability derivatives related to foreign currency forward contracts	24	34
Liability derivatives related to treasury rate lock contracts	27	—

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of September 29, 2019.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 29, 2019 were effective.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the third quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Merger was approved by Raytheon’s stockholders at a special meeting of Raytheon’s stockholders held on October 11, 2019. The issuance of shares of UTC Common Stock in connection with the Merger was approved by UTC’s stockholders at a special meeting of UTC’s stockholders held on October 11, 2019.

The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on Raytheon.

The completion of the Merger is subject to a number of conditions, including, among other things, the receipt of certain regulatory approvals, the receipt of an Internal Revenue Service (IRS) private letter ruling regarding certain tax matters and certain tax-related opinions and solvency opinions from outside legal counsel, the completion by UTC of the Separation and the Distributions, and a certain amount of net indebtedness of UTC following the Separation and the Distributions (UTC RemainCo), which make the completion and timing of the Merger uncertain.

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

The Combined Company’s amended and restated by-laws will designate the state courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Combined Company stockholders, which could discourage lawsuits against the Combined Company and its directors, officers and employees.

Under the Combined Company’s amended and restated by-laws, unless the Combined Company determines otherwise, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for:

–	any derivative action or proceeding brought on behalf of the Combined Company;

–	any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of the Combined Company to the Combined Company or to Combined Company stockholders;

–
any action asserting a claim against the Combined Company or any director or officer or other employee of the Combined Company arising pursuant to any provision of the Delaware General Corporation Law or the Combined Company’s certificate of incorporation or the amended and restated by-laws (as either may be amended from time to time); or

–	any action asserting a claim against the Combined Company or any director or officer or other employee of the Combined Company governed by the internal affairs doctrine.

To the fullest extent permitted by law, this exclusive forum provision will apply to state and federal law claims, including claims under the federal securities laws, including the Securities Act of 1933, as amended (the Securities Act) and the Securities Exchange Act of 1934, as amended (the Exchange Act), although Combined Company stockholders will not be deemed to have waived the Combined Company’s compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ bylaws has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws or otherwise, a court could find the exclusive forum provision contained in the amended and restated by-laws to be inapplicable or unenforceable.

This exclusive forum provision may limit the ability of Combined Company stockholders to commence litigation in a forum that they prefer, which may discourage such lawsuits against the Combined Company and its current or former directors, officers and employees. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, the Combined Company may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect its business, results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
July (July 1, 2019 - July 28, 2019)	2,041	$184.13	—	$0.7
August (July 29, 2019 - August 25, 2019)	—	—	—	0.7
September (August 26, 2019 - September 29, 2019)	1,296	197.13	—	0.7
Total	3,337	$189.18	—

(1)
All activity during the third quarter of 2019 relates to the surrender by employees of 3,337 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
In November 2017, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. However, the merger agreement with United Technologies Corporation (UTC) restricts us from repurchasing shares other than to satisfy tax withholding obligations. For more information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC)” within Item 1 of this Form 10-Q.

ITEM 6. EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission (SEC) and those incorporated by reference to other filings.

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of Thomas A. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Anthony F. O’Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Thomas A. Kennedy pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Anthony F. O’Brien pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019, formatted in Inline XBRL and contained in Exhibit 101.

*	filed electronically herewith
**	furnished electronically herewith, and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President, Controller and Chief Accounting Officer
Principal Accounting Officer
October 24, 2019