Form 10-K
period 2019-12-31
RAYTHEON CO/
filed 2020-02-12
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2019 was approximately $48.3 billion.
The number of shares of Common Stock outstanding as of February 10, 2020 was 278,441,000.
Documents incorporated by reference and made a part of this Form 10-K:
Portions of the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders or an amendment on Form 10-K/A are incorporated by reference in Part III of this Form 10-K.

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

Proposed Merger with United Technologies Corporation (UTC)
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

For more information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC)” within Item 8 of this Form 10-K.

In this section, we describe our business, including our business segments, product lines, customers, operations and other considerations.

Business Segments
We operate in five business segments:

–	Integrated Defense Systems;

–	Intelligence, Information and Services;

–	Missile Systems;

–	Space and Airborne Systems; and

–	Forcepoint.

The following is a description of each of our business segments. As part of the description, we include a discussion of some of the segment’s notable initiatives and achievements in 2019, such as certain key contract awards and new product introductions.

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

In 2019, IDS booked several significant awards to provide advanced Patriot® Air and Missile Defense (A&MD) systems and National Advanced Surface-to-Missile Systems (NASAMSTM). IDS was awarded contracts to provide Patriot A&MD and NASAMS systems to Qatar, contracts to provide additional Patriot A&MD systems to the U.S. Army and other international customers, and a contract to provide NASAMS for the Commonwealth of Australia. IDS was instrumental in Raytheon being selected to provide the U.S. Army with their next generation 360-degree capable radar, the Lower Tier Air and Missile Defense Sensor (LTAMDS). LTAMDS is a new radar that is designed to ultimately replace the current U.S. Army’s Patriot radars. LTAMDS is managed as a Corporate project and as a result, the related net expenses are not included in management’s evaluation of IDS’s segment results. In addition, the U.S. Navy awarded IDS options to continue to produce the low-rate initial production Air and Missile Defense Radar (AMDR) units for the DDG-51 class of warships. IDS also received an award to provide Guidance Enhanced Missiles (GEM-T) for an international customer and awards for the Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2) radar program for the Kingdom of Saudi Arabia (KSA).

IDS has the following principal product lines:

Integrated Air and Missile Defense (IAMD)—IAMD provides combat-proven air and missile defense systems, including the Patriot A&MD system which is the cornerstone of the air and missile defense architecture for 17 nations around the world, including the U.S. and seven NATO nations. The NASAMS, also offered by IAMD, is a highly adaptable mid-range solution for any operational air defense requirement. It is deployed in the U.S. and ten other nations around the world. IAMD was also instrumental in Raytheon being selected to provide the U.S. Army with LTAMDS. For segment reporting purposes, the costs related to the LTAMDS project are presented as part of Corporate and other unallocated costs as discussed above. Total sales from IAMD were approximately 10% of our consolidated revenues for 2019, 2018 and 2017.

Mission Systems and Sensors (MSS)—MSS provides integrated whole-life air and missile defense systems. MSS produces systems and solutions, including early warning radar, the AN/TPY-2, the Multi-Function Radio Frequency System (MFRFS), and other land-based surveillance and search radars, which provide threat detection, precision tracking, discrimination and classification of ballistic missile threats. In addition, MSS provides command, control, communications, computers, cyber and intelligence solutions through the development, delivery and support of complex integrated, networked, actionable combat command and control solutions for air and land combat commanders. MSS also provides tailored capabilities to deliver Air Defense Operations Centers (ADOC) for integrated command and control, fire direction and weapons systems and sensors to our global customers. Key MSS customers include the U.S. Army and Air Force, the Missile Defense Agency (MDA), and international customers.

Seapower Capability Systems (SCS)—SCS is a provider and integrator of maritime air and missile defense radar systems, naval combat management, and anti-submarine and mine warfare systems, as well as sensors, maritime naval navigation systems, and torpedoes for U.S. and international navies. SCS provides the low-rate initial production AMDR units, designated as AN/SPY-6, for the U.S. Navy’s DDG 51 class of warships. SCS’s contracts with the U.S. Navy also include Enterprise Air Surveillance Radar (EASR) for aircraft carriers and amphibious warfare ships, and, in the anti-submarine warfare area, a new variable depth sonar solution for the littoral combat ship class. In addition, as a ship integrator for the U.S. Navy, SCS provides mission systems equipment and combat and missions system integration for the following ship classes: DDG 1000 destroyers; LPD 17 amphibious warfare ships; and CVN 78 aircraft carriers. SCS also provides the innovative undersea mine neutralization system known as Barracuda for the U.S. Navy.

IDS also includes the Advanced Technology (AT) product line, which executes contract research and development programs primarily with the Office of Naval Research (ONR), the Strategic Capabilities Office (SCO) and the Defense Advanced Research Projects Agency (DARPA) in advanced materials, semiconductors such as Gallium Nitride (GaN) and next-generation systems such as Flexible Digital Array Radar (FlexDAR) and Cross Domain Maritime Surveillance and Targeting (CDMaST), to support Raytheon product lines. AT also pursues attractive adjacent growth markets such as undersea warfare and directed energy. In addition, IDS works closely with the U.S. government research labs including ONR, MIT Lincoln Labs and DARPA.

Intelligence, Information and Services (IIS)—IIS, headquartered in Dulles, Virginia, provides a full range of technical and professional services to intelligence, defense, federal and commercial customers worldwide. IIS specializes in global Intelligence, Surveillance and Reconnaissance (ISR); navigation; DoD space and weather solutions; cybersecurity; analytics; training; logistics; mission support; advanced software-based complex systems; automation and sustainment solutions; and international and domestic Air Traffic Management (ATM) systems. Key customers include the U.S. Intelligence Community, the DoD, the Federal Aviation Administration (FAA), the National Oceanic and Atmospheric Administration (NOAA), the Department of Homeland Security (DHS), NASA and a number of international customers.

During 2019, IIS won a number of contracts, including multi-year contracts to develop and deploy a mission-critical, advanced Cyber Security Operations Center (CSOC) and related services for a country in the Middle East and North Africa (MENA) region and a low-rate initial production award to outfit the U.S. Navy’s nuclear-powered aircraft carriers and amphibious assault ships with Joint Precision Approach and Landing Systems (JPALS). In addition to these wins, IIS continued to grow its classified business in both cyber and space, receiving a number of significant contracts. In the first quarter of 2019 we acquired an additional 10% equity ownership in the Range Generation Next LLC (RGNext) joint venture, increasing our equity ownership to 60% and giving us control of RGNext operations.

Effective July 1, 2019, IIS combined and reorganized the previous Global Intelligence Solutions (GIS), Mission Support and Modernization (MSM), and Navigation, Weather and Services (NWS) product lines to form the C2, Space and Intelligence (CSI) product line and the Navigation and Modernization Solutions (NMS) product line to align similar capabilities and solutions. IIS has the following principal product lines:

C2, Space and Intelligence (CSI)—CSI combines space and intelligence mission support with an expanding portfolio of command and control solutions, such as large-scale data processing and exploitation, storage architectures, and high-performance data handling and processing systems, offering customers the ability to seamlessly operate across every domain, sharing and exploiting data as quickly as it can be collected. CSI serves the U.S. Intelligence Community, the DoD, and civil federal agencies. In addition to numerous classified programs, CSI key programs include integrating commercial software methods and solutions into the U.S. Air Force’s Air and Space Operations Center (AOC) and the Joint Polar Satellite System (JPSS), which supports multiple civil, defense and international polar-orbiting environmental satellites.

Cybersecurity and Special Missions (CSM)—CSM provides broad cyber domain capabilities and advanced solutions to strengthen critical systems and support mission execution. CSM designs, implements and integrates customized cyber products and services and quick-reaction solutions. In addition, CSM provides high-consequence special mission support for the U.S. Intelligence Community, the DoD, civil federal agencies, international governments and commercial enterprises. Raytheon leverages and incorporates CSM cyber capabilities across the Company.

Global Training Solutions (GTS)—GTS provides integrated operational training through comprehensive support for live, virtual and constructive training exercises and operations, maintenance for training and range systems, curriculum development and instruction, management oversight and administration for contractor activities, and supply support for government-owned property and material. Previously, GTS provided these services principally under the Warfighter Field Operations Customer Support (Warfighter FOCUS) contract with the U.S. Army, which largely transitioned to a number of competitively awarded replacement programs throughout 2019. GTS will participate in some of the planned replacement programs; however, some of the work has been awarded to other contractors. GTS also provides critical commercial training solutions through Raytheon Professional Services for both domestic and international customers.

Navigation and Modernization Solutions (NMS)—NMS combines airspace and mission systems modernization and product support efforts, primarily supporting programs for NASA, the DoD and the FAA by implementing secure environmental and navigation ground solutions and data processing. NMS capabilities include ground systems for command and control of space assets, and domestic and international ATM. Key programs include the ATM solution Standard Terminal Automation Replacement System (STARS), the JPALS, the Global Positioning System Next Generation Operational Control System (GPS-OCX). NMS also develops advanced ground stations to control unmanned systems, such as Global Hawk®, and provides cyber-resiliency and avionics solutions for a wide range of aircraft, including the V-22, CH-53 and HH-60. Through its RGNext joint venture, NMS provides operation and mission support to U.S. Air Force space launch and U.S. Army test facilities. NMS also delivers product support services for other Raytheon business segments, including system deployment, installation and integration, logistics and training for military and civil customers in over 80 countries.

IIS also operates the Cyber Operations, Development and Evaluation (CODE) Center, an advanced cyber range in which the Company integrates our capabilities and demonstrates, tests and assesses new cyber products and services to determine how they can best integrate into a customer’s CSOC. IIS leverages CODE Center capabilities to drive both internal and external research and development with Governmental entities and commercial cyber protection companies.

Missile Systems (MS)—MS, headquartered in Tucson, Arizona, designs, develops, integrates and produces missile and combat systems for the armed forces of the U.S. and allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, surveillance, hypersonic systems, targeting and netted systems, MS provides and supports a broad range of advanced weapon systems including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles, directed energy effectors and advanced combat sensor solutions. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA, and the armed forces of more than 50 allied nations.

In 2019, MS continued to capture key contract awards from a broad global customer base, including a multi-year award for the Standard Missile-6 (SM-6®), Standard Missile-3 (SM-3®), Advanced Medium-Range Air-to-Air Missile (AMRAAM®), AIM 9-X Sidewinder short-range air-to-air missile, the next generation development of the Evolved Seasparrow Missile (ESSM®), Phalanx®, Tomahawk cruise missile development and production, the U.S. Air Force’s Long Range Standoff (LRSO) program, the U.S. Navy’s over-the-horizon weapon system (the Naval Strike Missile, or NSM) and a number of classified and unclassified awards in hypersonic, sensor, undersea warfare and missile defense technologies. MS also completed successful flight tests on the SM-3, SM-6, Exoatmospheric Kill Vehicle (EKV), Rolling Airframe Missile (RAMTM), Tomahawk and StormBreaker™ programs.

Air Warfare Systems (AWS)—AWS products and services enable the U.S. Armed Forces and international customers to attack, suppress and destroy air-, sea- and ground-based targets. Products include the AMRAAM, a state-of-the-art, highly dependable and battle-proven air-to-air missile that also has a surface-to-air launch application; the Tomahawk cruise missile, an advanced surface- or submarine-launched cruise missile with loitering and network communication capability; StormBreaker, an air-to-ground glide weapon designed to engage moving targets in adverse weather and through battlefield conditions; the Joint Standoff Weapon (JSOW®), a family of air-to-ground weapons that employ an integrated GPS/inertial navigation system that guides the weapon to the target; the Paveway™ family of laser and GPS precision guided munitions; the AIM-9X Sidewinder short-range air-to-air missile; the Miniature Air Launched Decoy-Jammer (MALD®-J), a high endurance electronic warfare decoy/jammer used to deceive and degrade air defenses; the High-Speed Anti-Radiation Missile (HARM®); the Maverick® precision strike missile; and the Griffin®, a small lightweight missile that can be employed from aircraft, unmanned aerial vehicles, ships or ground-launched against light targets. Also, AWS partners with Kongsberg Defence Systems on the NSM and the Joint Strike Missile (JSM), which are over-the-horizon anti-surface warfare and land attack weapons systems to be used on various aircraft platforms and ship classes. Total sales from AWS were approximately 10% of our consolidated revenues for 2019, 2018, and 2017.

Strategic and Naval Systems (SNS)—SNS designs, develops, produces, and supports air and missile defense interceptor systems along with highly effective, layered ship defense systems for U.S. Armed Forces and more than 30 allied countries across multiple platforms to counter the threats of today and tomorrow. SNS's primary customers are the MDA and the U.S. Navy as well as various international customers. The SNS portfolio includes the Standard Missile family of products with capabilities including sea- and land-based endo- and exoatmospheric defense against short- and intermediate-range ballistic missiles and tri-mission defense against air, surface and ballistic missile threats. The product line designs, develops, integrates, manufactures, and supports the Phalanx Close-In Weapon System (CIWS), employed on land and at sea; and the RAM and Launcher System, the SeaRAM® system, and the ESSM® family of missiles all protecting ships against air, subsurface and surface cruise/ballistic missile threats. In addition, SNS’s contracts with the MDA include sustainment of the EKV, which is the primary weapon payload of the Ground Based Interceptor (GBI) for ballistic missile defense. SNS continues to leverage its strategic international cooperative partnerships to evolve its existing products and technologies with a goal of addressing the full spectrum of threats to both the U.S. and our allies. Total sales from SNS were approximately 10% of our consolidated revenues for 2019, 2018, and 2017.

Land Warfare Systems (LWS)—LWS provides precision missiles and munitions, advanced electro-optical/infrared (EO/IR) sensors, and integrated mission solutions in the land domain for the U.S. Army and Marine Corps, and the militaries of more than 50 allied nations. LWS capabilities are designed to provide warfighters the situational awareness and lethality they need to overmatch and defeat evolving complex threats. The LWS portfolio includes the Tube-launched, Optically-tracked, Wireless-guided (TOW®) weapon system, a long-range precision anti-armor/anti-fortification/anti-amphibious-landing weapon system,

Javelin, a man-portable anti-tank missile in partnership with Lockheed Martin, and the Excalibur® precision artillery munition, which is a GPS-guided round providing indirect precision fire for ground forces. LWS also includes the 3rd Generation Forward Looking Infrared (FLIR), which leverages proven sensor technology to provide the warfighter with high-definition resolution and magnification of target images in darkness and in a range of adverse environmental conditions and produces an unmanned aircraft system (UAS) called Coyote®, which is a multi-purpose solution for ISR, Counter-UAS, and strike missions.

Advanced Missile Systems (AMS)—AMS focuses on the development and early introduction of next-generation, end-to-end system solutions that are designed to support the MS customer base including the U.S. Air Force, Navy, Army, MDA, DARPA, the ONR, the Air Force Research Laboratory (AFRL), and the SCO. AMS develops and demonstrates systems and technologies aimed to solve customer problems in all mission areas and then transitions more mature products or families of products to one of the other MS product lines or other business segments before those products enter the production phase of their life cycle. AMS is engaged in opportunities involving the transition from weapon development to warfighter fielding in the areas of next generation missile systems, hypersonic and counter-hypersonic weapons, long range strike weapons, UAS, non-kinetic solutions, space applications, undersea warfare and collaborative weapon technologies.

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

In 2019, SAS was selected to develop and deliver a new active electronically scanned array (AESA) radar for Boeing’s B-52 bomber. In addition, the U.S. Marine Corps selected SAS’s APG-79(v)4 AESA radar for its F/A-18C/D classic Hornet fleet. SAS was awarded a contract by the U.S. Air Force to develop two prototype high-energy laser (HEL) counter-UAS for a year-long overseas deployment. SAS also delivered its first Next Generation Jammer (NGJ) Mid-Band pod to the U.S. Navy for ground and aircraft integration testing, and received a follow-on award for the NGJ program for the U.S. Navy. In addition, SAS received a contract to build the Geostationary Littoral Imaging and Monitoring Radiometer sensor for NASA. This new sensor will create highly detailed views of physical and biological conditions in coastal waters. SAS was also awarded a number of classified contracts in intelligence, surveillance and reconnaissance, space protection, electronic warfare and signals intelligence.

SAS has the following principal product lines:

Intelligence, Surveillance and Reconnaissance Systems (ISRS)—ISRS designs, develops and manufactures a wide array of advanced Multispectral EO/IR sensors, light-sensing focal plane arrays, advanced visible and infrared sensors, AESA and mechanically scanned radars and various integrated airborne intelligence, surveillance, and reconnaissance systems solutions to provide customers with actionable information for strike, persistent surveillance and special mission platforms. These systems perform detection, identification, tracking, targeting, navigation, weather, and situational awareness tasks on a variety of airborne platforms, including maritime, littoral and overland patrol aircraft, unmanned aerial systems, and other tactical, attack and transport rotary- and fixed-wing aircraft. Key ISRS programs include the F-35 next-generation Electro-Optical Distributed Aperture System (EODAS); Multi-Spectral Targeting Systems (MTS) on numerous unmanned and manned aircraft; the Silent Knight Terrain Following/Terrain Avoiding radar for rotary-wing platforms; and an international classified program.

Secure Sensor Solutions (S3)—S3 designs, manufactures and develops cost-effective, high-performance integrated sensor solutions for tactical and strategic platforms, which deliver trusted, actionable information for mission assurance. S3 provides integrated advanced fire control radars to customers, including the U.S. Navy, Marine Corps, and Air Force and international governments. S3 produces AESA radars for the U.S. Air Force’s F-15 and B-2 aircraft, the U.S. Navy’s F/A-18E/F and EA-18G, the U.S. Marine Corps’ F/A-18C/D and radars for several international customers. S3 develops Airborne Early Warning & Reconnaissance Systems (AEWRS) across multiple platforms, for U.S. and international customers, including the Global Hawk and U2. S3 also develops sophisticated anti-jam GPS solutions for many customers and provides a wide range of state-of-the-art product families and engineering services for the DoD’s response to dynamic threat environments.

Electronic Warfare Systems (EWS)—EWS designs and manufactures cost-effective, high-performance electronic warfare systems and equipment for strategic and tactical aircraft, helicopters, surface ships and ground forces for the U.S. Air Force, Army, Navy, Special Operations Forces, and intelligence agencies and international governments. EWS products deliver a range of non-kinetic effects ranging from radar jamming to information operations. The EWS portfolio includes the Next Generation Jammer (NGJ) program, the HEL Weapon Systems for Counter-UAS and Precision Strike program, integrated electronic warfare suites, development of electronic warfare planning and management tools (EW PMT), the Multi-function Integrated Receiver/Exciter System (MFIRES) product family, advanced classified programs, and products which include towed decoys, radar warning receivers, radar and communications countermeasures and missile warning sensors.

Integrated Communication Systems (ICS)—ICS is a market leader in tactical airborne communications, software-defined radio technology, advanced tactical and protected networking, protected tactical satellite communication (SATCOM) terminals and cryptology and real-time sensor networking. The ARC-231 radio is deployed on U.S. and international rotary-wing platforms and fixed-wing aircraft. The Vinson/ANDVT Cryptology Modernization (VACM) family of products provides secure communications for U.S. and international customers. ICS is the only producer of Advanced Extremely High Frequency (AEHF) satellite terminals for all U.S. military branches, providing protected, highly secure SATCOM terminals for the U.S. military, including the Navy Multiband Terminal (NMT) and the Air Force Family of Advanced Beyond Line of Sight Terminal (FAB-T) and related ground terminals, Global Aircrew Strategic Network Terminal (Global ASNT) and the Army Secure Mobile Anti-Jam Reliable Tactical Terminal (SMART-T).

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

Advanced Concepts Technology (ACT), an innovation incubator, is also part of SAS. ACT conducts both internal and contract research and development for customers, including the AFRL and DARPA. ACT produces cutting-edge products and capabilities, including next-generation all-weather millimeter wave targeting radars, advanced mission system architecture, electro-optical (EO) and RF technologies, advanced speech recognition with natural language understanding, and systems exploiting acoustic phenomenology. In addition, BBN Technologies within ACT develops technology to direct and control swarms of small, autonomous air and ground vehicles for DARPA.

Forcepoint—Forcepoint, headquartered in Austin, Texas, develops cybersecurity products serving commercial and government organizations worldwide. Forcepoint was created in May 2015 as a joint venture of Raytheon and Vista Equity Partners that brought together the capabilities of the legacy Raytheon Cyber Products (RCP) and Websense, Inc. (Websense) businesses. On November 18, 2019, Raytheon acquired Vista Equity Partners’ interest in Forcepoint, such that Forcepoint is now wholly owned by Raytheon. Refer to “Note 11: Redeemable Noncontrolling Interests” within Item 8 of this Form 10-K for additional information. Forcepoint delivers a portfolio of human-centric cybersecurity capabilities that incorporate behavior based insights, including risk adaptive data loss prevention; user and entity behavior analytics (UEBA) and cloud access security broker (CASB) capabilities; insider threat solutions; next-generation firewall (NGFW) technology; cloud and on premise web and email security; and cross domain transfer products. Forcepoint's customers deploy its software products on standard servers, mobile endpoints or other information technology hardware, including Forcepoint optimized appliances, as a software-as-a-service (otherwise referred to as a cloud-based or cloud service) offering, or in a hybrid hardware/cloud configuration. Forcepoint’s customers include large enterprises, small- and medium-sized businesses and both domestic and international government agencies.

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

Enterprise Security—Enterprise Security consists of the User and Data Security solution area and the Cloud Access and Network Security solution area. User and Data Security provides risk adaptive data loss prevention; UEBA; and insider threat security products. Forcepoint’s data loss prevention suite of products extend data security control solutions to enterprise cloud applications, end user software applications and sensitive data and intellectual property on laptops, both on- and off-network, and include dynamic data protection, which allows automated enforcement at the individual level driven by analytics-defined risk indicators. Forcepoint’s UEBA products analyze large amounts of data to assess risk. Forcepoint’s insider threat suite of products spans analytics, insider threat, advanced threat protection and related security features. Cloud Access and Network Security solutions provide a range of appliances that consolidate multiple security capabilities and deliver real-time security functionality, including content security and firewall capabilities. The content security solutions integrate Forcepoint's web, email, filtering, and NGFW technologies into a single security architecture that may be deployed in the cloud, on premise (e.g. a proxy server or firewall) and in a hybrid environment. In addition, Forcepoint’s CASB product provides visibility, access and control as users interact with data in cloud applications. The firewall products consist of the Forcepoint NGFW and the Forcepoint Sidewinder proxy firewall products. The Forcepoint NGFW product provides software and hardware solutions that focus on high-availability, centralized management and policy deployment across large networks and protection from advanced evasion techniques. The Forcepoint Sidewinder product provides proxy-based firewall software and hardware solutions, designed to allow for clear visibility and control of command filtering, protocol enforcement and application access.

In addition to the principal product lines, Forcepoint provides consulting services of certified engineers who assess, plan, design, analyze and optimize security solutions for its customers' business environments.

Sales to the U.S. Government

(In millions, except percentages)	2019	2018	2017
Sales to the U.S. government(1)	$20,111	$18,447	$16,860
Sales to the U.S. government as a percentage of Total Net Sales(1)	69%	68%	67%
Foreign military sales through the U.S. government	$4,198	$3,502	$3,311
Foreign military sales through the U.S. government as a percentage of Total Net Sales	14%	13%	13%

(1)	Excludes foreign military sales through the U.S. government.

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

Fixed-price contracts are predominantly either firm fixed-price (FFP) contracts or fixed-price incentive (FPI) contracts. Under FFP contracts, the contractor agrees to perform a specific scope of work for a fixed price and as a result, benefits from cost savings and carries the burden of cost overruns. Under FPI contracts, the contractor shares with the U.S. government savings accrued from contracts performed for less than target costs and costs incurred in excess of target costs up to a negotiated ceiling price (which is higher than the target costs) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such contracts, the contractor's profit may also be adjusted up or down depending upon whether specified cost objectives are met. Under FFP and FPI type contracts, the contractor usually receives either negotiated performance-based payments (PBPs) or monthly progress payments from the U.S. government generally in amounts equaling 80% of costs incurred under U.S. government contracts. The remaining amount, including profits or incentive fees, is billed upon delivery and acceptance of end items under the contract. The DoD has expressed a preference to utilize FPI as opposed to FFP contracts. In the event we experience a greater proportion of FPI contracts and/or progress payments for our fixed-price DoD contracts in the future than historically, it could have an adverse effect on our operating margins, cash flow and liquidity. For a discussion of certain risks associated with fixed-price and cost reimbursement contracts and risks associated with changes in U.S. government procurement rules, regulations and business practices, see Item 1A of this Form 10-K.

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

U.S. government programs generally are implemented by the award of individual contracts and subcontracts. Congress generally appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially and additional funds become contractually obligated only if Congress makes further appropriations. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or change. The U.S. government is required to equitably adjust a contract price for additions or reductions in scope or other changes ordered by it. For a discussion of the risks associated with program funding and appropriations, see Item 1A and “Overview” within Item 7 of this Form 10-K. In addition, because we are engaged in supplying technologically-advanced, cutting-edge defense-related products and services to the U.S. government, we are subject to certain business risks, some of which are specific to our industry. These risks include: (1) the cost and ability to attract and retain trained, skilled and qualified employees; (2) the uncertainty and instability of prices and supply of raw materials and components; (3) the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; (4) the intense competition and the constant necessity for improvement in facility utilization and personnel training; and (5) the impact of potential security and cyber threats. Our sales to the U.S. government may be affected by changes in procurement policies, budget considerations, changing priorities for national defense, global political environments and other factors. See Item 1A and “Overview” within Item 7 of this Form 10-K for a more detailed discussion of these and other related risks.

International Sales

(In millions, except percentages)	2019	2018	2017
Total international sales(1)	$8,582	$8,105	$8,085
Total international sales as a percentage of Total Net Sales(1)	29%	30%	32%

(1)	Includes foreign military sales through the U.S. government of $4,198 million, $3,502 million and $3,311 million in 2019, 2018 and 2017, respectively.

Our international sales are conducted through Raytheon Company and certain U.S. and international subsidiaries. For example, Raytheon Systems Limited (RSL), a U.K. subsidiary, provides a wide range of products and services, most notably with our MS, SAS and IIS business segments, to commercial, defense and other government customers in the U.K. and globally. Raytheon Australia delivers integrated solutions to the Australian Defence Force, most notably with our IDS and IIS business segments. Generally, we internally fund our international subsidiary working capital requirements in the applicable countries. In connection with certain international sales, we utilize the services of sales representatives who are paid commissions in return for services rendered, and international consultants and advisors who are typically paid a fixed retainer fee. Our Forcepoint business segment also sells certain products and services, both domestically and internationally, primarily through a network of distributors and value-added resellers.

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

Classified Sales
Classified sales include U.S. government sales on programs designated as classified by the U.S. government, as well as international sales on programs for which the customer, end user or end product is prohibited from being publicly disclosed. Total classified sales as a percentage of total net sales were 20% in 2019, 19% in 2018 and 17% in 2017. The operating results of these classified programs are included in the applicable business segment's and our consolidated results of operations. The business risks and considerations associated with these classified programs generally do not differ materially from those of our other U.S. government and international programs and products.

Backlog

			% of Total Backlog
(In millions, except percentages) December 31:	2019	2018	2019	2018
Total U.S. government backlog(1)	$29,679	$24,963	61%	59%
Total non-U.S. government domestic backlog	668	689	1%	2%
Total domestic backlog	30,347	25,652	62%	60%
Total foreign military sales backlog	7,967	8,578	16%	20%
Total direct foreign government backlog	9,596	7,343	20%	17%
Total non-government foreign backlog	842	847	2%	2%
Total international backlog	18,405	16,768	38%	40%
Total backlog	$48,752	$42,420	100%	100%

(1)	Excludes foreign military sales backlog through the U.S. government which is included in total international backlog.

Approximately half of the December 31, 2019 year-end backlog is not expected to be filled during the following 12 months. These amounts include both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated or obligated to us). For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

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

In recent years, our revenues in the second half of the year have generally exceeded revenues in the first half. Some of the factors that can affect revenue recognition between accounting periods include the timing of new program awards (including international contract awards and approvals), the availability of U.S. government funding, product deliveries (which are dependent on availability of materials) and customer acceptance. We expect this trend to continue in 2020. Additional information regarding the risks associated with our raw materials, suppliers, and seasonality is contained in Item 1A of this Form 10-K.

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

Employment
As of December 31, 2019, we had approximately 70,000 employees.

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

We have provided for our estimated share of the costs to complete environmental remediation where we have determined that it is probable that we will incur such costs in the future and the costs can be reasonably estimated. The timing and costs of environmental remediation are difficult to estimate due to uncertainties regarding: (1) the extent of the remediation; (2) the discovery and application of innovative remediation technologies; and (3) the status and interpretation of laws and regulations. Our estimates do not reflect the possibility that we may recover some of our costs from insurance or from pursuing other parties. For multi-party sites, we expect that the actual cost of remediation will be shared among liable parties and our estimates do not reflect the unlikely event that we would be required to fund more than our share or the entire cost of remediation of a site. In addition, the majority of our costs are eligible for future recovery through the pricing of our products and services to the U.S. government.

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

ITEM 1A. RISK FACTORS

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, products and services, trends and anticipated financial performance including with respect to: the timing and expected completion and impact of the proposed merger with United Technologies Corporation (UTC); our revenue; our liquidity and capital resources; our bookings and backlog; our international sales, including our ability to do business in the Kingdom of Saudi Arabia (KSA) and future delays in the Congressional Notification process and/or other potential challenges related to sales to certain foreign customers; cybersecurity sales; our pension, other postretirement benefit (PRB), nonqualified defined benefit and defined contribution plans expense and funding; our recognition of revenue on certain performance obligations; our expectations regarding customer demand and contracts; seasonality of our business; our capital expenditures; our amortization expense; the impact of new accounting pronouncements and tax regulations; our expected tax payments; our unrecognized tax benefits; our reclassifications of gains or losses on cash flow hedges; the impact of acquisitions, investments and other business arrangements and the tax deductibility of goodwill; the impact and outcome of audits and legal and administrative proceedings, claims, investigations, commitments and contingencies; the impact of certain regional developments; delays and disruptions in delivery of materials and services from suppliers; the impact of changes in fair value of our reporting units; delays and disruption in delivery of materials and services from Turkish suppliers; the impact of changes in foreign currency rates; the impact of Brexit; the impact of competition; growth in our cyber business; as well as information regarding domestic and international defense spending, budgets and business practices. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, or use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them, except as required by law.

We depend on the U.S. government for a substantial portion of our business, and changes in U.S. government defense spending and priorities could impact our financial position, results of operations and overall business.

In 2019, U.S. government sales, excluding foreign military sales, accounted for approximately 69% of our total net sales. Our U.S. government revenues largely result from contracts awarded under various U.S. government programs, primarily defense-related programs with the U.S. Department of Defense (DoD), and a broad range of programs with the U.S. Intelligence Community and other departments and agencies. Our programs are subject to U.S. government policies, budget decisions and appropriation processes which are driven by numerous factors including: (1) geopolitical events; (2) macroeconomic conditions; and (3) the ability of the U.S. government to enact relevant legislation, such as appropriations bills.

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. The Budget Control Act of 2011 (BCA) established specific limits on annual appropriations for fiscal years (FY) 2012–2021, but was amended a number of times leading to fluctuations and unpredictability in annual DoD funding levels. As compared to the relevant preceding year, the DoD budget fell in FY 2013, remained essentially flat for FY 2014 and 2015, and increased each year from FY 2016 to 2020. BCA caps were raised for FY 2021 from their original level, and FY 2021 DoD funding is expected to be similar to FY 2020. Further, the DoD budget requires the agreement and action of both Congress and the President. In addition, in previous years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shut-downs and Continuing Resolutions (CRs) providing only enough funds for U.S. government agencies to continue operating at prior year levels. Further, if the U.S. government debt ceiling is not raised and the national debt reaches the statutory debt ceiling, the U.S. government could default on its debts.

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

Our financial results largely are dependent on our ability to perform on our U.S. government contracts, which are subject to uncertain levels of funding and timing, as well as termination. Our financial results could also be affected by performance delays, cost overruns, product failures, materials or components shortages, or definitization delays in connection with these contracts, as well as by the mix of our contracts and programs.

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

The funding of U.S. government programs is subject to congressional appropriations, which are made on a fiscal year basis even for multi-year programs. Consequently, programs are often only partially funded initially and may not continue to be funded in future years. In addition, regular appropriation bills may be delayed, which may result in delays to funding, the collection of receivables and our contract performance due to lack of authorized funds to procure related products and services. Under certain circumstances, we may use our own funds to meet our customer’s desired delivery dates or other requirements but we may not be reimbursed. Further, if appropriations for one of our programs become unavailable, reduced or delayed, the U.S. government may terminate for convenience our contract or subcontract under that program.

Our U.S. government contracts typically involve the development, application and manufacture of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies may be untested or unproven and in some instances, product requirements or specifications may be modified. As a result, we may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns or product failures and could divert our attention or resources from other projects. With the U.S. government’s greater focus on new technologies, such as interceptors, space-based sensors, high-energy lasers, hypersonics, and counter-hypersonics, we have more development programs. Our failure to execute effectively on these programs could impact our future sales opportunities. Additionally, in order to win certain U.S. government contracts, we may be required to invest in development prior to award as our customers demand more mature and proven solutions. These additional investment amounts may not be worthwhile if we are not chosen for new contract awards.

Our U.S. government contracts are typically either fixed-priced contracts or cost reimbursement contracts. Fixed-price contracts represent approximately 65% of our backlog, and are predominantly either firm fixed-price (FFP) contracts or fixed-price incentive (FPI) contracts. Under FFP contracts, we receive a fixed price irrespective of the actual costs we incur and we therefore carry the burden of any cost overruns. Under FPI contracts, we share with the U.S. government savings for cost underruns less than target costs and expenses for cost overruns exceeding target costs up to a negotiated cost ceiling. We carry the entire burden of cost overruns exceeding the cost ceiling amount under FPI contracts. Under cost reimbursable contracts, we are reimbursed for allowable costs and paid a fixed or performance-based fee, but we are generally not reimbursed for unauthorized costs exceeding a cost ceiling amount or costs not allowable under the contract or applicable regulations. Contracts for development programs with complex design and technical challenges are typically cost reimbursable, but can be FFP or FPI. In addition, other contracts in backlog are for the transition from development to production, which includes starting and stabilizing a manufacturing and test line while the final design is still being validated.

Over the past several years, the DoD has increased its use of Other Transaction Authority (OTA) contracts, under which it awards research and development work without all of the procurement requirements that typically apply to DoD contracts, including justification of sole source awards. OTAs may use fixed-price contracts during all phases of the contract, or mandated contract cost sharing (e.g., one-third of program costs). They may also require non-traditional subcontractor participation and impose other requirements that differ from our other DoD contracts. For example, we were awarded an OTA contract for the Lower Tier Air and Missile Defense Sensor (LTAMDS) in late 2019. If we are unable to perform on our OTA contracts, including any applicable non-traditional requirements, it could negatively impact our results of operations, financial condition and liquidity.

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

We believe that in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new, and adapt existing, offerings and technologies. We fund this investment through customer funded and internal research and development, acquisitions and joint ventures or other teaming arrangements. We believe this investment is needed to meet demands and expand in our domestic and international markets, including emerging opportunities within the DoD market and the commercial cybersecurity market in which our Forcepoint business segment competes. Our investments to develop new offerings and technologies, or adapt existing offerings and technologies, could divert our attention and resources from other projects. In addition, we cannot be sure that these investments will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new or growth markets.

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

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do. We anticipate companies continuing to enhance their competitive position against us in our core markets as a result of continued domestic and cross-border defense industry consolidation and the expansion of competitors’ capabilities throughout the supply chain through vertical integration. We are also facing heightened competition in our domestic and international markets from foreign and multinational firms. In addition, as discussed in more detail above, U.S. defense spending and U.S. government procurement strategies may limit our future market opportunities. For example, the DoD continues to award contracts through competitive bidding. Highly competitive pricing, in which a bidder may anticipate making a substantial investment in a program in order to win the work, has been seen in certain cases. In addition, bid protests from unsuccessful bidders on new program awards are more frequent. Generally, a bid protest will delay the start of contract activities, delay earnings, and could result in the award decision being overturned and require a re-bid of the contract. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work.

In addition, the U.S. government has been awarding more development programs due to changing U.S. government priorities. If we are unable to continue to compete successfully against our current or future competitors in our core markets, we may experience declines in revenues and market share which could negatively impact our results of operations, financial condition and liquidity.

In addition, our Forcepoint cybersecurity business segment faces significant competition due to rapid changes in technology, products, customer specifications and industry standards. It also has a wide range of market competitors, some that are significantly larger with broader product and service offerings or have best-of-breed products and/or maintain stronger customer relationships. In order to compete effectively, Forcepoint must successfully execute on its growth strategy, including the development of new products and services. If Forcepoint is unable to compete successfully, it may divert financial and management resources that would otherwise benefit our other operations.

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

We depend on our suppliers delivering materials, and on our subcontractors assembling major components and subsystems for our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. We are subject to specific procurement requirements that limit the types of materials we use which may limit the suppliers and subcontractors we may utilize. These procurement rules include requirements for genuine original equipment manufacturer parts. As we continue to seek further cost efficiencies throughout our business, we may centralize procurements in order to attain better pricing through strategic sourcing, which may increase our dependency on certain suppliers. In some instances, we are dependent on sole-source suppliers. In recent years, our supplier pool has become further limited in some areas due to consolidation and supplier business closures.

In addition, our suppliers may experience materials or components shortages. In recent times, the industry has experienced shortages of certain microelectronic components. Tariffs currently imposed on certain materials and other trade issues may create or exacerbate existing materials shortages and drive-up material prices. These developments may also result in further supplier business closures. Some products require relatively scarce raw materials, including some which are largely controlled by a single country, and the ability to source those materials is dependent on U.S. relations with the country. Materials or components sourced from a particular country may become subject to sanctions or other bans imposed by the United States or other countries. In addition, some of our suppliers or subcontractors may be susceptible to changes in global economic conditions that could impair their ability to meet their obligations to us.

If certain component materials are not available or if any of our suppliers or subcontractors otherwise fails to meet our needs or becomes insolvent, we may not have readily available alternatives or alternatives at prices that meet the demands of our customers. We enter into long-term or volume purchase agreements with certain suppliers and take other actions, such as accelerating supplier payments commensurate with value delivered, to ensure the financial viability of our suppliers and the availability of needed materials, components and subsystems. However, we cannot be sure that such items will be available at all or in the needed quantities. In addition, we require our suppliers to deliver components and services that are free from viruses and malicious code that may damage or destroy such components and interrupt such services, and include in our contracts with our suppliers the DoD requirements mandating the reporting of breaches to information technology systems containing critical government information. If we experience a material supplier or subcontractor problem, it could negatively impact our ability to satisfactorily and timely complete our customer obligations. This could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing this type of problem. Any of these events could have a negative impact on our results of operations, financial condition and liquidity. In addition, we must conduct diligence and provide disclosure regarding the use of certain minerals, known as conflict minerals, which may impact our procurement practices and increase our costs.

Our international business is subject to geopolitical and economic factors, regulatory requirements and other risks.

Our international business exposes us to geopolitical and economic factors, regulatory requirements, increasing competition and other risks associated with doing business in foreign countries, including those related to tariffs and trade barriers. These risks differ from and may be greater than those associated with our domestic business. In 2019, our sales to customers outside the U.S. (including foreign military sales through the U.S. government) accounted for 29% of our total net sales. Our exposure to such risks may increase if our international business continues to grow as we anticipate. Any significant impairment of our ability to conduct business outside of the U.S. could negatively impact our results of operations, financial condition and liquidity.

Our international business is sensitive to changes in the priorities and budgets of international customers, which may be driven by: (1) changes in threat environments; (2) geopolitical uncertainties; (3) volatility in worldwide economic conditions; and (4) various regional and local economic and political factors, including volatility in energy prices, changes in U.S. foreign policy, changes in existing free trade laws and regulations and other risks and uncertainties. Our international sales are subject to U.S. laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR), the Export Administration Regulations (EAR), the Foreign Corrupt Practices Act (FCPA), and other anti-corruption, sanctions, and export laws and regulations. Any failure by us or others working on our behalf to comply with these laws and regulations could result in criminal, civil or administrative penalties including fines, suspension or debarment from government contracts or suspension of our ability to export our products.

In addition, due to the nature of our products, we must obtain licenses and authorizations from various U.S. government agencies before selling our products outside of the U.S. Our ability to obtain these licenses and authorizations timely or at all is subject to risks and uncertainties, including changing U.S. government policies or laws or delays in Congressional action due to geopolitical and other factors. Some of our direct commercial sale contracts with international customers have requirements relating to these licenses and authorizations and may permit the customer to terminate the contract if we fail to receive these approvals in a timely manner. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely manner, our sales relating to those approvals may be reversed, prevented or delayed. In the recent past, we had several direct commercial sales contracts for precision guided munitions with certain Middle Eastern customers for which U.S. government approvals had been delayed until the Administration directly approved these sales. At December 31, 2019, we had pending $1.2 billion of total contract value of these contracts that require U.S. government approvals. Additionally, one of those contracts, which has a contract value of $835 million, also requires U.K. government approval. In addition, new sales to these customers may face similar delays and/or potential challenges given the geopolitical issues.

Certain events have caused increased attention on U.S. defense sales to the Kingdom of Saudi Arabia (KSA). Although we currently do not expect to be prevented from doing business in KSA, which represents less than 5% of our sales, if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it would have a material adverse effect on our financial results.
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

We must also manage a certain degree of exposure to the risk of currency fluctuations. Our international sales in functional currencies other than the U.S. dollar were approximately $1.4 billion in both 2019 and 2018 and $1.3 billion in 2017, the majority of which were in British pounds and Australian dollars with the remainder primarily in euros and Canadian dollars. See “Note 16: Business Segment Reporting” within Item 8 of this Form 10-K for total net sales and property, plant and equipment by geographical area.

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

We depend on the recruitment and retention of qualified personnel, and our failure to attract, train and retain such personnel and to maintain our corporate culture and high ethical standards could seriously harm our business.

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key technical personnel and executive officers, the development of additional management personnel and the hiring of new qualified technical, manufacturing, marketing, sales and management personnel for our operations. Our continued growth increases the need for qualified personnel. Competition for personnel is intense and we may not be successful in attracting, training or retaining qualified personnel with the requisite skills or security clearances. In addition, certain personnel may be required to receive various security clearances and substantial training in order to work on certain programs or perform certain tasks. Necessary security clearances may be delayed, which may impact our ability to perform on our U.S. government contracts. Further, a significant percentage of our current workforce is nearing or eligible for retirement. To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel and successfully manage the transfer of critical knowledge. We face competition in attracting new qualified personnel, especially in a low unemployment environment. In addition, new qualified personnel may have different expectations from our current workforce, which could result in difficulties attracting and retaining new employees. Loss of key employees, failure to attract new qualified employees or adequately train them, delays in receiving required security clearances, or delays in hiring key personnel could seriously harm our business.

We believe that a critical component of our ability to successfully attract, train and retain qualified personnel has been our corporate culture, which we believe fosters innovation, collaboration and a focus on execution, all in an environment of high ethical standards. Our global operations may present challenges in maintaining these important aspects of our corporate culture. Any failure to maintain our corporate culture could negatively impact our ability to attract, train and retain essential qualified personnel who are vital to our business. Further, we rely on our key personnel to lead with integrity and to meet our high ethical standards. To the extent any of our leaders were to behave in a way that is inconsistent with our values, we could experience a materially adverse impact to our reputation and our operating results.

Our business could be negatively impacted by cyber attacks, other security breaches and other disruptions.

We routinely experience cyber and other security threats including: threats to our information technology infrastructure, attempts to gain access to our proprietary, sensitive or classified information, and attempts to infiltrate our products and services and sabotage or disable their use by our customers. We also encounter threats to our physical security, including our facilities and personnel, and threats from terrorism or similar acts. In addition, our business could be disrupted by natural disasters, including the impacts of climate change.

As a defense contractor that protects national security information, we are the target of advanced and persistent cyber attacks from a variety of assailants, including nation states, in addition to attacks similar to those encountered in other industries. Our customers, suppliers, subcontractors and other third parties with whom we do business routinely experience similar security threats. Cybersecurity threats include, but are not limited to, malicious software, attempts to access information, online extortion attempts, disruption or denial of service attacks, insider threat attacks, and other cybersecurity events that could lead to disruptions of our systems or unauthorized access to our data. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. In addition, in some cases we must rely on the safeguards put in place by our customers, suppliers, subcontractors and other third parties to protect against and report cyber threats. Cyber attacks could lead to disruptions in mission critical systems, unauthorized release of confidential, personal, other protected information (which may belong to us, our employees, or third parties) or national security information, and corruption of data, networks or systems. We believe we have implemented appropriate measures and controls and have invested in significant resources to appropriately identify and monitor these threats and mitigate potential risks, including risks involving our customers and suppliers. However, due to their persistence, sophistication and volume, we may not be successful in preventing or defending against all cyber attacks and preventing or mitigating associated losses. In addition, because cybersecurity and related data privacy and protection laws and regulations are evolving and present increasing compliance challenges, our compliance costs could increase.

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

At December 31, 2019, we had goodwill and other intangible assets of approximately $15.4 billion which represented 45% of our total assets. Our goodwill is subject to an impairment test annually and is also tested whenever events and circumstances indicate that goodwill may be impaired. In the event of an impairment any excess goodwill must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill and intangible assets based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen events that could adversely affect the value of our goodwill or intangible assets and trigger an impairment evaluation. Future determinations of significant impairments of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

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

Our efforts to gain awards of contracts and ensure a competitive position in the market depends in part on our ability to ensure that our intellectual property is protected, that our intellectual property rights are not diluted or subject to misuse, and that we are able to license certain third party intellectual property on reasonable terms. We own many U.S. and foreign patents and patent applications, and have rights in unpatented inventions, know-how, data, software, trademarks and copyrights. The U.S. government and foreign governments have licenses under certain of our intellectual property, including certain patents, which are developed or used in performance of government contracts. Governments may use or authorize others (including our competitors) to use such patents and intellectual property for government and other purposes. Governments may challenge the sufficiency of intellectual property rights we have granted in government contracts and attempt to obtain greater rights, which could reduce our ability to protect our intellectual property rights and to compete. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. In addition, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may differ from those of the U.S. Further, litigation to enforce our intellectual property rights can be costly, and even if successful, can distract our attention from other areas of our business. All of the above could diminish the value of our intellectual property, affecting our ability to procure future business or maximize the use of our intellectual property to increase our revenue.

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

The confidentiality and intellectual property assignment agreements we enter into with our employees and non-disclosure obligations and agreements we enter into with our suppliers, consultants and appropriate customers may not adequately protect our proprietary information, deter misappropriation and misuse of our proprietary information, or prevent third-party development of similar technologies, all of which may negatively impact our ability to compete. We may be unable to adequately protect our intellectual property rights, use our intellectual property for a competitive advantage, or continue to access licensed intellectual property of third parties, any of which could have a negative impact on our ability to win and perform on contracts, our reputation, and our results of operations, financial condition and liquidity.

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

We are also subject to laws and regulations that: (1) impose requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes; (2) restrict air and water emissions from our operations (including U.S. government-owned facilities we manage); and (3) require maintenance of a safe workplace. These laws and regulations can lead to substantial fines and criminal sanctions for violations, and may require the installation of costly equipment or operational changes to limit pollution emissions, decrease the likelihood of accidental hazardous substance releases and/or reduce the risks of injury to people. We incur, and expect to continue to incur, capital and other expenditures to comply with these laws and regulations.

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

In addition, new laws, regulations, or governmental policies, sudden changes in the interpretation and enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new clean-up standards could require us to incur additional costs in the future that would have a negative effect on our results of operations, financial condition and liquidity.

We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance.

A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services. In some, but not all, circumstances, we may be entitled to indemnification from our customers through contractual provisions, and we may obtain limitations of liability and additional defenses for various reasons including the qualification of our products and services by the Department of Homeland Security (DHS) under the SAFETY

Act provisions of the Homeland Security Act of 2002. The amount of the insurance coverage we maintain or indemnification to which we may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would negatively impact our results of operations, financial condition and liquidity. Any accident, failure of, or defect in our products and services, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively. It could also affect the cost and availability of available insurance in the future.

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

Risks Related to the Proposed Merger with UTC

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

Upon completion of the Merger, Raytheon stockholders will no longer be stockholders of Raytheon, but will instead become stockholders of the Combined Company and their rights as stockholders will be governed by the terms of the Combined Company’s certificate of incorporation and amended and restated by-laws. The terms of the Combined Company’s certificate of incorporation and amended and restated by-laws will be in some respects different than the terms of Raytheon’s certificate of incorporation and by-laws, which currently govern the rights of Raytheon stockholders.

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

As of December 31, 2019 we owned, leased and/or utilized (through operating agreements) approximately 27 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, 92% of which was located in the U.S. Of such total, 46% was owned (or held under a long-term ground lease with ownership of the improvements), 49% was leased, and 5% was government owned. In addition to the 27 million square feet of floor space described above, 67,081 square feet of space was leased or subleased by us to unrelated third parties.

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

As of December 31, 2019, our business segments had major operations at the following locations:

–
Integrated Defense Systems—Huntsville, AL; Fullerton, CA; San Diego, CA; Andover, MA; Marlborough, MA; Tewksbury, MA; Woburn, MA; Maple Lawn, MD; Portsmouth, RI; Kiel, Germany; Warsaw, Poland; Doha, Qatar; Jeddah, Saudi Arabia; Riyadh, Saudi Arabia; and Abu Dhabi, United Arab Emirates.

–
Intelligence, Information and Services—Fullerton, CA; Aurora, CO; Orlando, FL; Palm Bay, FL; Indianapolis, IN; Louisville, KY; Billerica, MA; Burlington, MA; Marlborough, MA; Annapolis Junction, MD; Troy, MI; State College, PA; El Paso, TX; Richardson, TX; Dulles, VA; Herndon, VA; Newport News, VA; Springfield, VA; Canberra, Australia; and Calgary, Canada.

–
Missile Systems—Huntsville, AL; East Camden, AR; Tucson, AZ; Sacramento, CA; Louisville, KY; Albuquerque, NM; Farmington, NM; Dallas, TX; Richardson, TX; Midland, Canada; and Abu Dhabi, United Arab Emirates.

–
Space and Airborne Systems—El Segundo, CA; Goleta, CA; Sunnyvale, CA; Largo, FL; Fort Wayne, IN; Cambridge, MA; Marlborough, MA; Forest, MS; Dallas, TX; McKinney, TX; Harlow, England; and Glenrothes, Scotland.

–
Forcepoint—Boston, MA; Minneapolis, MN; Austin, TX; Salt Lake City, UT; Herndon, VA; Sydney, Australia; Reading, England; Helsinki, Finland; Bangalore, India; Chennai, India; Cork, Ireland; Dublin, Ireland; and Tel Aviv, Israel.

–	Corporate—Billerica, MA; Waltham, MA; Greenville, TX; Richardson, TX; Plano, TX; Arlington, VA; and Dulles, VA.

A summary of the space owned, leased and/or utilized by us as of December 31, 2019, by business segment is as follows:

(In square feet)	Leased	Owned(1)	Government owned(2)	Total(3)
Integrated Defense Systems	1,319,854	3,763,632	88,616	5,172,102
Intelligence, Information and Services	4,791,680	495,732	132	5,287,544
Missile Systems	2,808,888	2,919,606	1,249,597	6,978,091
Space and Airborne Systems	3,196,102	4,991,872	—	8,187,974
Forcepoint	588,518	—	—	588,518
Corporate(4)	513,873	292,046	5,944	811,863
Total square feet	13,218,915	12,462,888	1,344,289	27,026,092

(1)	Ownership may include either fee ownership of land and improvements or a long-term ground lease with ownership of improvements.

(2)	“Government owned” means space owned by the U.S. or a foreign government utilized by us pursuant to an operating agreement with the U.S. or a foreign government.

(3)	Includes 18,000 square feet of vacant space, but excludes 67,081 square feet of space leased or subleased to unrelated third parties.

(4)	Includes business development and Raytheon International, Inc.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are listed below. Each executive officer was elected by our Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Ralph H. Acaba
Mr. Acaba has served as President of the Integrated Defense Systems (IDS) business unit since March 2019 and Vice President of Raytheon Company since August 2017. From August 2017 to March 2019, he was Vice President of Raytheon Program Management. From September 2013 to July 2017, Mr. Acaba was Vice President of the Integrated Air and Missile Defense product line within IDS. Mr. Acaba joined Raytheon in 1986 and has held a series of increasingly senior leadership roles in Raytheon, including director of Patriot Systems and director of Maneuver Protection Programs. Age 56.

Roy Azevedo
Mr. Azevedo has served as Vice President of Raytheon Company and President of the Space and Airborne Systems (SAS) business unit since September 2018. From July 2017 to September 2018, he was Vice President and General Manager of the Intelligence, Surveillance and Reconnaissance Systems product line within SAS. From March 2015 to July 2017, Mr. Azevedo was Vice President and General Manager of the Secure Sensor Solutions product line within SAS. From October 2011 to March 2015, Mr. Azevedo was Vice President of the Advanced Concepts and Technology area within SAS and from August 2009 to October 2011, he was Deputy Vice President and General Manager of the Electronic Warfare Systems product line within SAS. Mr. Azevedo joined Raytheon in 1989 and has held positions of increasing responsibility on a variety of programs ranging from system and test design to advanced technology development and program manager. Age 59.

Frank R. Jimenez
Mr. Jimenez has served as Vice President and General Counsel since January 2015 and Corporate Secretary since April 2015. Prior to joining Raytheon, Mr. Jimenez served as General Counsel, Secretary and Managing Director, Corporate Affairs of Bunge Limited, a leading global agribusiness and food company, from July 2012 to January 2015. From 2011 to 2012, he served as Senior Vice President, General Counsel and Corporate Secretary at Xylem Inc., a global water technology company spun off from ITT Corporation in 2011. From 2009 to 2011, he served as Vice President and General Counsel of ITT Corporation. From 2006 to 2009, he served as General Counsel of the U.S. Department of the Navy. He previously held a variety of other positions in government, including Deputy General Counsel (Legal Counsel) for the U.S. Department of Defense and Chief of Staff at the U.S. Department of Housing and Urban Development, as well as Deputy Chief of Staff and Acting General Counsel to the Governor of Florida. Age 55.

Thomas A. Kennedy
Dr. Kennedy has served as Chairman of the Board since October 2014, Chief Executive Officer since April 2014 and a Director since January 2014. From April 2013 to March 2014, he served as Executive Vice President and Chief Operating Officer of Raytheon Company. From June 2010 to March 2013, he served as Vice President of Raytheon Company and President of the Integrated Defense Systems (IDS) business unit. From July 2007 to June 2010, he was Vice President of the Tactical Airborne Systems product line within the Space and Airborne Systems (SAS) business unit, and from May 2003 to July 2007, he was Vice President of the Mission System Integration product line within SAS. Dr. Kennedy joined Raytheon in 1983 and has held positions of increasing responsibility as a new business leader and program manager for several radar and electronic warfare systems development programs. Age 64.

Wesley D. Kremer
Mr. Kremer has served as President of the Missile Systems (MS) business unit since March 2019 and Vice President of Raytheon Company since October 2015. From July 2015 to March 2019, he was President of the Integrated Defense Systems (IDS) business unit. From July 2011 to July 2015, he was Vice President of the Air and Missile Defense Systems product line within MS. From May 2010 to July 2011, Mr. Kremer was Director of the Standard Missile-3 program, and from June 2008 to May 2010, he was Director of Systems Design and Performance Engineering within MS. From December 2006 to June 2008, he was General Manager of the Advanced Products Center within the Space and Airborne Systems (SAS) business unit. Prior to joining Raytheon in 2003, Mr. Kremer served 11 years in the U.S. Air Force as a weapon systems officer. Age 54.

Randa G. Newsome
Ms. Newsome has served as Vice President of Human Resources and Global Security since January 2015. From April 2013 to December 2014, she was Vice President of Human Resources and Security for Raytheon’s Integrated Defense Systems (IDS) business unit. From December 2008 to April 2013, she was Vice President of Human Resources and Security for the former Technical Services business unit. From May 2004 to December 2008, Ms. Newsome was Director of Organization Performance and Talent Management for the former Intelligence and Information Systems business unit. Ms. Newsome joined Raytheon in 2001 as a human resources manager for the former Network Centric Systems business unit, after holding various assignments of increasing responsibility at Lockheed Martin Corporation. Age 54.

Anthony F. O’Brien
Mr. O’Brien has served as Vice President and Chief Financial Officer since March 2015. From March 2008 to March 2015, he was Vice President and Chief Financial Officer of Raytheon’s Integrated Defense Systems (IDS) business unit. Mr. O’Brien joined Raytheon in 1986 and has held numerous finance positions of increasing responsibility with the Company over the course of his 33-year career, including Vice President of Finance and the senior finance executive responsible for Raytheon Airline Aviation Services and Raytheon’s International Landed Companies, and Chief Financial Officer for Raytheon Aircraft Company. Age 55.

Rebecca R. Rhoads
Ms. Rhoads has served as Vice President of Raytheon Company and President of Global Business Services (GBS) since December 2013. From April 2001 to December 2013, she was a Vice President and the Chief Information Officer for Raytheon Company. From 1999 to April 2001, she was the Vice President of Information Technology for Raytheon’s former Electronics Systems business unit. Ms. Rhoads began her career with General Dynamics as an electrical engineer in 1979, and worked in Engineering and Operations holding various assignments of increasing responsibility at General Dynamics, Hughes and Raytheon. Age 62.

David C. Wajsgras
Mr. Wajsgras has served as Vice President of Raytheon Company and President of the Intelligence, Information and Services (IIS) business unit since March 2015. From March 2006 to March 2015, he was Senior Vice President and Chief Financial Officer for Raytheon Company. From August 2005 to March 2006, he was Executive Vice President and Chief Financial Officer of Lear Corporation, an automotive interior systems and components supplier. From January 2002 to August 2005, he served as Senior Vice President and Chief Financial Officer of Lear. Mr. Wajsgras joined Lear in September 1999 as Vice President and Controller. Age 60.

Michael J. Wood
Mr. Wood has served as Vice President, Controller and Chief Accounting Officer since October 2006. Prior to joining Raytheon, Mr. Wood held positions of increasing responsibility over a 16-year career at KPMG LLP, an accounting firm, including as an Audit Partner serving various aerospace and defense clients. Age 51.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At February 10, 2020, there were 18,800 record holders of our common stock. Our common stock is traded on the New York Stock Exchange under the symbol “RTN.” The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is contained in Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph
The following chart compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2014 to the Standard & Poor’s (S&P) 500 Stock Index and the S&P Aerospace & Defense Index.

Total Return To Stockholders (Includes reinvestment of dividends)

	Annual Return Percentage Years Ending
Company/Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Raytheon Common Stock	18.01	17.18	34.21	(16.51)	45.53
S&P 500 Index	1.38	11.96	21.83	(4.38)	31.49
S&P Aerospace & Defense Index	5.43	18.90	41.38	(8.07)	30.33

	Indexed Returns Years Ending
Company/Index	Base Period 12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Raytheon Common Stock	$100	$118.01	$138.27	$185.58	$154.95	$225.50
S&P 500 Index	100	101.38	113.51	138.29	132.23	173.86
S&P Aerospace & Defense Index	100	105.43	125.36	177.24	162.93	212.35

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in Billions) of Shares that May Yet Be Purchased Under the Plans (2)
October (September 30, 2019–October 27, 2019)	10	$195.64	—	$0.7
November (October 28, 2019–November 24, 2019)	928	217.54	—	0.7
December (November 25, 2018–December 31, 2019)	674	215.79	—	0.7
Total	1,612	$216.67	—

(1)
All activity during the fourth quarter of 2019 relates to the surrender by employees of 1,612 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
In November 2017, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. However, the merger agreement with United Technologies Corporation (UTC) restricts us from repurchasing shares other than to satisfy tax withholding obligations. For more information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC)” within Item 8 of this Form 10-K.

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

FIVE-YEAR STATISTICAL SUMMARY

(In millions, except per share amounts and total employees)	2019	2018	2017	2016	2015
Results of Operations
Total net sales	$29,176	$27,058	$25,348	$24,124	$23,321
Operating income	4,774	4,538	4,231	3,896	3,721
Retirement benefits non-service expense	688	1,230	913	601	654
Income from continuing operations	3,328	2,883	1,999	2,212	2,094
Income (loss) from discontinued operations, net of tax	1	(1)	2	1	13
Net income attributable to Raytheon Company	3,343	2,909	2,024	2,244	2,110
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$11.92	$10.15	$6.94	$7.55	$6.87
Diluted earnings per share attributable to Raytheon Company common stockholders	$11.93	$10.15	$6.95	$7.55	$6.91
Average diluted shares outstanding	280.2	286.8	291.4	296.8	305.2
Financial Position at Year-End
Cash and cash equivalents	$4,292	$3,608	$3,103	$3,303	$2,328
Short-term investments	—	—	297	100	872
Total current assets(1)	13,082	12,137	11,319	10,885	10,023
Property, plant and equipment, net	3,353	2,840	2,439	2,166	2,005
Total assets(1)	34,566	32,670	31,675	30,238	29,477
Total current liabilities(1)	9,791	8,463	7,515	6,539	6,275
Long-term liabilities (excluding debt and operating lease liabilities)(1)	8,553	6,922	8,267	7,758	7,134
Long-term debt	3,261	4,755	4,750	5,335	5,330
Redeemable noncontrolling interest	32	411	512	449	355
Total equity	12,223	11,472	9,963	10,157	10,383
Cash Flow and Other Information
Net cash provided by (used in) operating activities from continuing operations	$4,482	$3,428	$2,747	$2,852	$2,346
Net cash provided by (used in) investing activities from continuing operations	(1,006)	(521)	(817)	53	(1,744)
Net cash provided by (used in) financing activities	(2,803)	(2,398)	(2,116)	(1,930)	(1,509)
Bookings	36,340	32,162	27,718	27,809	25,145
Total backlog at year-end	48,752	42,420	38,210	36,709	33,839
Dividends declared per share	$3.77	$3.47	$3.19	$2.93	$2.68
Total employees at year-end	70,000	67,000	64,000	63,000	61,000

(1)
Amounts prior to 2017 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), in the first quarter of 2019, using the modified retrospective approach. See “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K for additional information.

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

As previously announced, effective January 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) using the modified retrospective approach as discussed in “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K. We reclassified certain balance sheet amounts to conform to our current period presentation.

On June 9, 2019, Raytheon and United Technologies Corporation (UTC) entered into an agreement to combine in an all-stock merger of equals. The merger is targeted to close early in the second quarter of 2020, subject to and following completion by UTC of the separations and distributions of its Otis and Carrier businesses. Under the terms of the agreement, Raytheon stockholders will receive 2.3348 shares of UTC common stock for each Raytheon share. The agreement provides that upon completion of the merger, UTC stockholders will own approximately 57% and Raytheon stockholders will own approximately 43% of the outstanding shares of common stock of UTC. In addition, the agreement generally restricts certain actions by both Raytheon and UTC. The merger was approved by Raytheon's stockholders at a special meeting of Raytheon held on October 11, 2019, and was approved by UTC stockholders at a special meeting of UTC held on October 11, 2019. For additional information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC)” within Item 8 of this Form 10-K.

Business Environment

Domestic Considerations
U.S. government sales, excluding foreign military sales, accounted for 69% of our total net sales in 2019. Our principal U.S. government customer is the U.S. Department of Defense (DoD).

DoD funding levels, which are subject to budget and appropriation decisions and processes, are difficult to predict beyond the near-term. The Budget Control Act of 2011 (BCA) imposed spending caps on DoD funding for fiscal years (FY) 2012 to 2021, however the caps have been raised each year since FY 2013, most recently by the Bipartisan Budget Act (BBA) of 2019 for FY 2020 and FY 2021. DoD modernization funding, which consists of procurement and research and development, is of particular importance to defense contractors. DoD modernization funding has steadily increased since FY 2015, including for FY 2020, as a result of the BBA of 2015, the BBA of 2018, and the BBA of 2019. However, future DoD spending levels are uncertain given the lapse in the BCA after FY 2021 and will require the agreement and action of both Congress and the President.

In addition to the DoD budget considerations discussed above, future domestic defense spending levels are impacted by a number of additional factors, including external threats to U.S. national security, funding for on-going counter insurgency/counter terrorism operations overseas, the priorities of the Administration and Congress, overall health of the U.S. and world economies, and the state of governmental finances. However, we expect the DoD to continue to prioritize and protect the key capabilities required to execute its National Defense Strategy, including being able to deter and defeat peer nation threats. Such capabilities include Intelligence, Surveillance and Reconnaissance (ISR), cybersecurity, missile defense, electronic warfare, kinetic and non-kinetic effectors, undersea warfare, space systems, unmanned systems, special operations forces and interoperability with allied forces. We believe those priorities are well aligned with our product offerings, technologies, services and capabilities.

We currently are involved in tens of thousands of contracts, with no single contract accounting for more than 5% of our total net sales in 2019. Although we believe our diverse portfolio of programs and capabilities is well suited to a changing defense environment, we face numerous challenges and risks, as discussed above. For more information on the risks and uncertainties that could impact the U.S. government’s demand for our products and services, see Item 1A of this Form 10-K.

International Considerations
In 2019, our sales to customers outside of the U.S. accounted for 29% of our total net sales (including foreign military sales through the U.S. government). Internationally, the growing threat of additional terrorist activity, cyber threats, emerging nuclear states, long-range missiles and conventional military threats have led to an increase in demand for defense systems and services and other security solutions. In Asia, both short- and long-term regional security concerns are increasing demand for air and missile defense, air/naval modernization and maritime security. In the Middle East and North Africa (MENA), threats from state and non-state actors are increasing demand for air and missile defense (including counter-unmanned aerial vehicle (UAV) systems), air/land/naval force modernization, precision engagement, ISR, maritime and border security, and cybersecurity solutions. Given such threat environments, we expect our MENA customers to continue to prioritize security investments even if their budgets are impacted by volatile short-term energy prices. In Europe, some countries have begun to increase spending in response to geopolitical events and conflicts in Eastern Europe and the resulting uncertainty in the security threat environment. Based on these factors, we expect that European nations will continue to seek advanced air and missile defense and other capabilities, including ISR and cyber. Overall, we believe many international defense budgets have the potential to grow at a faster rate than the U.S. defense budget. However, international demand is sensitive to changes in the priorities and budgets of international customers and geopolitical uncertainties, which may be driven by changes in threat environments, volatility in worldwide economic conditions, regional and local economic and political factors, U.S. foreign policy and other risks and uncertainties. For more information on the risks and uncertainties that could impact international demand for and our ability to sell our products and services, see Item 1A of this Form 10-K.

Because of the breadth of our offerings, our systems integration capability, the value of our solutions and our strong legacy in the international marketplace, we believe that we are well positioned to continue to grow our international business. We continue to enhance our focus on global growth through increased investment in our international business in existing and new international markets. Such investment provides additional resources and capabilities, both in-country and in the U.S., that strengthen the Company’s position to pursue both existing and new opportunities. We also continue to adjust our international business activities to address customer priorities. Although we believe our international business is well positioned to continue to grow, we recognize that we face substantial competition from both U.S. companies and other competitors in international markets, as well as the challenges of changing budget priorities, overall spending pressures, geopolitical uncertainties and the timing of contract awards.

(In millions)	2019	2018	2017
International sales(1)	$8,582	$8,105	$8,085
International bookings	10,352	9,850	8,479

(1)	Includes foreign military sales through the U.S. government.

Our Strategy
The following are the broad elements of our strategy:

–	Build upon our areas of strength within our key mission areas;

–	Focus additional resources on emerging opportunities within the DoD market;

–	Extend Raytheon’s advanced cyber solutions beyond the U.S. government into international and commercial markets; and

–	Engage key countries as individual markets with multiple customers.

We believe that our broad mix of technologies, domain expertise and key capabilities, our cost-effective, best-value solutions and the alignment of these strengths with customer needs position us favorably to grow in our key mission areas of: integrated air and missile defense; electronic warfare; command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance; space systems; effects; and cyber. Globally, customers are increasingly seeking cost-effective mission solutions. These solutions can take the form of new electronics or electronic upgrades, but draw on our market focus area capabilities, deep domain expertise and system architecture skills. We continue to explore opportunities to make these affordable solutions more readily available to our international customers, including through enhanced design for export and releasability. We also continue to make investments to support our strategy, including through acquisitions and research and development. We seek to continuously innovate and refresh technology in our current franchises—advanced solution sets for which we expect longer-term customer demand, such as our Patriot Air and Missile Defense (A&MD) system, Air and Missile Defense Radar (AMDR), and Lower Tier Air and Missile Defense Sensor (LTAMDS)—and we use the related expertise to work to create new franchises and expand internationally. Moreover, we expect to continue to expand our customer base in key countries.

We provide cyber capabilities to government customers, including the Intelligence Community, the DoD, the Department of Homeland Security (DHS), and other defense and civil global customers, as well as embed information assurance capabilities in our products and our information technology infrastructure. We believe cyber markets continue to represent strong growth markets for Raytheon. We expect to continue to seek opportunities to leverage our extensive cyber capabilities and to grow and scale our cyber businesses.

Focus on the Customer and Execution
Our customer focus continues to be critical to the execution of our strategy—underpinned by a focus on performance, relationships and solutions. Performance means being able to meet customer commitments, which is ensured through strong processes, metrics and oversight. We maintain a “process architecture” that spans our defense businesses and our broad programs and pursuits. It consists of enterprisewide processes and systems such as: our Integrated Product Development System (IPDS), which assures consistency of evaluation and execution at each step in a program’s life-cycle; Product Data Management (PDM), which is our business system software for engineering; Achieving Process Excellence (APEX), which is our SAP business system software for accounting, finance and program management; Process Re-Invention Integrating Systems for Manufacturing (PRISM), which is our SAP software for manufacturing operations; Advanced Company Estimating System (ACES), which is our cost proposal system; and Raytheon Enterprise Supplier Assessment (RESA) tool for Supply Chain Management. These processes and systems are linked to an array of front-end and back-end metrics. With this structure, we are able to track results and be alerted to potential issues through numerous oversight mechanisms, including operating reviews and annual operating plan reviews.

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

FINANCIAL SUMMARY
We use the following key financial performance measures to manage our business on a consolidated basis and by business segment, and to monitor and assess our results of operations:

–	Bookings—a forward-looking metric that measures the value of firm orders awarded to us during the year;

–	Net Sales—a growth metric that measures our revenue for the current year;

–	Operating Income—a measure of our profit from continuing operations for the year, before non-operating expenses, net and taxes; and

–	Operating Margin—a measure of our operating income as a percentage of total net sales.

(In millions, except percentages)	2019	2018	2017
Bookings	$36,340	$32,162	$27,718
Total backlog	48,752	42,420	38,210
Total net sales	29,176	27,058	25,348
Total operating income(1)	4,774	4,538	4,231
Total operating margin(1)	16.4%	16.8%	16.7%
Operating cash flow from continuing operations	$4,482	$3,428	$2,747

(1)
Includes the impact of the FAS/CAS Operating Adjustment, described below in Critical Accounting Estimates, of $1,454 million, $1,428 million and $1,303 million of income in 2019, 2018 and 2017, respectively.

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

In addition, we maintain a strong focus on program execution and the prudent management of capital and investments in order to maximize operating income and cash. We focus on earnings per share (EPS) and measures to assess our cash generation and the efficiency and effectiveness of our use of capital, such as free cash flow (FCF) and return on invested capital (ROIC), both of which are not defined measurements under U.S. Generally Accepted Accounting Principles (GAAP) and may be calculated differently by other companies.

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

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are based on the application of U.S. GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. We believe the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

Revenue Recognition
We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each contract or arrangement with a customer. We classify contract revenues as product or service according to the predominant attributes of the relevant underlying contracts unless the contract can clearly be split between product and service. We define service revenue as revenue from activities that are not associated with the design, development or production of tangible assets, the delivery of software code or capability design. Our service revenue is primarily related to our IIS business segment.

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

We generally recognize revenue over time as we perform on our contractual performance obligations because of continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to the Company.

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

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion (the process described below in more detail) is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. It is common for our long-term contracts to contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

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

Net EAC adjustments had the following impact on our operating results:

(In millions, except per share amounts)	2019(1)	2018(1)	2017
Operating income	$520	$492	$442
Income from continuing operations attributable to Raytheon Company	411	389	287
Diluted EPS from continuing operations attributable to Raytheon Company	$1.47	$1.36	$0.98

(1)	Amounts reflect a U.S. statutory tax rate of 21%, which became effective in 2018 with the adoption of the Tax Cuts and Jobs Act of 2017 (2017 Act).

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

The results of each segment only include pension and PRB expense as determined under CAS. Our FAS expense is split between operating income and non-operating income where only the service cost component of FAS expense is included in operating income. The difference between our CAS expense and the service cost component of our FAS expense is the FAS/CAS Operating Adjustment and is reported as a separate line in our segment results. The FAS/CAS Operating Adjustment effectively decreases the amount of pension expense in operating income so that such amount is equal to the service cost component of FAS expense under U.S. GAAP. The FAS/CAS Operating Adjustment was $1,454 million, $1,428 million and $1,303 million of income in 2019, 2018 and 2017, respectively. The non-service related components of FAS expense are included in retirement benefits non-service expense in non-operating (income) expense, net and were $688 million, $1,230 million and $913 million in 2019, 2018 and 2017, respectively.

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

The reasonable range of long-term returns that was used to validate the long-term ROA assumption for the calculation of the net periodic benefit cost for 2019, 2018 and 2017 is shown below.

Percentile	2019	2018	2017
35th	5.49%	5.67%	5.82%
65th	7.57%	7.81%	7.96%

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

2020 ROA Assumption—At year end 2019, we determined that the 7.5% long-term ROA assumption no longer fell within the range of reasonable outcomes, driven primarily by the current outlook on economic assumptions used to develop the reasonable range. As a result, we employed the building block approach described above to develop our 2020 long-term ROA assumption. The building block approach resulted in a long-term ROA assumption of 7.0% for 2020. To validate this assumption, we compared the result against the reasonable range of outcomes and confirmed that the 7.0% fell between the 60th and 65th percentile of the reasonable range for 2020 with the 50th percentile at 6.31%.

Once our long-term ROA has been determined to be within the 35th to 65th percentile range of results, we review historical averages and patterns of returns to confirm the reasonableness of our long-term ROA assumption compared to past results. While history is not solely indicative of future market expectations, it does provide insight into general historical trends and long-term asset performance. Our average annual actual rate of return from 1986 to 2019 of 8.89%, determined on an arithmetic basis, exceeds our estimated 7.0% assumed return. Arithmetic annual averages represent the simple average returns over independent annual periods, whereas geometric returns reflect the compound average returns of dependent annual periods. The average annual actual return on a geometric basis for the same period was 8.25%. In addition, the actual annual returns have exceeded our long-term ROA assumption of 7.0% in five of the past ten years.

Based upon our application of the building block approach and our review of the resulting assumption against the 35th to 65th percentile reasonable range and an analysis of our historical results, we established a 2020 long-term ROA domestic assumption of 7.0% for purposes of determining the net periodic benefit cost for 2020 and determined that the assumption is reasonable and consistent with the provisions of ASOP 27.

If we significantly change our long-term investment allocation or strategy, or if there is a significant change in the economic assumptions, then our long-term ROA assumption could change in the future.

Our domestic pension plans’ actual rates of return were approximately 19%, (4)% and 15% for 2019, 2018 and 2017, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred gains and losses.

The investment policy asset allocation ranges for our domestic pension plans, as set by our Investment Committee, for the year ended December 31, 2019 were as follows:

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

The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle our pension obligations. The discount rate assumption is determined by using a theoretical bond portfolio model consisting of bonds rated AA or better by Moody’s Investors Service for which the timing and amount of cash flows approximate the estimated benefit payments for each of our pension plans. The discount rate assumption for our domestic pension plans at December 31, 2019 is 3.29%, which represents a weighted-average discount rate across our plans, compared to the December 31, 2018 discount rate of 4.33%.

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

Other FAS and CAS Considerations—An increase or decrease of 25 basis points in the discount rate assumption would have had the following approximate impacts on 2019 domestic FAS pension results:

(In millions)	Increase	Decrease
Service cost component of FAS expense	$(17)	$18
Retirement benefits non-service expense	(42)	43
Projected benefit obligations	(860)	910

Changes in the high-quality corporate bond rate assumption could impact the CAS discount rate for purposes of determining CAS pension expense due to CAS Harmonization. However in 2019, the CAS pension expense was not impacted by this assumption due to the passage of the HATFA and the BBA of 2015 which extended the provisions of pension funding relief as described above. The discount rate assumption could impact CAS pension expense in future periods depending upon the interest rate and regulatory environments.

An increase or decrease of 25 basis points in the long-term ROA assumption for the domestic pension plans would have had the following approximate impacts on 2019 FAS and CAS pension results:

(In millions)	Increase	Decrease
Retirement benefits non-service expense	$(47)	$47
CAS expense	8	(8)
FAS/CAS Operating Adjustment	8	(8)

A portion of the $8 million change in CAS pension expense would also be allocated to fixed-price contracts in backlog and would either increase or decrease the profit rate on those contracts at the time of such a change (i.e., a change in the long-term ROA assumption on January 1, 2019 would drive a change in estimated costs in EACs and related contract profit rates as of December 31, 2018). The contract impact resulting from the change in CAS pension expense is difficult to estimate because of changes to remaining performance periods, the amount and timing of expected new awards (i.e., the proposals expected to be awarded in the year which will bear their allocated portion of the change in CAS pension expense), and our mix of fixed-price and cost reimbursable contracts. For example, based on our contract profile at December 31, 2018, if we had 61% of our backlog in fixed-price contracts, and they were on average 50% complete, with our actual new award profile for 2019, a 25 basis point increase in our long-term ROA assumption at January 1, 2019 would drive $2 million of unfavorable EAC adjustments at December 31, 2018. In addition, our fixed-price contracts in backlog as of December 31, 2018 would have a lower profit rate in 2019, resulting in a $1 million unfavorable impact as costs are incurred in that year on those contracts. The total impact on 2018 would be an unfavorable $2 million driven by the aggregate EAC adjustments and the total impact on 2019 would be favorable by approximately $54 million (the FAS/CAS Operating Adjustment and retirement benefits non-service expense, partially offset by the lower profit rate impact in 2019 on fixed-price contracts in backlog at December 31, 2018). A change in our long-term ROA assumption would be subject to review by our government customer for reasonableness. Given our history of recovering changes to CAS pension expense, we expect the assumption change would be allocable and allowable, per regulatory guidelines, as long as the assumption is reasonable.

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

The change in accumulated other comprehensive loss (AOCL) related to pension and PRB plans was as follows:

(In millions)	2019	2018	2017
Beginning balance	$(10,738)	$(11,766)	$(11,115)
Amortization of net losses included in net income	1,068	1,655	1,191
Gain (loss) arising during the period	(1,890)	(627)	(1,842)
Ending balance	$(11,560)	$(10,738)	$(11,766)

The balance in AOCL related to our pension and PRB plans is composed primarily of differences between changes in discount rates, differences between actual and expected asset returns, differences between actual and assumed demographic experience and changes in plan provisions. Changes to our pension and PRB obligation as a result of these variables are initially reflected in other comprehensive income. The deferred gains and losses are amortized and included in future retirement benefits non-service expense over the average employee service period of approximately ten years at December 31, 2019. The $1.9 billion in 2019 losses arising during the period were driven primarily by the decrease in the discount rate from 4.33% at December 31, 2018 to 3.29% at December 31, 2019, which had an impact of approximately $3.5 billion, as well as other actuarial factors, partially offset by actual returns, which were higher than our expected return, and had an impact of approximately $2.1 billion.

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

Goodwill
We evaluate our goodwill for impairment annually as of the first day of our fiscal fourth quarter and in any interim period in which circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business, significant decreases in federal government appropriations or funding for our contracts, or other significant adverse changes in industry or market conditions. No events occurred during the periods presented that indicated the existence of an impairment with respect to our goodwill. We estimate the fair value of our reporting units using a discounted cash flow (DCF) model based on our most recent long-range plan in place at the time of our impairment testing, and compare the estimated fair value of each reporting unit to its net book value, including goodwill. We discount the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. The weighted-average cost of capital is comprised of the estimated required rate of return on equity, based on publicly available data for peer companies plus an equity risk premium related to specific company risk factors, and the after tax rate of return on debt, each weighted at the relative values of the estimated debt and equity for the industry. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. When available and as appropriate, we also use comparative market multiples to corroborate our DCF model results. There was no indication of goodwill impairment as a result of our 2019 annual impairment analysis, as the fair values of each of our reporting units substantially exceeded their respective net book values, including goodwill.

Based on our 2019 impairment analysis the reporting unit that was closest to impairment was the Forcepoint reporting unit, which had a fair value in excess of net book value, including goodwill, of approximately 50%. All other factors equal, a 10% decrease in expected future cash flows for our Forcepoint reporting unit would result in an excess of fair value over net book value of approximately 35%. Alternatively, all other factors being equal, a 100 basis points increase in the discount rate used in the calculation of the fair value of our Forcepoint reporting unit would result in an excess of fair value over net book value of approximately 40%. Based on our 2019 impairment analysis of our other reporting units, the reporting unit that was closest to impairment had a fair value in excess of net book value, including goodwill, of approximately 185%. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

ACCOUNTING STANDARDS
For a discussion of recent accounting pronouncements, see the Accounting Standards section in “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

Total Net Sales
The composition of external net sales by products and services for each segment in 2019 was approximately the following:

(% of segment total external net sales)	IDS	IIS	MS	SAS	Forcepoint
Products(1)	90%	45%	95%	100%	90%
Services	10%	55%	5%	—%	10%

(1)	Products net sales includes software related sales, including software subscriptions.

				% of Total Net Sales
(In millions, except percentages)	2019	2018	2017	2019	2018	2017
Net sales
Products	$24,435	$22,633	$21,416	83.8%	83.6%	84.5%
Services	4,741	4,425	3,932	16.2%	16.4%	15.5%
Total net sales	$29,176	$27,058	$25,348	100.0%	100.0%	100.0%

Total Net Sales - 2019 vs. 2018—The increase in total net sales of $2,118 million in 2019 compared to 2018 was primarily due to higher external net sales of $725 million at IDS and $589 million at SAS. The increase in net sales at IDS was primarily due to higher net sales on certain European Patriot programs awarded in 2018 and the second quarter of 2019, higher net sales on an international air and missile defense system program awarded in the third quarter of 2019, driven primarily by the recognition of previously deferred precontract and inventoried costs and higher net sales on a missile defense radar program for an international customer with awards in the second and fourth quarters of 2019, partially offset by lower net sales on certain international Patriot programs due to the scheduled completion of certain production phases of the programs. The increase in net sales at SAS was primarily due to higher net sales on classified programs principally driven by 2018 awards, higher net sales on the Next Generation Overhead Persistent Infrared (Next Gen OPIR) program for the U.S. Air Force awarded in the third quarter of 2018, higher net sales on Identification Friend or Foe (IFF) production programs primarily due to increased customer demand and higher net sales on tactical radar systems development programs due to scheduled increases in program activity.

Products and Services Net Sales - 2019 vs. 2018—The increase in products net sales of $1,802 million in 2019 compared to 2018 was primarily due to higher external products net sales of $614 million at SAS and $601 million at IDS, both primarily due to higher products net sales on the programs described above in Total Net Sales. The increase in services net sales of $316 million in 2019 compared to 2018 was primarily due to higher external services net sales of $160 million at IIS principally due to higher services net sales from the consolidation of Range Generation Next LLC (RGNext) in the first quarter of 2019, higher services net sales on certain classified programs and higher services net sales on the Development, Operations and Maintenance (DOMino) cyber program for the DHS due to planned program schedule requirements, partially offset by lower services net sales on programs in support of the U.S. Army’s Warfighter Field Operations Customer Support (Warfighter FOCUS) activities, which continue to transition to a number of competitively-awarded replacement programs, with the remaining change spread across numerous programs with no individual or common significant driver. In the first quarter of 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture, increasing our equity ownership to 60% and giving us control of the operations of RGNext with the partner having only protective rights. The results of RGNext are included in IIS’s segment results effective as of the February 8, 2019 consolidation date. See “Note 4: Acquisitions, Divestitures and Goodwill” within Item 8 of this Form 10-K for additional detail.

Total Net Sales - 2018 vs. 2017—The increase in total net sales of $1,710 million in 2018 compared to 2017 was primarily due to higher external net sales of $545 million at IIS and $482 million at MS. The increase in external net sales at IIS was primarily due to higher net sales on classified programs in both cyber and space, higher net sales in support of the DOMino cyber program for the DHS, which was awarded in the fourth quarter of 2017, and higher net sales on programs in support of the U.S. Army’s Warfighter FOCUS activities driven principally by customer determined activity levels. The increase in external net sales at MS was primarily due to higher net sales on classified programs, partially offset by lower net sales on the Paveway program principally driven by reductions of expected costs in the third quarter of 2017 to fulfill industrial cooperation agreements, and decreases in production costs and unit pricing.

Products and Services Net Sales - 2018 vs. 2017—The increase in products net sales of $1,217 million in 2018 compared to 2017 was primarily due to higher external products net sales of $446 million at MS and $326 million at SAS. The increase in products net sales at MS was primarily due to higher products net sales on certain classified programs described above in Total Net Sales and higher products net sales on the Standard Missile-3 (SM-3) program due to planned increases in production, partially offset by lower products net sales on the Paveway program described above in Total Net Sales. The increase in products net sales at SAS was primarily due to higher products net sales on a domestic tactical radar systems production program due to scheduled increases in production and higher products net sales on surveillance and targeting systems programs primarily due to a production program for the U.S. Air Force awarded in the third quarter of 2018 and planned increases in production on certain surveillance and targeting systems programs. The increase in services net sales of $493 million in 2018 compared to 2017 was primarily due to higher external services net sales of $421 million at IIS principally due to higher services net sales on the DOMino cyber and U.S. Army’s Warfighter FOCUS programs described above in Total Net Sales and higher services net sales on certain classified programs.

Sales to Major Customers

				% of Total Net Sales
(In millions, except percentages)	2019	2018	2017	2019	2018	2017
Sales to the U.S. government(1)(2)	$20,111	$18,447	$16,860	69%	68%	67%
U.S. direct commercial sales and other U.S. sales	483	506	403	2%	2%	2%
Foreign military sales through the U.S. government	4,198	3,502	3,311	14%	13%	13%
Foreign direct commercial sales and other foreign sales(1)	4,384	4,603	4,774	15%	17%	19%
Total net sales	$29,176	$27,058	$25,348	100%	100%	100%

(1)	Excludes foreign military sales through the U.S. government.

(2)	Includes sales to the DoD of $19,260 million, or 66% of total net sales, in 2019, $17,628 million, or 65% of total net sales, in 2018 and $16,152 million, or 64% of total net sales, in 2017.

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

				% of Total Net Sales
(In millions, except percentages)	2019	2018	2017	2019	2018	2017
Cost of sales
Products	$17,747	$16,108	$15,252	60.8%	59.5%	60.2%
Services	3,666	3,465	3,088	12.6%	12.8%	12.2%
Total cost of sales	$21,413	$19,573	$18,340	73.4%	72.3%	72.4%

Total Cost of Sales - 2019 vs. 2018—The increase in total cost of sales of $1,840 million in 2019 compared to 2018 was primarily due to higher external cost of sales at IDS, MS, and SAS. The increase in cost of sales at IDS was primarily due to the programs described above in Total Net Sales. The increase in cost of sales at MS was primarily due to higher cost of sales on classified programs, partially offset by lower cost of sales on the Paveway program due to planned decreases in production, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in cost of sales at SAS was primarily due to the programs described above in Total Net Sales.

Products and Services Cost of Sales - 2019 vs. 2018—The increase in products cost of sales of $1,639 million in 2019 compared to 2018 was primarily due to higher external products cost of sales at IDS, SAS and MS. The increases in products cost of sales at IDS and SAS were primarily due to the programs described above in Total Net Sales. The increase in products cost of sales at MS was due to higher cost of sales on certain classified programs described above in Total Cost of Sales, partially offset by lower cost of sales on the Paveway program described above in Total Cost of Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in services cost of sales of $201 million in 2019 compared to 2018 was primarily due to higher external services cost of sales at IDS and IIS. The increase in services cost of sales at IDS was primarily due to an international technical and logistics support contract awarded in the third quarter of 2019, driven by the recognition of previously deferred precontract costs, increased support services on missile defense radar programs and increased Patriot support services for an international customer. The increase in services cost of sales at IIS was primarily due to the programs described above in Total Net Sales.

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

General and Administrative Expenses

				% of Total Net Sales
(In millions, except percentages)	2019	2018	2017	2019	2018	2017
Administrative and selling expenses	$2,257	$2,106	$2,077	7.7%	7.8%	8.2%
Research and development expenses	732	841	700	2.5%	3.1%	2.8%
Total general and administrative expenses	$2,989	$2,947	$2,777	10.2%	10.9%	11.0%

The increase in administrative and selling expenses of $151 million in 2019 compared to 2018 was primarily due to $51 million of costs related to the proposed merger with UTC and higher administrative and selling expenses at IDS primarily related to activities to support an advanced radar pursuit.

Administrative and selling expenses in 2018 were relatively consistent with 2017.

Included in administrative and selling expenses is the provision for state income taxes, which generally can be recovered through the pricing of products and services to the U.S. government. Net state income taxes allocated to our contracts were $31 million, $18 million and $32 million in 2019, 2018 and 2017, respectively.

The decrease in research and development expenses of $109 million in 2019 compared to 2018 was primarily due to lower independent research and development activity at MS due to an increase in customer-funded research and development.

The increase in research and development expenses of $141 million in 2018 compared to 2017 was primarily due to higher research and development expenses at SAS related to advanced capabilities and at IDS related to next-generation technologies.

Total Operating Expenses

				% of Total Net Sales
(In millions, except percentages)	2019	2018	2017	2019	2018	2017
Total operating expenses	$24,402	$22,520	$21,117	83.6%	83.2%	83.3%

The increase in total operating expenses of $1,882 million in 2019 compared to 2018 was primarily due to the increase in total cost of sales of $1,840 million, the primary drivers of which are described above in Total Cost of Sales.

The increase in total operating expenses of $1,403 million in 2018 compared to 2017 was primarily due to the increase in total cost of sales of $1,233 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

				% of Total Net Sales
(In millions, except percentages)	2019	2018	2017	2019	2018	2017
Operating income	$4,774	$4,538	$4,231	16.4%	16.8%	16.7%

The increase in operating income of $236 million in 2019 compared to 2018 was due to the increase in total net sales of $2,118 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $1,882 million, the primary drivers of which are described above in Total Operating Expenses.

The increase in operating income of $307 million in 2018 compared to 2017 was due to the increase in total net sales of $1,710 million, the primary drivers of which are described above in Total Net Sales, partially offset by the increase in total operating expenses of $1,403 million, the primary drivers of which are described above in Total Operating Expenses.

Total Non-Operating (Income) Expense, Net

(In millions)	2019	2018	2017
Non-operating (income) expense, net
Retirement benefits non-service expense	$688	$1,230	$913
Interest expense	180	184	205
Interest income	(42)	(31)	(21)
Other (income) expense, net	(38)	8	21
Total non-operating (income) expense, net	$788	$1,391	$1,118

The decrease in total non-operating (income) expense, net of $603 million in 2019 compared to 2018, was primarily due to a decrease in retirement benefits non-service expense of $542 million principally driven by the recognition of a non-cash pension settlement charge of $288 million during the third quarter of 2018 and a decrease in the amortization of net actuarial loss in 2019 compared to 2018 due to a decrease in the unamortized loss at December 31, 2018 compared to December 31, 2017. The settlement charge was the acceleration of actuarial losses previously included in AOCL for certain Raytheon-sponsored pension plans that purchased a group annuity contract from an insurance company to transfer $923 million of our outstanding pension benefit obligations in the third quarter of 2018. See “Note 14: Pension and Other Employee Benefits” within Item 8 of this Form 10-K for further details. Included in the change in other (income) expense, net was a $48 million change in the mark-to-market of marketable securities held in trusts associated with certain of our nonqualified deferred compensation and employee benefit plans, due to net gains of $43 million in 2019 compared to net losses of $5 million in 2018, a $17 million charge related to the settlement of our treasury rate locks in the fourth quarter of 2019 without the issuance of debt due to merger considerations and a non-cash gain of $14 million in the third quarter of 2019 related to the revaluation of an investment in equity securities of a non-publicly traded company due to the availability of updated pricing data from a recent transaction.

The increase in total non-operating (income) expense, net, of $273 million in 2018 compared to 2017, was primarily due to an increase in retirement benefits non-service expense of $317 million, partially offset by a decrease in interest expense of $21 million and a decrease in other (income) expense, net of $13 million. The increase in retirement benefits non-service expense was principally driven by the recognition of a non-cash pension settlement charge of $288 million during the third quarter of 2018, as described above. The remaining change was primarily related to changes in the discount rate, offset by asset performance and the impact of discretionary pension contributions. The decrease in interest expense was primarily due to the repurchase of long-term debt in the second quarter of 2017. The decrease in other (income) expense, net was principally driven by a $39 million before tax charge associated with the make-whole provision on the early repurchase of long-term debt in the second quarter of 2017, partially offset by a $26 million change in the mark-to-market to fair value of marketable securities held in trusts associated with certain of our non-qualified deferred compensation and employee benefit plans, due to net losses of $5 million in 2018 compared to net gains of $21 million in 2017.

Federal and Foreign Income Taxes

(In millions)	2019	2018	2017
Federal and foreign income taxes	$658	$264	$1,114

The increase in federal and foreign income taxes of $394 million in 2019 compared to 2018 was primarily due to an increase in our effective tax rate, as discussed below.

The decrease in federal and foreign income taxes of $850 million in 2018 compared to 2017 was primarily due to the decrease in the statutory federal rate and foreign derived intangible income (FDII), both as a result of the enactment of the 2017 Act, as discussed below.

Our effective tax rate differed from the U.S. statutory rate due to the following:

	2019	2018	2017
Statutory tax rate	21.0%	21.0%	35.0%
Foreign derived intangible income (FDII)	(3.3)	(4.2)	—
Research and development tax credit (R&D tax credit)	(2.3)	(2.4)	(1.5)
Equity compensation	(0.3)	(1.0)	(1.2)
Foreign income tax rate differential	0.8	1.3	0.2
Prior year true-up	0.4	(1.1)	0.1
Tax benefit related to discretionary pension contributions	—	(3.0)	—
R&D tax credit claims related to the 2014–2017 tax years	—	(2.1)	—
Irish restructuring	—	(2.0)	—
Change in valuation allowance	—	2.0	—
Domestic manufacturing deduction benefit	—	—	(2.5)
Remeasurement of deferred taxes	—	—	3.2
One-time transition tax on previously undistributed foreign earnings	—	—	2.3
Other items, net	0.2	(0.1)	0.2
Effective tax rate	16.5%	8.4%	35.8%

Our effective tax rate reflects the U.S. statutory rate adjusted for various permanent differences between book and tax reporting.

In the fourth quarter of 2018, Forcepoint completed an Irish restructuring transaction resulting in a deferred tax asset of approximately $63 million. We have evaluated both the positive and negative evidence to support our ability to realize the deferred tax asset associated with the restructuring. We believe it is more likely than not that the benefit from this restructuring transaction will not be realized. Accordingly, we provided a valuation allowance of $63 million in the fourth quarter of 2018 on the deferred tax asset related to this transaction.

In the third quarter of 2018, the Company recognized a net tax benefit of $110 million related to the completion of the 2017 tax return and additional amended R&D tax credit claims related to the 2014–2016 tax years.

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

On December 22, 2017, the President signed the Tax Cuts and Jobs Act of 2017 (2017 Act) which enacted a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduced the U.S. corporate statutory federal tax rate to 21% effective in 2018, eliminated the domestic manufacturing deduction benefit and introduced other tax base broadening measures, changed rules for expensing and capitalizing business expenditures, established a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provided for a one-time transition tax on previously undistributed foreign earnings, and introduced new rules for the treatment of certain foreign income, including FDII.

Also on December 22, 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118 (SAB 118), which provided companies with additional guidance on how to account for the 2017 Act in their financial statements, allowing companies to use a measurement period. As of December 31, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances to reflect the new 21% corporate income tax rate under the 2017 Act and the one-time transition tax on previously undistributed foreign earnings and recognized provisional amounts totaling $171 million in accordance with SAB 118, which was included as a component of income tax expense from continuing operations. As of December 31, 2018, we had finalized our provisional estimates for the remeasurement of our existing U.S. deferred tax balances and the one-time transition tax for which we recorded a $1 million tax benefit in 2018.

We recognize excess tax benefits and tax deficiencies related to our equity compensation in the income statement which could result in fluctuations in our effective tax rate period over period depending on changes to our stock price and how many awards vest in the period.

Our effective tax rate in 2019 was lower than the statutory federal tax rate of 21% primarily due to FDII, which decreased the rate by 3.3% and the R&D tax credit, which decreased the rate by 2.3%. The offsetting increase of 1.1% is composed of various unrelated items, which individually and collectively are not significant.

Our effective tax rate in 2018 was lower than the statutory federal tax rate of 21% primarily due to FDII, which decreased the rate by 4.2%, the tax benefit recognized related to the discretionary pension contribution, which decreased the rate by 3.0%, the R&D tax credit, which decreased the rate by 2.4%, additional R&D tax credit claims related to the 2014–2017 tax years, which decreased the rate by 2.1%, a prior year true-up primarily due to the remeasurement of the deferred tax asset balance at December 31, 2017, which decreased the rate by 1.1% and the tax benefit recognized upon settlement of equity awards, which decreased the rate by 1.0%. The foreign rate differential increased the rate by 1.3%. The remaining decrease of 0.1% is composed of various unrelated items, which individually and collectively are not significant.

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

Our effective tax rate in 2019 was 8.1% higher than in 2018 primarily due to the tax benefit recognized related to the discretionary pension contribution, which decreased the 2018 rate by 3.0%, the additional R&D tax credit claims related to the 2014–2017 tax years, which decreased the 2018 rate by 2.1%, a prior year true-up primarily due to the remeasurement of the deferred tax asset balance at December 31, 2017, which decreased the 2018 rate by 1.1% and FDII, which increased the rate by 0.9%. The remaining increase of 1.0% is composed of various items, which individually and collectively are not significant.

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

On March 4, 2019, the Treasury Department and the Internal Revenue Service (IRS) issued proposed regulations providing guidance for the determination of the deduction amount of FDII. Although these rules would affect amounts recorded or amounts expected to be recorded and could increase our income tax expense, we do not expect any material changes to our financial statements if the regulations are finalized as currently drafted.

On September 5, 2019, the Treasury Department and the IRS issued proposed regulations to address changes to tax revenue recognition under the 2017 Act. Subject to further guidance and the final form of the regulations, the Company may have to accelerate the recognition of certain revenue previously deferred for tax purposes. The estimated impact to cash taxes could be an increase of up to approximately $250 million in each of the four years following the release of the final regulations.

Income from Continuing Operations

(In millions)	2019	2018	2017
Income from continuing operations	$3,328	$2,883	$1,999

The increase in income from continuing operations of $445 million in 2019 compared to 2018 was primarily due to a decrease of $603 million in non-operating (income) expense, net, primarily related to the decrease in retirement benefits non-service expense described above in Total Non-Operating (Income) Expense, Net and an increase of $236 million in operating income, described above in Operating Income, partially offset by an increase of $394 million in federal and foreign income taxes related to the increase in our effective tax rate described above in Federal and Foreign Income Taxes.

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

Net Income

(In millions)	2019	2018	2017
Net income	$3,329	$2,882	$2,001

The increase in net income of $447 million in 2019 compared to 2018 was primarily due to the increase in income from continuing operations of $445 million described above in Income from Continuing Operations.

The increase in net income of $881 million in 2018 compared to 2017 was primarily due to the increase in income from continuing operations of $884 million described above in Income from Continuing Operations.

Diluted EPS from Continuing Operations Attributable to Raytheon Company Common Stockholders

(In millions, except per share amounts)	2019	2018	2017
Income from continuing operations attributable to Raytheon Company	$3,342	$2,910	$2,022
Diluted weighted-average shares outstanding	280.2	286.8	291.4
Diluted EPS from continuing operations attributable to Raytheon Company	$11.92	$10.15	$6.94

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $1.77 in 2019 compared to 2018 was primarily due to the increase in income from continuing operations described above in Income from Continuing Operations, and a decrease in weighted-average shares outstanding, which was driven by the common stock share activity shown in the table below.

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

Our common stock share activity for the years ended 2019, 2018, and 2017 was as follows:

(Shares in millions)	2019	2018	2017
Beginning balance	282.1	288.4	292.8
Stock plans activity	1.1	0.9	1.1
Share repurchases	(4.8)	(7.2)	(5.5)
Ending balance	278.4	282.1	288.4

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

Bookings (in millions)	2019	2018	2017
Integrated Defense Systems	$9,634	$8,698	$4,934
Intelligence, Information and Services	6,891	6,128	6,615
Missile Systems	10,833	8,833	9,672
Space and Airborne Systems	8,335	7,852	5,907
Forcepoint	647	651	590
Total	$36,340	$32,162	$27,718

Included in bookings were international bookings of $10,352 million, $9,850 million and $8,479 million in 2019, 2018 and 2017, respectively, which included foreign military bookings through the U.S. government. International bookings amounted to 28% of total bookings in 2019 and 31% of total bookings in 2018 and 2017. Classified bookings amounted to 22%, 21%, and 17% of total bookings in 2019, 2018 and 2017, respectively.

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

Backlog (in millions) December 31:	2019	2018	2017
Integrated Defense Systems	$14,180	$11,557	$9,186
Intelligence, Information and Services	6,674	6,233	6,503
Missile Systems	15,835	13,976	13,426
Space and Airborne Systems	11,525	10,126	8,611
Forcepoint	538	528	484
Total(1)	$48,752	$42,420	$38,210

(1)
Included in the change in backlog at December 31, 2019 compared to December 31, 2018 was backlog adjustments of $0.8 billion, primarily related to contract underruns and contract deobligations. Included in the change in backlog at December 31, 2018 compared to December 31, 2017 was backlog adjustments of $0.9 billion, primarily related to contract underruns and contract deobligations, and the effect of the change in foreign exchange rates.

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

Total net sales by segment were as follows:

Total Net Sales (in millions)	2019	2018	2017
Integrated Defense Systems	$6,927	$6,180	$5,804
Intelligence, Information and Services	7,151	6,722	6,177
Missile Systems	8,726	8,298	7,787
Space and Airborne Systems	7,427	6,748	6,430
Forcepoint	658	634	608
Eliminations	(1,712)	(1,514)	(1,423)
Total business segment sales	29,177	27,068	25,383
Acquisition Accounting Adjustments	(1)	(10)	(35)
Total	$29,176	$27,058	$25,348

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

EAC Adjustments (in millions)	2019	2018	2017
Gross favorable	$1,167	$1,028	$1,116
Gross unfavorable	(647)	(536)	(674)
Total net EAC adjustments	$520	$492	$442

In recent years, our net EAC adjustments generally have been between 1.5% and 2.0% of total net sales. Our net EAC adjustments as a percentage of total net sales were 1.8% in 2019 and 2018 and 1.7% in 2017.

Significant EAC adjustments in 2019, 2018 and 2017 are discussed in the Operating Income and Margin section of each business segment’s discussion below. The $28 million increase in net EAC adjustments in 2019 compared to 2018 was primarily due to the increase in net EAC adjustments at IDS and IIS, partially offset by the decrease in net EAC adjustments at MS, all of which are described below in the respective segment’s results. The $50 million increase in net EAC adjustments in 2018 compared to 2017 was primarily due to the increase in net EAC adjustments at SAS and IIS, partially offset by the decrease in net EAC adjustments at IDS, all of which are described below in the respective segment’s results.

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

Operating income by segment was as follows:

Operating Income (in millions)	2019	2018	2017
Integrated Defense Systems	$1,111	$1,023	$935
Intelligence, Information and Services(1)	658	538	455
Missile Systems	959	973	1,010
Space and Airborne Systems	991	884	862
Forcepoint	8	5	33
Eliminations	(184)	(170)	(148)
Total business segment operating income	3,543	3,253	3,147
Acquisition Accounting Adjustments	(112)	(126)	(160)
FAS/CAS Operating Adjustment	1,454	1,428	1,303
Corporate and Reclassification(1)(2)	(111)	(17)	(59)
Total	$4,774	$4,538	$4,231

(1)
In the third quarter of 2019, the Company revalued an investment in equity securities of a non-publicly traded company due to the availability of updated pricing data from a recent transaction and recognized a non-cash gain of $14 million. The gain is included in IIS’s operating income in 2019 as it is part of management’s evaluation of the segment’s performance and reclassified to other (income) expense, net on our consolidated statements of operations for financial reporting purposes as the gain is not related to our core operations. No amounts were recorded in 2018 or 2017.

(2)
In the fourth quarter of 2019, we were selected by the U.S. Army for the Lower Tier Air and Missile Defense Sensor (LTAMDS). The net expenses related to the LTAMDS project of $13 million in 2019 are included in Corporate operating income as they are not included in management’s evaluation of business segment results. No amounts were recorded in 2018 or 2017.

Integrated Defense Systems

				% Change
(In millions, except percentages)	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
Total net sales	$6,927	$6,180	$5,804	12.1%	6.5%
Total operating expenses
Cost of sales—labor	2,390	2,231	2,138	7.1%	4.3%
Cost of sales—materials and subcontractors	2,303	2,022	1,845	13.9%	9.6%
Other cost of sales and other operating expenses	1,123	904	886	24.2%	2.0%
Total operating expenses	5,816	5,157	4,869	12.8%	5.9%
Operating income	$1,111	$1,023	$935	8.6%	9.4%
Operating margin	16.0%	16.6%	16.1%

Change in Operating Income (in millions)		Year Ended 2019 Versus Year Ended 2018		Year Ended 2018 Versus Year Ended 2017
Volume		$135		$42
Net change in EAC adjustments		60		(33)
Mix and other performance		(107)		79
Total change in operating income		$88		$88

				% Change
(In millions, except percentages)	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
Bookings	$9,634	$8,698	$4,934	10.8%	76.3%
Total Backlog	14,180	11,557	9,186	22.7%	25.8%

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

Total Net Sales—The increase in total net sales of $747 million in 2019 compared to 2018 was primarily due to higher net sales of $402 million on certain European Patriot programs awarded in 2018 and the second quarter of 2019, higher net sales of $279 million on an international air and missile defense system program awarded in the third quarter of 2019, driven primarily by the recognition of previously deferred precontract and inventoried costs of $130 million and higher net sales of $145 million on a missile defense radar program for an international customer with awards in the second and fourth quarters of 2019, partially offset by lower net sales of $343 million on certain international Patriot programs due to the scheduled completion of certain production phases of the programs.

The increase in total net sales of $376 million in 2018 compared to 2017 was primarily due to higher net sales of $426 million on an international Patriot program awarded in the first quarter of 2018, which included an estimated $90 million of net sales recognized in the first quarter of 2018 from previously inventoried costs, higher net sales of $113 million on various Patriot programs for an international customer driven by planned increases in production, higher net sales of $84 million on an international Patriot program awarded in the second quarter of 2018, and higher net sales of $71 million on close combat tactical radar programs and higher net sales of $64 million on a naval radar program both driven by awards in 2018, partially offset by lower net sales of $371 million on certain international Patriot programs due to the scheduled completion of certain production phases of the programs.

Total Operating Expenses—The increase in total operating expenses of $659 million in 2019 compared to 2018 was primarily due to an increase in materials and subcontractors costs of $281 million, an increase in other cost of sales and other operating expenses of $219 million and an increase in labor costs of $159 million. The increase in materials and subcontractors costs was principally due to higher activity on the certain European Patriot programs, and on the international air and missile defense system program awarded in the third quarter of 2019, both described above in Total Net Sales, and the completion of a transaction to satisfy all of our existing offset obligations on various Patriot programs for a MENA customer, partially offset by lower activity on the certain international Patriot programs described above in Total Net Sales. The increase in other cost of sales and other operating expenses was primarily due to a change in the amount of previously deferred precontract costs recognized based on contract awards, primarily due to $67 million recognized in the third quarter of 2019 related to the international air and missile defense system program awarded in the third quarter of 2019, and $58 million recognized in the fourth quarter of 2019 related to the additional award on the missile defense radar program for an international customer, both described above in Total Net Sales. The increase in labor costs was primarily due to higher activity on the certain European Patriot programs described above in Total Net Sales, higher activity on a naval radar program driven by awards in the first and fourth quarters of 2019, higher activity on Patriot engineering services support for U.S. and international customers primarily driven by increased scope, and higher activity on the missile defense radar program for an international customer described above in Total Net Sales, partially offset by lower activity on the certain international Patriot programs described above in Total Net Sales and lower activity on an international Patriot program awarded in the first quarter of 2018 driven by the recognition of previously inventoried costs in the first quarter of 2018.

The increase in total operating expenses of $288 million in 2018 compared to 2017 was primarily due to an increase in materials and subcontractors costs of $177 million, driven principally by activity on the international Patriot program awarded in the first quarter of 2018, the naval radar program and the close combat tactical radar programs described above in Total Net Sales, partially offset by activity on the certain international Patriot programs described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $88 million in 2019 compared to 2018 was primarily due to an increase in volume of $135 million and a net change in EAC adjustments of $60 million, partially offset by a change in mix and other performance of $107 million. The increase in volume was primarily due to activity on the programs described above in Total Net Sales. The net change in EAC adjustments was primarily driven by $30 million of favorable profit adjustments in the first quarter of 2019 related to the offset transaction discussed above in Total Operating Expenses due to a reduction of expected costs to fulfill our offset obligations on several contracts, and a $26 million negative profit adjustment in the third quarter of 2018 on a fixed price radar development program due to schedule delays from challenges in first-time production.

In total, the offset transaction resulted in $44 million of operating income in the first quarter of 2019. The change in mix and other performance was principally driven by lower sales on an international Patriot program awarded in the first quarter of 2018 driven by the recognition of previously inventoried costs in the first quarter of 2018 and lower sales on various Patriot programs for an international customer driven by the scheduled completion of certain production phases of the programs, with the remaining change spread across numerous programs with no individual or common significant driver. Included in the change in mix and other performance was a $6 million gain on a real estate transaction in the first quarter of 2019. The decrease in operating margin in 2019 compared to 2018 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

The increase in operating income of $88 million in 2018 compared to 2017 was primarily due to a change in mix and other performance of $79 million and an increase in volume of $42 million, partially offset by a net change in EAC adjustments of $33 million. The change in mix and other performance was principally driven by higher sales on the international Patriot program awarded in the first quarter of 2018 and the various Patriot programs for an international customer described above in Total Net Sales, which had a combined impact of $134 million, partially offset by other activity with no individual or common significant driver. Included in the change in mix and other performance was $10 million of gains on real estate transactions in 2017. The increase in volume was primarily due to the activity on the programs described above in Total Net Sales. The net change in EAC adjustments was primarily driven by a $26 million negative profit adjustment in the third quarter of 2018 on a fixed price radar development program due to schedule delays from challenges in first-time production. The increase in operating margin in 2018 compared to 2017 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

Backlog and Bookings—Backlog was $14,180 million, $11,557 million and $9,186 million at December 31, 2019, 2018 and 2017, respectively. The increase in backlog of $2,623 million at December 31, 2019 compared to December 31, 2018 was primarily due to bookings in excess of sales at our Integrated Air and Missile Defense (IAMD) product line. The increase in backlog of $2,371 million at December 31, 2018 compared to December 31, 2017 was primarily due to bookings in excess of sales at our IAMD product line.

The bookings increase of $936 million in 2019 compared to 2018 was driven primarily by the $708 million increase in the specifically disclosed bookings below. In 2019, IDS booked $1.8 billion on a direct commercial contract to provide National Advanced Surface-to-Air Missile System (NASAMS) to the State of Qatar, $1.1 billion on two direct commercial contracts to provide advanced Patriot air and missile defense capability to existing international customers, $827 million on the AMDR program for the U.S. Navy, $504 million on NASAMS for Australia, $486 million to provide advanced Patriot air and missile defense capability for Romania, $420 million on the Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2) radar program for the Kingdom of Saudi Arabia (KSA), $375 million to provide advanced Patriot air and missile defense capability for the State of Qatar, $360 million to provide Patriot engineering services support for the U.S. Army and international customers, $355 million to provide technical and logistics support for the Hawk and Patriot air and missile defense program for the KSA, $206 million on the Multi-Function Radio Frequency System (MFRFS) program for the U.S. Army, $205 million on the Aegis weapon system for the U.S. Navy and international customers, $170 million to provide Consolidated Contractor Logistics Support (CCLS) for the Missile Defense Agency (MDA), $105 million to provide advanced Patriot air and missile defense capability for Germany, $103 million to provide advanced Patriot air and missile defense capability for the U.S. Army and other international customers and $93 million to provide engineering support services for an international customer.

The bookings increase of $3,764 million in 2018 compared to 2017 was driven primarily by the $3,289 million increase in the specifically disclosed bookings below. In 2018, IDS booked $1.6 billion to provide advanced Patriot air and missile defense capability to an international customer, $1.3 billion to provide advanced Patriot air and missile defense capability for Poland, $676 million to provide advanced Patriot air and missile defense capability for Sweden, $380 million to provide Guidance Enhanced Missiles (GEM-T) for an international customer, $375 million to provide advanced Patriot air and missile defense capability for Romania, $317 million to provide Patriot engineering services support for U.S. and international customers, $316 million on the AMDR program for the U.S. Navy, $276 million for the Collins class submarine program for the Royal Australian Navy, $228 million for the AN/TPY-2 radar sustainment program for the MDA, $205 million to provide CCLS for the MDA, $191 million for the Forward Expeditionary Advanced Vehicle Radar (FEAVR) program for the U.S. Army, $142 million to provide Patriot spares for an international customer, $141 million to provide Patriot depot support for an international customer, $95 million on the MFRFS program for the U.S. Army, $83 million for the Barracuda mine neutralization system for the U.S. Navy and $76 million for a lightweight torpedo program for the U.S. Navy and international customers.

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

Intelligence, Information and Services

				% Change
(In millions, except percentages)	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
Total net sales	$7,151	$6,722	$6,177	6.4%	8.8%
Total operating expenses
Cost of sales—labor	2,926	2,762	2,610	5.9%	5.8%
Cost of sales—materials and subcontractors	2,748	2,610	2,309	5.3%	13.0%
Other cost of sales and other operating expenses	819	812	803	0.9%	1.1%
Total operating expenses	6,493	6,184	5,722	5.0%	8.1%
Operating income	$658	$538	$455	22.3%	18.2%
Operating margin	9.2%	8.0%	7.4%

Change in Operating Income (in millions)		Year Ended 2019 Versus Year Ended 2018		Year Ended 2018 Versus Year Ended 2017
Volume		$31		$32
Net change in EAC adjustments		33		41
Mix and other performance		56		10
Total change in operating income		$120		$83

				% Change
(In millions, except percentages)	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
Bookings	$6,891	$6,128	$6,615	12.5%	(7.4)%
Total Backlog	6,674	6,233	6,503	7.1%	(4.2)%

IIS provides a full range of technical and professional services to intelligence, defense, federal and commercial customers worldwide. IIS specializes in global Intelligence, Surveillance and Reconnaissance (ISR); navigation; DoD space and weather solutions; cybersecurity; analytics; training; logistics; mission support; advanced software-based complex systems; automation and sustainment solutions; and international and domestic Air Traffic Management (ATM) systems. Key customers include the U.S. Intelligence Community, the DoD, the Federal Aviation Administration (FAA), the National Oceanic and Atmospheric Administration (NOAA), the Department of Homeland Security (DHS), NASA and a number of international customers. In the first quarter of 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture, increasing our equity ownership to 60% and giving us control of the operations of RGNext with the partner having only protective rights. The results of RGNext are included in IIS’s segment results effective as of the February 8, 2019 consolidation date. See “Note 4: Acquisitions, Divestitures and Goodwill” within Item 8 of this Form 10-K for additional detail.

Total Net Sales—The increase in total net sales of $429 million in 2019 compared to 2018 was primarily due to higher net sales of $286 million on classified programs in both cyber and space and higher net sales of $205 million from the consolidation of RGNext in the first quarter of 2019, partially offset by lower net sales of $377 million on programs in support of the U.S.

Army’s Warfighter FOCUS activities, which continue to transition to a number of competitively-awarded replacement programs, with the remaining change spread across numerous programs with no individual or common significant driver.

The increase in total net sales of $545 million in 2018 compared to 2017 was primarily due to higher net sales of $258 million on classified programs in both cyber and space, higher net sales of $90 million in support of the DOMino cyber program for the DHS, which was awarded in the fourth quarter of 2017, and higher net sales of $80 million on programs in support of the U.S. Army’s Warfighter FOCUS activities driven principally by customer determined activity levels.

Total Operating Expenses—The increase in total operating expenses of $309 million in 2019 compared to 2018 was primarily due to an increase in labor costs of $164 million and an increase in materials and subcontractors costs of $138 million. The increase in labor costs was driven principally by the activity on the programs described above in Total Net Sales. Included in the change in materials and subcontractors costs was lower activity on programs in support of the U.S. Army’s Warfighter FOCUS activities described above in Total Net Sales and higher activity on classified programs in both cyber and space described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

The increase in total operating expenses of $462 million in 2018 compared to 2017 was primarily due to an increase in materials and subcontractors costs of $301 million and an increase in labor costs of $152 million. The increase in materials and subcontractors costs was driven principally by activity on the classified programs and the DOMino cyber program for the DHS described above in Total Net Sales. The increase in labor costs was driven principally by activity on the classified programs described above in Total Net Sales, a change in the type of labor support on an air traffic control program for the FAA, activity on a U.S. Air Force program due to increased contract activities, and activity on the DOMino cyber program for the DHS and the U.S. Army’s Warfighter FOCUS activities both described above in Total Net Sales, partially offset by activity on the Joint Polar Satellite System (JPSS) Common Ground System (CGS) for NASA due to planned decreases in contract activities.

Operating Income and Margin—The increase in operating income of $120 million in 2019 compared to 2018 was primarily due to a change in mix and other performance of $56 million, a net change in EAC adjustments of $33 million and an increase in volume of $31 million. The change in mix and other performance was primarily due to the non-cash gain of $21 million from the remeasurement of our equity method investment in RGNext in the first quarter of 2019 as described above and activity on the programs in support of the U.S. Army’s Warfighter FOCUS activities described above in Total Net Sales. Included in the change in mix and other performance was a non-cash gain of $14 million from the revaluation of an investment in equity securities of a non-publicly traded company in the third quarter of 2019 and a $13 million gain in the first quarter of 2019 on the sale of residual materials and supplies previously used to support the Warfighter FOCUS programs. The net change in EAC adjustments was primarily driven by higher labor efficiencies on classified programs in both cyber and space in 2019. The increase in volume was primarily due to the activity on the programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in operating margin in 2019 compared to 2018 was primarily due to the change in mix and other performance and the net change in EAC adjustments.

The increase in operating income of $83 million in 2018 compared to 2017 was primarily due to a net change in EAC adjustments of $41 million and an increase in volume of $32 million. The net change in EAC adjustments was driven principally by higher labor efficiencies on the programs in support of the U.S. Army’s Warfighter FOCUS activities in 2018. The increase in volume was primarily due to the activity on the classified programs described above in Total Net Sales. Included in mix and other performance in 2017 was a $2 million gain on a real estate transaction. The increase in operating margin in 2018 compared to 2017 was primarily due to the net change in EAC adjustments.

Backlog and Bookings—Backlog was $6,674 million, $6,233 million and $6,503 million at December 31, 2019, 2018 and 2017, respectively. The increase in backlog of $441 million at December 31, 2019 compared to December 31, 2018 was primarily due to the consolidation of RGNext, as described above. The decrease in backlog of $270 million at December 31, 2018 compared to December 31, 2017 was primarily at our Navigation and Modernization Solutions (NMS) product line principally due to sales in excess of bookings.

The bookings increase of $763 million in 2019 compared to 2018 was driven primarily by the $353 million increase in the specifically disclosed bookings below and an increase in bookings on less significant awards not specifically disclosed. In

2019, IIS booked $462 million on domestic and foreign training programs in support of Warfighter FOCUS activities, $293 million on the DOMino cyber program for the DHS, $171 million to perform operations and sustainment for the U.S. Air Force’s Launch and Test Range System (LTRS), $128 million on the Air and Space Operations Center Weapon System (AOC WS) program for the U.S. Air Force, $105 million to provide cybersecurity support for an international customer and $98 million to provide support for the North Warning System for the Canadian government. IIS also booked $2,770 million on a number of classified contracts.

The bookings decrease of $487 million in 2018 compared to 2017 was driven primarily by the $1,581 million decrease in the specifically disclosed bookings below, partially offset by an increase in bookings on less significant awards not specifically disclosed primarily within our NMS and C2, Space and Intelligence (CSI) product lines. In 2018, IIS booked $497 million on domestic training programs and $322 million on foreign training programs in support of Warfighter FOCUS activities, $108 million to provide ISR support for the U.S. Air Force and $99 million on the AOC WS program for the U.S. Air Force. IIS also booked $2,648 million on a number of classified contracts.

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

Missile Systems

				% Change
(In millions, except percentages)	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
Total net sales	$8,726	$8,298	$7,787	5.2%	6.6%
Total operating expenses
Cost of sales—labor	2,834	2,539	2,303	11.6%	10.2%
Cost of sales—materials and subcontractors	3,769	3,705	3,386	1.7%	9.4%
Other cost of sales and other operating expenses	1,164	1,081	1,088	7.7%	(0.6)%
Total operating expenses	7,767	7,325	6,777	6.0%	8.1%
Operating income	$959	$973	$1,010	(1.4)%	(3.7)%
Operating margin	11.0%	11.7%	13.0%

Change in Operating Income (in millions)		Year Ended 2019 Versus Year Ended 2018		Year Ended 2018 Versus Year Ended 2017
Volume		$56		$74
Net change in EAC adjustments		(73)		(2)
Mix and other performance		3		(109)
Total change in operating income		$(14)		$(37)

				% Change
(In millions, except percentages)	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
Bookings	$10,833	$8,833	$9,672	22.6%	(8.7)%
Total Backlog	15,835	13,976	13,426	13.3%	4.1%

MS designs, develops, integrates and produces missile and combat systems for the armed forces of the U.S. and allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, surveillance, hypersonic systems, targeting and netted systems, MS provides and supports a broad range of advanced weapon systems including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles, directed energy effectors and advanced combat sensor solutions. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA, and the armed forces of more than 50 allied nations.

Total Net Sales—The increase in total net sales of $428 million in 2019 compared to 2018 was primarily due to higher net sales of $309 million on classified programs, partially offset by lower net sales of $270 million on the Paveway program due to planned decreases in production, with the remaining change spread across numerous programs with no individual or common significant driver.

The increase in total net sales of $511 million in 2018 compared to 2017 was primarily due to higher net sales of $485 million on classified programs, partially offset by lower net sales of $219 million on the Paveway program principally driven by reductions of expected costs in the third quarter of 2017 to fulfill industrial cooperation agreements, and decreases in production costs and unit pricing.

Total Operating Expenses—The increase in total operating expenses of $442 million in 2019 compared to 2018 was primarily due to an increase in labor costs of $295 million and an increase in other cost of sales and other operating expenses of $83 million. Almost half of the increase in labor costs was driven by increased activity on the classified programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in other cost of sales and other operating expenses was driven principally by a $73 million change in the amount of previously deferred precontract costs recognized based on contract awards.

The increase in total operating expenses of $548 million in 2018 compared to 2017 was primarily due to an increase in materials and subcontractors costs of $319 million and an increase in labor costs of $236 million. The increase in materials and subcontractors costs was primarily due to activity on the classified programs described above in Total Net Sales and activity on the SM-3 program due to planned increases in production. The increase in labor costs was driven principally by activity on the classified programs described above in Total Net Sales.

Operating Income and Margin—The decrease in operating income of $14 million in 2019 compared to 2018 was primarily due to a net change in EAC adjustments of $73 million, partially offset by an increase in volume of $56 million. The net change in EAC adjustments was primarily driven by a $39 million loss reserve recorded in the second quarter of 2019 for a potential termination for default on a U.S. customer program, as we determined we would not be able to execute the technical scope and other requirements, partially due to conditions outside our control, as discussed further in Commitments and Contingencies. Included in the net change in EAC adjustments was a total favorable adjustment of $26 million on two contracts in the second quarter of 2019 primarily driven by reductions of expected costs to fulfill industrial cooperation agreements for an international customer due to a favorable change in requirements. The increase in volume was principally driven by activity on the classified programs described above in Total Net Sales. The decrease in operating margin in 2019 compared to 2018 was primarily due to the net change in EAC adjustments.

The decrease in operating income of $37 million in 2018 compared to 2017 was primarily due to a change in mix and other performance of $109 million, partially offset by an increase in volume of $74 million. The change in mix and other performance was principally driven by activity on international Paveway programs, which had an impact of $37 million, and activity on the classified programs described above in Total Net Sales. The increase in volume was principally driven by activity on the classified programs described above in Total Net Sales. Included in the net change in EAC adjustments were reductions of expected costs to fulfill industrial cooperation agreements for an international customer resulting in adjustments of $37 million and $36 million on two contracts due to a favorable change in requirements in the third quarter of 2017 and a negative profit adjustment of $26 million in the fourth quarter of 2018 on a next generation precision strike weapon contract due to an increase in costs to complete the program, including costs to fulfill higher order quantities on the final option year than previously expected, partially offset by an unfavorable $40 million adjustment on a $1.4 billion contract, driven by the final contract modification in the third quarter of 2017 which was less than we anticipated based upon the previous contract price negotiations. The decrease in operating margin in 2018 compared to 2017 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $15,835 million, $13,976 million and $13,426 million at December 31, 2019, 2018 and 2017, respectively. The increase in backlog of $1,859 million at December 31, 2019 compared to December 31, 2018 was primarily due to bookings in excess of sales within our Strategic and Naval Systems (SNS) product line. The increase in backlog of $550 million at December 31, 2018 compared to December 31, 2017 was primarily due to bookings in excess of sales within our SNS product line, partially offset by sales in excess of bookings in the Air Warfare Systems (AWS) product line.

The bookings increase of $2,000 million in 2019 compared to 2018 was driven primarily by the $1,655 million increase in the specifically disclosed bookings below. In 2019, MS booked $1,037 million for Standard Missile-6 (SM-6) for the U.S. Navy, $1,010 million for SM-3 for the MDA and an international customer, $912 million for Advanced Medium-Range Air-to-Air Missile (AMRAAM) for the U.S. Air Force and Navy and international customers, $552 million for AIM-9X Sidewinder short-range air-to-air missiles for the U.S. Navy and Air Force and international customers, $507 million for Evolved Seasparrow Missile (ESSM) for the U.S. Navy and international customers, $507 million for Phalanx for the U.S. Navy and Army and international customers, $504 million for Tomahawk for the U.S. Navy and an international customer, $398 million for Paveway for the U.S. Air Force and international customers, $234 million for Excalibur for the U.S. Army and an international customer, $229 million for Tube-launched, Optically-tracked, Wireless-guided (TOW) missiles for the U.S. Army and Marine Corps and international customers, $198 million for the Coyote Rapid Development Program (CRDP) for U.S. customers, $197 million for Rolling Airframe Missile (RAM) for the U.S. Navy and international customers, $176 million for Miniature Air Launched Decoy (MALD) for the U.S. Air Force and Navy, $173 million for StormBreaker for the U.S. Air Force and Navy, $137 million for Commander’s Independent Thermal Viewers (CITV) for the U.S. Army and $132 million for High-Speed Anti-Radiation Missile (HARM) for the U.S. Air Force and Navy and international customers. MS also booked $2,827 million on a number of classified contracts.

The bookings decrease of $839 million in 2018 compared to 2017 was driven primarily by the $396 million decrease in the specifically disclosed bookings below and a decrease in bookings on less significant awards not specifically disclosed. In 2018, MS booked $1,106 million for SM-3 for the MDA and an international customer, $725 million for Phalanx CIWS for the U.S. Navy and Army and international customers, $699 million for AMRAAM for the U.S. Air Force and Navy and international customers, $554 million for AIM-9X Sidewinder short-range air-to-air missiles for U.S. Navy and Air Force and international customers, $471 million for StormBreaker, formerly called Small Diameter Bomb II (SDB II™), for the U.S. Air Force and Navy, $470 million for SM-6 for the U.S. Navy, $337 million for RAM for the U.S. Navy and international customers, $269 million for TOW missiles for the U.S. Army and Marine Corps and international customers, $267 million for Paveway for the U.S. Air Force and international customers, $235 million for Standard Missile-2 (SM-2) for the U.S. Navy and international customers, $226 million for Tomahawk for the U.S. Navy and Air Force and international customers, $216 million for ESSM for the U.S. Navy and international customers, $164 million for Javelin for the U.S. Army and international customers, $163 million for MALD for the U.S. Air Force, $114 million for CITV for the U.S. Army and an international customer, $113 million on the High-speed Unmanned Long-range Kinetic-kill (HULK) program for the U.S. Army, $112 million for Excalibur for the U.S. Army, $110 million for the Iron Dome Tamir production program for an international customer, $94 million for Horizontal Technology Integration (HTI) forward looking infrared (FLIR) kits for the U.S. Army and an international customer, and $75 million for the David's Sling weapon system’s Stunner Missile for an international customer. MS also booked $1,555 million on a number of classified contracts, including $127 million on a major contract.

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

Space and Airborne Systems

				% Change
(In millions, except percentages)	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
Total net sales	$7,427	$6,748	$6,430	10.1%	4.9%
Total operating expenses
Cost of sales—labor	3,261	2,857	2,673	14.1%	6.9%
Cost of sales—materials and subcontractors	1,958	1,810	1,877	8.2%	(3.6)%
Other cost of sales and other operating expenses	1,217	1,197	1,018	1.7%	17.6%
Total operating expenses	6,436	5,864	5,568	9.8%	5.3%
Operating income	$991	$884	$862	12.1%	2.6%
Operating margin	13.3%	13.1%	13.4%

Change in Operating Income (in millions)		Year Ended 2019 Versus Year Ended 2018		Year Ended 2018 Versus Year Ended 2017
Volume		$66		$38
Net change in EAC adjustments		8		44
Mix and other performance		33		(60)
Total change in operating income		$107		$22

				% Change
(In millions, except percentages)	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
Bookings	$8,335	$7,852	$5,907	6.2%	32.9%
Total Backlog	11,525	10,126	8,611	13.8%	17.6%

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

Total Net Sales—The increase in total net sales of $679 million in 2019 compared to 2018 was primarily due to higher net sales of $199 million on classified programs principally driven by 2018 awards, higher net sales of $115 million on the Next Gen OPIR program for the U.S. Air Force awarded in the third quarter of 2018, higher net sales of $89 million on IFF production programs primarily due to increased customer demand and higher net sales of $64 million on tactical radar systems development programs due to scheduled increases in program activity.

The increase in total net sales of $318 million in 2018 compared to 2017 was primarily due to higher net sales of $91 million on a domestic tactical radar systems production program due to scheduled increases in production and higher net sales of $85 million on surveillance and targeting systems programs primarily due to a production program for the U.S. Air Force awarded in the third quarter of 2018 and planned increases in production on certain surveillance and targeting systems programs.

Total Operating Expenses—The increase in total operating expenses of $572 million in 2019 compared to 2018 was primarily due to an increase in labor costs of $404 million and an increase in materials and subcontractors costs of $148 million. The increase in labor costs was primarily due to activity on the classified, Next Gen OPIR and tactical radar systems development programs described above in Total Net Sales. The increase in materials and subcontractors costs was primarily due to activity on a surveillance and targeting systems production program for the U.S. Air Force awarded in the third quarter of 2018 and activity on the classified programs described above in Total Net Sales.

The increase in total operating expenses of $296 million in 2018 compared to 2017 was primarily due to an increase in labor costs of $184 million and an increase in other costs of sales and other operating expenses of $179 million. The increase in labor costs was primarily due to activity on classified programs. The increase in other costs of sales and other operating expenses was primarily driven by an increase in general and administrative expenses of $84 million driven by higher independent research and development costs and an increase in other direct costs of $34 million principally due to an increase in software royalty and licensing costs based on the timing of program requirements.

Operating Income and Margin—The increase in operating income of $107 million in 2019 compared to 2018 was primarily driven by an increase in volume of $66 million and a change in mix and other performance of $33 million. Almost half of the increase in volume was due to activity on the classified programs and the Next Gen OPIR program described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver. Included in the change in mix and other performance was a $21 million gain on a real estate transaction in the fourth quarter of 2019, which was more than offset by activity on the classified programs described above and a gain of $8 million in the second quarter of 2018 from the sale of our commercial cloud-based call center analytics business. The remaining change was spread across numerous programs with no individual or common significant driver. The increase in operating margin in 2019 compared to 2018 was primarily due to the change in mix and other performance.

The increase in operating income of $22 million in 2018 compared to 2017 was primarily driven by a net change in EAC adjustments of $44 million and an increase in volume of $38 million, partially offset by a change in mix and other performance of $60 million. The net change in EAC adjustments was primarily driven by a change in net EAC adjustments on tactical communication systems development and production programs due to an increase in estimated labor costs in 2017 and labor and material production efficiencies in 2018 and a change in net EAC adjustments on a protected communication systems development program due to an increase in estimated labor and material costs in 2017, partially offset by a change in net EAC adjustments on surveillance and targeting systems programs due to labor and material production efficiencies in 2017 and an increase in estimated labor and material costs in 2018, with the remaining change spread across numerous programs with no individual or common significant driver. The increase in volume was driven by activity on the programs discussed above in Total Net Sales. The change in mix and other performance was primarily driven by lower activity on two international tactical radar systems programs due to scheduled completion of certain production phases. Included in mix and other performance was a gain of $8 million from the sale of our commercial cloud-based call center analytics business in the second quarter of 2018, which was recorded as a reduction to cost of sales, and a gain of $15 million on a real estate transaction in the second quarter of 2017. The decrease in operating margin in 2018 compared to 2017 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

Backlog and Bookings—Backlog was $11,525 million, $10,126 million and $8,611 million at December 31, 2019, 2018 and 2017, respectively. The increase in backlog of $1,399 million at December 31, 2019 compared to December 31, 2018 was primarily due to bookings in excess of sales principally within our Intelligence, Surveillance and Reconnaissance Systems (ISRS), Secure Sensor Solutions (S3), Integrated Communications Systems (ICS) and Electronic Warfare Systems (EWS) product lines. The increase in backlog of $1,515 million at December 31, 2018 compared to December 31, 2017 was primarily due to bookings in excess of sales principally within our ISRS and Space Systems (SS) product lines.

The bookings increase of $483 million in 2019 compared to 2018 was driven primarily by the $240 million increase in the specifically disclosed bookings below and an increase in bookings on less significant awards not specifically disclosed. In 2019, SAS booked $476 million on the Next Generation Jammer (NGJ) program for the U.S. Navy, $307 million on the Advanced Synthetic Aperture Radar System (ASARS) program for the U.S. Air Force, $239 million for airborne radars for the U.S. Navy, $227 million for radar components for the U.S. Navy, $212 million for the Multi-Spectral Targeting System (MTS) for the U.S. Air Force and various U.S. government customers, $189 million on the Global Aircrew Strategic Network Terminal (Global ASNT) program for the U.S. Air Force, $139 million on the Family of Advanced Beyond Line of Sight Terminals (FAB-T) program for the U.S. Air Force, $136 million for radar components for South Korea, $131 million for the Next Gen OPIR program for the U.S. Air Force, $112 million for missile seekers for the U.S. Navy and an international customer and $104 million for radar warning receivers for the U.S. Air Force. SAS also booked $2,082 million on a number of classified contracts.

The bookings increase of $1,945 million in 2018 compared to 2017 was driven primarily by the $1,849 million increase in the specifically disclosed bookings below. In 2018, SAS booked $429 million for the Next Gen OPIR program for the U.S. Air Force, $349 million for radar components for the U.S. Navy and the Royal Australian Air Force, $347 million to provide support and sustainment services to the U.K. Royal Air Force's Shadow aircraft fleet, $287 million for the MTS for the U.S. Air Force, $136 million on the NGJ program for the U.S. Navy, $109 million for Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and $90 million on the next-generation MTS for the U.S. Air Force. SAS also booked $2,367 million on a number of classified contracts, including $441 million for a major domestic classified program.

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

Forcepoint

				% Change
(In millions, except percentages)	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
Total net sales	$658	$634	$608	3.8%	4.3%
Total operating expenses
Cost of sales	156	128	116	21.9%	10.3%
Selling and marketing	280	278	246	0.7%	13.0%
Research and development	120	138	143	(13.0)%	(3.5)%
General and administrative	94	85	70	10.6%	21.4%
Total operating expenses	650	629	575	3.3%	9.4%
Operating income	$8	$5	$33	60.0%	(84.8)%
Operating margin	1.2%	0.8%	5.4%

				% Change
(In millions, except percentages)	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
Bookings	$647	$651	$590	(0.6)%	10.3%
Total Backlog	538	528	484	1.9%	9.1%

Forcepoint develops cybersecurity products serving commercial and government organizations worldwide. Forcepoint was created in May 2015 as a joint venture of Raytheon and Vista Equity Partners that brought together the capabilities of the legacy Raytheon Cyber Products (RCP) and Websense, Inc. (Websense) businesses. On November 18, 2019, Raytheon acquired Vista Equity Partners’ interest in Forcepoint, such that Forcepoint is now wholly owned by Raytheon. Refer to “Note 11: Redeemable Noncontrolling Interests” within Item 8 of this Form 10-K for additional information. Forcepoint delivers a portfolio of human-centric cybersecurity capabilities that incorporate behavior based insights, including risk adaptive data loss prevention; user and entity behavior analytics (UEBA) and cloud access security broker (CASB) capabilities; insider threat solutions; next-generation firewall (NGFW) technology; cloud and on premise web and email security; and cross domain transfer products.

Total Net Sales—The increase in total net sales of $24 million in 2019 compared to 2018 was primarily driven by $32 million of higher Global Government and Critical Infrastructure sales primarily due to a higher volume of product bookings. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

The increase in total net sales of $26 million in 2018 compared to 2017 was primarily driven by $31 million of higher Global Government and Critical Infrastructure sales from a higher volume of bookings. Total net sales excluded the unfavorable impact related to the deferred revenue acquisition accounting adjustments described below in Acquisition Accounting Adjustments.

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

Total operating expenses in 2019 increased $21 million compared to 2018 primarily driven by an increase in cost of sales of $28 million and an increase in general and administrative expenses of $9 million, partially offset by a decrease in research and development expenses of $18 million. The increase in cost of sales was principally due to staffing to support fulfillment of higher services sales. The increase in general and administrative expenses was principally driven by increased professional service fees to increase support capabilities to align with future growth. The decrease in research and development expenses was principally driven by optimization of our research and development labor force, including an increase in capitalized labor costs related to the development of our software-as-a-service platform. Total operating expenses excluded amortization of acquired intangible assets as described below in Acquisition Accounting Adjustments and certain unallocated costs which are included in Corporate.

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

Operating Income and Margin—The increase in operating income of $3 million and the related increase in operating margin in 2019 compared to 2018 was primarily due to the increase in total net sales described above in Total Net Sales, partially offset by the increase in expenses described above in Total Operating Expenses.

The decrease in operating income of $28 million in 2018 compared to 2017 was primarily due to the increase in total operating expenses described above in Total Operating Expenses, partially offset by the increase in total net sales described above in Total Net Sales. The decrease in operating margin in 2018 compared to 2017 was primarily due to the increase in total operating expenses described above in Total Operating Expenses.

Backlog and Bookings—Backlog was $538 million, $528 million and $484 million at December 31, 2019, 2018 and 2017, respectively. Backlog at December 31, 2019 was relatively consistent with December 31, 2018. The increase in backlog of $44 million at December 31, 2018 compared to December 31, 2017 was primarily due to bookings in excess of sales within the Global Governments and Critical Infrastructure product line.

Bookings decreased by $4 million in 2019 compared to 2018 due to a $32 million decrease in Enterprise Security bookings, partially offset by a $28 million increase in Global Government and Critical Infrastructure bookings.

Bookings increased by $61 million in 2018 compared to 2017 primarily due to a $39 million increase in Global Governments and Critical Infrastructure bookings and a $22 million increase in Enterprise Security bookings.

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

The components of Acquisition Accounting Adjustments were as follows:

(In millions)	2019	2018	2017
Deferred revenue adjustment	$(1)	$(10)	$(35)
Amortization of acquired intangibles	(111)	(116)	(125)
Total Acquisition Accounting Adjustments	$(112)	$(126)	$(160)

The deferred revenue adjustment related to acquisitions in the Forcepoint business segment.

Amortization of acquired intangibles related to acquisitions in the segments was as follows:

(In millions)	2019	2018	2017
Integrated Defense Systems	$—	$—	$—
Intelligence, Information and Services	25	21	20
Missile Systems	—	1	1
Space and Airborne Systems	7	8	10
Forcepoint	79	86	94
Total	$111	$116	$125

The change in our Acquisition Accounting Adjustments of $14 million in 2019 compared to 2018 was primarily due to a $9 million decrease in the deferred revenue adjustment, principally driven by lower amounts recognized related to the Stonesoft acquisition in the first quarter of 2016.

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

The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

(In millions)	2019	2018	2017
FAS/CAS Pension Operating Adjustment	$1,439	$1,415	$1,291
FAS/CAS PRB Operating Adjustment	15	13	12
FAS/CAS Operating Adjustment	$1,454	$1,428	$1,303

The components of the FAS/CAS Pension Operating Adjustment were as follows:

(In millions)	2019	2018	2017
FAS service cost (expense)	$(420)	$(504)	$(473)
CAS expense	1,859	1,919	1,764
FAS/CAS Pension Operating Adjustment	$1,439	$1,415	$1,291

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

The change in our FAS/CAS Pension Operating Adjustment of $24 million in 2019 compared to 2018 was driven by an $84 million decrease in our FAS service cost, partially offset by a $60 million decrease in our CAS expense. The decrease in our FAS service cost was principally driven by the higher discount rate at December 31, 2018 compared to the discount rate at December 31, 2017. The decrease in our CAS expense was primarily due to unfavorable asset performance during 2018.

The change in our FAS/CAS Pension Operating Adjustment of $124 million in 2018 compared to 2017 was driven by a $155 million increase in CAS expense, partially offset by a $31 million increase in FAS service cost. The increase in CAS expense was primarily due to a decrease in the discount rate used to measure liabilities in determining CAS expense for 2018 compared to 2017 as described above in Critical Accounting Estimates and our actuarial update, which takes into account updated census data. The change in the discount rate used to measure liabilities for purposes of determining CAS pension expense has been included in our contracts through our overhead forward pricing rates. The increase in FAS service cost was primarily driven by the lower discount rate at December 31, 2017 compared to the discount rate at December 31, 2016.

The components of the FAS/CAS PRB Operating Adjustment were as follows:

(In millions)	2019	2018	2017
FAS service cost (expense)	$(3)	$(5)	$(6)
CAS expense	18	18	18
FAS/CAS PRB Operating Adjustment	$15	$13	$12

For 2020 compared to 2019, we currently expect our FAS service cost to increase by $82 million and our CAS expense to increase by $109 million driven by the differences in the assumptions and the recognition period for gains and losses under CAS. Both FAS service cost and CAS expense are subject to our actuarial update, as discussed above. After 2020, the FAS/CAS Operating Adjustment becomes more difficult to predict because FAS service cost and CAS expense are based on a number of key assumptions for future periods.

Corporate and Reclassification
Corporate operating income (expense) consists of unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance or the allocation of resources to the segments.

Operating income (expense) related to Corporate and Reclassification was as follows:

(In millions)	2019	2018	2017
Corporate and other unallocated costs	$(97)	$(17)	$(59)
Reclassification of Investment Revaluation	(14)	—	—
Corporate and Reclassification	$(111)	$(17)	$(59)

The change in operating income (expense) related to Corporate and other unallocated costs of $80 million in 2019 compared to 2018 was primarily due to $51 million of costs in 2019 related to the proposed merger with UTC. Included in the change in operating income (expense) related to Corporate and other unallocated costs was $13 million of net expenses related to the LTAMDS project, for which the company was selected in the fourth quarter of 2019. The net expenses related to the LTAMDS project are included in Corporate and other unallocated costs as they are not included in management’s evaluation of business segment results.

In the third quarter of 2019, the Company revalued an investment in equity securities of a non-publicly traded company due to the availability of updated pricing data from a recent transaction and recognized a non-cash gain of $14 million. The gain is included in IIS’s operating income in 2019 as it is part of management’s evaluation of the segment’s performance and reclassified through Corporate and Reclassification to other (income) expense, net on our consolidated statements of operations for financial reporting purposes as the gain is not related to our core operations.

Operating income (expense) related to Corporate and other unallocated costs in 2018 included miscellaneous favorable items not allocated to segments results and was relatively consistent with 2017.

FINANCIAL CONDITION AND LIQUIDITY

Overview
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

In addition, the following table highlights selected measures of our liquidity and capital resources at December 31:

(In millions)	2019	2018
Cash and cash equivalents	$4,292	$3,608
Working capital(1)	3,291	3,674
Amount available under our credit facilities	1,250	950
(1)     Amounts have been recast to reflect the adoption of ASU 2016-02, Leases (Topic 842).

Operating Activities

(In millions)	2019	2018	2017
Net cash provided by (used in) operating activities from continuing operations	$4,482	$3,428	$2,747
Net cash provided by (used in) operating activities	4,480	3,428	2,745

The increase of $1,052 million in net cash provided by operating activities in 2019 compared to 2018 was primarily due to a decrease in pension contributions driven by the $1.25 billion discretionary contribution in the third quarter of 2018, as discussed below in Pension Plan Contributions, partially offset by higher net tax payments as discussed below in Tax Payments and Refunds. The increase of $683 million in net cash provided by operating activities in 2018 compared to 2017 was primarily due to lower net tax payments, as discussed below in Tax Payments and Refunds, and the timing of vendor payments, partially offset by an increase in pension contributions, as discussed below.

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

We made the following required and discretionary contributions during the years ended December 31:

(In millions)	2019	2018	2017
Required pension contributions	$343	$889	$615
Discretionary pension contributions	—	1,250	1,000
PRB contributions	37	22	27
Total	$380	$2,161	$1,642

The decrease in required pension contributions of $546 million in 2019 compared to 2018 was primarily driven by the $1.25 billion discretionary pension contribution made in the third quarter 2018, of which we elected to apply approximately $1 billion to partially offset required contributions in 2019 and 2020, roughly split evenly between the two years. The increase in required pension contributions of $274 million in 2018 compared to 2017 was primarily driven by the low interest rate environment.

We expect to make required contributions to our pension and PRB plans of $369 million in 2020. We periodically evaluate whether to make discretionary pension contributions. Due to the differences in requirements and calculation methodologies, our FAS pension expense or income is not indicative of the funding requirement or amount of CAS recovered.

Timing of contributions to the pension and PRB plans under PPA differs from the recovery of CAS expense. Cumulatively, our contributions have exceeded our recovery of CAS expense creating a prepayment credit under the CAS rules. As of December 31, 2019 and 2018, our prepayment credit balances were $7.4 billion and $7.7 billion, respectively. Future contributions in excess of CAS expense will increase the prepayment credit balance while CAS expense in excess of contributions will reduce the prepayment credit balance. Actual plan asset investment returns also impact the prepayment credit balance.

Tax Payments and Refunds—We made (received) the following net tax payments (refunds) during the years ended December 31:

(In millions)	2019	2018	2017
Federal	$754	$(69)	$765
Foreign	43	63	77
State	34	23	36

The increase in net tax payments of $814 million in 2019 compared to 2018 was primarily due to the timing and amount of pension contributions. Federal and foreign net tax payments for 2020 are expected to approximate $914 million. The increase in expected federal and foreign net tax payments in 2020 is primarily due to an expected increase in operating income.

The decrease in net tax payments of $861 million in 2018 compared to 2017 was primarily due to the impact of the Tax Cuts and Jobs Act of 2017 (2017 Act) and the timing and amount of pension contributions.

Interest Payments—We made interest payments on our outstanding debt of $193 million, $194 million and $214 million in 2019, 2018 and 2017, respectively. Interest payments in 2019 were relatively consistent with 2018. The decrease in interest payments in 2018 compared to 2017 was primarily due to the repayment of $591 million of long-term debt in the second quarter of 2017.

Investing Activities

(In millions)	2019	2018	2017
Net cash provided by (used in) investing activities from continuing operations	$(1,006)	$(521)	$(817)
Net cash provided by (used in) investing activities	(1,003)	(521)	(817)

The change in net cash provided by (used in) investing activities of $482 million in 2019 compared to 2018 was primarily due to our short-term investments activity, as described below in Short-term Investments Activity, and an increase in additions to property, plant and equipment as described below in Additions to Property, Plant and Equipment and Capitalized Internal-

Use Software. The change in net cash provided by (used in) investing activities of $296 million in 2018 compared to 2017 was primarily due to our short-term investment activity, as described below in Short-term Investments Activity, partially offset by an increase in additions to property, plant and equipment as described below in Additions to Property, Plant and Equipment and Capitalized Internal-Use Software.

Additions to Property, Plant and Equipment and Capitalized Internal-Use Software—Additions to property, plant and equipment and capitalized internal-use software were as follows:

(In millions)	2019	2018	2017
Additions to property, plant and equipment	$942	$763	$543
Additions to capitalized internal-use software	65	58	68

The increases in additions to property, plant and equipment of $179 million in 2019 compared to 2018 and $220 million in 2018 compared to 2017 were both primarily driven by program related requirements, due to recent and anticipated growth, and investment in productivity initiatives, including high-technology production facilities and continued factory automation upgrades.

We expect full-year property, plant and equipment and capitalized internal-use software expenditures to be between approximately $825–$900 million and $60–$85 million, respectively, in 2020, consistent with the anticipated needs of our business and for specific investments including capital assets and facility improvements.

Short-term Investments Activity—We may invest in marketable securities in accordance with our short-term investment policy and cash management strategy. Marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Activity related to short-term investments was as follows:

(In millions)	2019	2018	2017
Purchases of short-term investments	$—	$—	$(696)
Maturities of short-term investments	—	309	517

Acquisitions and Divestitures—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. In the first quarter of 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture increasing our equity ownership to 60%. See “Note 4: Acquisitions, Divestitures and Goodwill” within Item 8 of this Form 10-K for additional detail. In May 2018, we completed the sale of our commercial cloud-based call center analytics solutions business for $11 million in cash, net of transaction-related costs. In 2017, Forcepoint acquired RedOwl Analytics Inc. and the Skyfence CASB business for a total of $93 million.

Financing Activities

(In millions)	2019	2018	2017
Net cash provided by (used in) financing activities	$(2,803)	$(2,398)	$(2,116)

We generally use cash provided by operating activities and proceeds from the issuance of new debt as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change of $405 million in net cash provided by (used in) financing activities in 2019 compared to 2018 was primarily due to a $588 million payment related to the acquisition of noncontrolling interest in Forcepoint and net repayments of commercial paper of $300 million in the third quarter of 2019, partially offset by the activity on our share repurchase programs, as discussed below in Share Repurchases.

The change of $282 million in net cash provided by (used in) financing activities in 2018 compared to 2017 was primarily due to the activity on our share repurchases as discussed below and net proceeds from commercial paper issuances of $300 million in 2017, partially offset by the repayment of $591 million of long-term debt in the second quarter of 2017.

Share Repurchases—From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. In November 2017, our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At December 31, 2019, we had approximately $0.7 billion available under the 2017 repurchase program. However, the merger agreement with UTC restricts us from repurchasing shares other than to satisfy tax withholding obligations. For more information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC)” within Item 8 of this Form 10-K.

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, restricted stock units (RSUs) and Long-term Performance Plan (LTPP) awards issued to employees.

Our share repurchases were as follows:

	2019		2018		2017
(In millions)	$	Shares	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$800	4.4	$1,325	6.7	$800	4.9
Shares repurchased to satisfy tax withholding obligations	69	0.4	93	0.5	85	0.6
Total share repurchases	$869	4.8	$1,418	7.2	$885	5.5

Cash Dividends—Our Board of Directors authorized the following cash dividends:

(In millions, except per share amounts)	2019	2018	2017
Cash dividends per share	$3.77	$3.47	$3.19
Dividends paid	1,036	975	910

In March 2019, our Board of Directors authorized an 8.6% increase to our annual dividend payout rate from $3.47 to $3.77 per share. In March 2018, our Board of Directors authorized an 8.8% increase to our annual dividend payout rate from $3.19 to $3.47 per share. Dividends are subject to quarterly approval by our Board of Directors.

Acquisition of Noncontrolling Interest in Forcepoint—In October 2019, Vista Equity Partners formally exercised its put right to require Raytheon to purchase Vista Equity Partners’ interest in Forcepoint. As a result, the parties engaged in a formal process under the joint venture agreement to determine the fair value, as defined in the joint venture agreement, of such interest. On November 18, 2019, Raytheon completed the acquisition of Vista Equity Partners’ interest in Forcepoint for $588 million in cash.

Long-term Debt—In the second quarter of 2017, we exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasury rates, $591 million of our long-term debt due March and December 2018 at a loss of $39 million before tax, $25 million net of tax, which is included in other (income) expense, net.

CAPITAL RESOURCES
Long-term Debt—Total long-term debt, including the current portion of long-term debt was $4.8 billion at both December 31, 2019 and December 31, 2018. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2020 through 2044. We expect to pay down the $500 million of long-term debt due in February 2020 using cash on hand.

Cash and Cash Equivalents—Cash and cash equivalents were $4.3 billion and $3.6 billion at December 31, 2019 and December 31, 2018, respectively. We may invest in: U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1; and commercial paper of corporations with a minimum long-term debt rating of A- or A3 and minimum short-term debt rating of A-2 and P-2. Cash and cash equivalents balances held at our foreign subsidiaries were $245 million and $326 million at December 31, 2019 and December 31, 2018, respectively. Our undistributed earnings of our foreign subsidiaries are not permanently reinvested. We continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Commercial Paper—The Company may issue up to $1.25 billion of unsecured commercial paper notes, as the commercial paper is backed by our credit facility. In 2019, we made net repayments of $300 million to reduce our short-term commercial paper borrowings outstanding to zero at December 31, 2019. The maximum amount of short-term commercial paper borrowings outstanding during 2019 was $300 million. At December 31, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.954% and 16 days, respectively.

Credit Facilities—In September 2019, we entered into a $1.25 billion revolving credit facility maturing in November 2021 and terminated the previous $1.25 billion revolving credit facility maturing in November 2020 without penalty. Under the credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at December 31, 2019, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from 20 separate highly rated lenders, each committing no more than 10% of the facility. As of December 31, 2019 and December 31, 2018 there were no borrowings or letters of credit outstanding under our credit facilities.

Under the $1.25 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 28.0% at December 31, 2019. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility. We were in compliance with our credit facility covenants as of December 31, 2019 and December 31, 2018.

In May 2019, we entered into treasury rate lock contracts with a notional amount of $375 million, which were settled in the fourth quarter of 2019 without the issuance of debt due to merger-related considerations.

Shelf Registrations—We have an effective shelf registration statement with the SEC, filed in March 2019, which covers the registration of debt securities, common stock, preferred stock and warrants.

CONTRACTUAL OBLIGATIONS
The following is a schedule of our contractual obligations outstanding at December 31, 2019:

	Payment due by period
(In millions)	Total	Less than 1 year (2020)	1–3 years (2021–2022)	3–5 years (2023–2024)	After 5 years (2025 and thereafter)
Debt(1)	$4,792	$1,500	$1,100	$300	$1,892
Interest payments	1,877	181	278	223	1,195
Operating leases	1,052	242	385	187	238
Purchase obligations	11,018	7,310	2,657	1,007	44
Required pension and PRB contributions	3,902	369	1,753	1,780	N/A(2)
Total	$22,641	$9,602	$6,173	$3,497	$3,369

(1)	Debt includes scheduled principal payments only.

(2)	Amounts beyond 2024 for required pension and PRB contributions are not included.

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

Required pension and PRB contributions in the table above are strictly based on the current funded status of our pension and PRB plans and our current assumptions outlined in the Pension and Other Postretirement Benefit (PRB) Costs section of Critical Accounting Estimates. Actual results will vary based upon discount rates, asset returns, changes in actuarial assumptions, demographic experience and regulatory requirements for each year. Assuming high quality corporate bond rates remain consistent with our current assumption, discount rates used to determine funding requirements under the BBA of 2015 will be approximately 5.3% for 2020, 4.9% for 2021, 4.5% for 2022, 4.1% for 2023, and 3.7% for 2024.

As of December 31, 2019 and December 31, 2018, the total amount of unrecognized tax benefits for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $232 million and $92 million, respectively, and was included in accrued retiree benefits and other long-term liabilities. These amounts were not included in the table above because we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

OFF-BALANCE SHEET ARRANGEMENTS
At December 31, 2019, we had no significant off-balance sheet arrangements other than guarantees to third parties on behalf of our affiliates as described below in Commitments and Contingencies. Such arrangements are not material to our overall liquidity or capital resources, market risk support or credit risk support as described below.

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

(In millions, except percentages)	2019	2018
Total remediation costs—undiscounted	$188	$193
Weighted-average discount rate	5.1%	5.1%
Total remediation costs—discounted	$124	$128
Recoverable portion	81	82

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

Environmental remediation costs expected to be incurred are:

(In millions)
2020	$25
2021	16
2022	13
2023	11
2024	11
Thereafter	112

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

(In millions)	2019	2018
Guarantees	$219	$201
Letters of credit	3,485	2,503
Surety bonds	83	166

We provide guarantees and letters of credit to certain affiliates to assist them in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect our affiliates to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of our affiliates failing to meet their obligations. At December 31, 2019, we believe the risk that our affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2019. At both December 31, 2019 and December 31, 2018, we had an estimated liability of $3 million related to these guarantees.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2019, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.5 billion. To the extent we have entered into purchase obligations that satisfy our offset agreements, those amounts are included within the table in Contractual Obligations. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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

We do not expect any material impact on our financial results from regional disputes with Qatar and less than 7% of our backlog at December 31, 2019 relates to contracts in Qatar.

Although we currently do not expect to be prevented from doing business in the Kingdom of Saudi Arabia (KSA), if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it would have a material adverse effect on our financial results. KSA represents less than 5% of our sales and $2.9 billion of our backlog at December 31, 2019. This includes the majority of the precision guided munitions described below, integrated air and missile defense systems, as well as other products and services.

We have several direct commercial sales contracts for precision guided munitions with certain Middle Eastern customers for which U.S. government approvals from the State Department and Congress through the Congressional Notification process were previously delayed. On May 24, 2019, the Administration announced an emergency certification authorizing the immediate export of 22 pending arms sales to Jordan, the United Arab Emirates (UAE) and KSA, waiving the requirement of Congressional Notification of these arms sales. As a result, we were able to obtain the necessary regulatory approvals and licenses for all of our contracts except for those that were not subject to the emergency certification. On contracts not subject to the emergency certification, we had approximately $1.2 billion of total contract value, recognized approximately $400 million of sales for work performed to date and received approximately $500 million in advances as of December 31, 2019. Additionally, one of those contracts, which has a contract value of $835 million, also requires U.K. government approval. In June 2019, the U.K.’s Court of Appeal determined that the U.K. government was not fully compliant with the legal requirements in issuing export licenses for weapons to KSA. While the U.K.’s Court of Appeal did not prohibit the issuance of licenses in the future, the U.K. government will need to comply with the ruling before issuing licenses or obtain a reversal of the decision on appeal. If we ultimately do not receive all of the regulatory approvals and licenses, it would have a material effect on our financial results.

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

Raytheon has received a subpoena from the Securities and Exchange Commission (SEC) seeking information in connection with an investigation into whether there were improper payments made by Thales-Raytheon Systems (TRS), Raytheon or anyone acting on their behalf in connection with TRS or Raytheon contracts in certain Middle East countries since 2014. Raytheon maintains a rigorous anti-corruption compliance program, is cooperating fully with the SEC’s inquiry, and is examining whether there has been any conduct that is in violation of Raytheon policy. At this point there is no ability to predict the outcome of the SEC’s inquiry. Based on the information available to date, however, we do not believe the results of this inquiry will have a material adverse effect on our financial condition, results of operations or liquidity.

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (EU), commonly referred to as “Brexit.” On January 31, 2020, the U.K. formally left the EU with a withdrawal agreement, which includes a transition period that is currently scheduled to end on December 31, 2020. During the transition period, the U.K. will remain part of the EU’s customs union and single market, and will work towards negotiating a trade deal with the EU before the transition period ends. As a result of the referendum, and the subsequent formal U.K. exit, there has been volatility in exchange rates versus the U.S. dollar. The British pound is the functional currency for approximately 2% of our sales. In addition, for any contracts that are not denominated in the same currency as the functional currency (for example, contracts denominated in British pounds where the functional currency is the U.S. dollar), we enter into foreign currency forward contracts to hedge our risk related to foreign currency exchange rate fluctuations. As a result, we currently do not expect the U.K.’s exit from the EU to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of December 31, 2019 and December 31, 2018 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at December 31, 2019 or December 31, 2018.

Principal payments and interest rate detail for long-term debt by contractual maturity date as of December 31, 2019 and December 31, 2018, respectively, were as follows:

December 31, 2019 (in millions, except percentages)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed-rate debt	$1,500	$—	$1,100	$—	$300	$1,892	$4,792	$5,337
Average interest rate	3.550%	—	2.500%	—	3.150%	5.406%	4.017%

December 31, 2018 (in millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$1,500	$—	$1,100	$—	$2,192	$4,792	$5,063
Average interest rate	—	3.550%	—	2.500%	—	5.097%	4.017%

In May 2019, we entered into treasury rate lock contracts with a notional amount of $375 million, which were settled in the fourth quarter of 2019 without the issuance of debt due to merger-related considerations. In addition, the aggregate notional amount of our outstanding foreign currency forward contracts was $1,487 million and $1,772 million at December 31, 2019 and December 31, 2018, respectively. The net notional exposure of these foreign currency forward contracts was $746 million and $840 million at December 31, 2019 and December 31, 2018, respectively.

The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency forward contracts were as follows:

(In millions)	2019	2018
Asset derivatives related to foreign currency forward contracts	$29	$26
Liability derivatives related to foreign currency forward contracts	15	34

For foreign currency forward contracts and treasury rate lock contracts designated and qualifying for hedge accounting, we record the gain or loss on the derivative in AOCL, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue, cost of sales or interest expense transaction affects earnings. We present the gain or loss in the same income statement line items as the earnings effect of the hedged item, which offsets the foreign exchange or interest rate gains and losses on the underlying transactions being hedged. We believe our exposure due to changes in foreign currency and interest rates is not material due to our hedging policy.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements and our internal control over financial reporting and their report follows. Our stockholders ratified the appointment of PricewaterhouseCoopers LLP at the 2019 Annual Meeting of Stockholders.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on criteria in Internal Control – Integrated Framework, issued by the COSO in 2013. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/ Thomas A. Kennedy	/s/ Anthony F. O’Brien
Thomas A. Kennedy	Anthony F. O’Brien
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Raytheon Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Raytheon Company and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for certain stranded tax effects impacting accumulated other comprehensive income in 2018.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Contract Estimates at Completion

As described in Note 1 to the consolidated financial statements, the vast majority of the Company’s revenues of $29.2 billion for the year ended December 31, 2019 are from long-term contracts associated with the design, development, manufacture or modification of complex aerospace or defense equipment or related services. The Company generally recognizes revenue over time as it performs on its contractual performance obligations because of continuous transfer of control to the customer. Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. These variables and significant judgments may include assumptions related to the estimated award fees, incentive fees, or other provisions that can either increase or decrease the transaction price, outstanding key contract matters, progress toward completion and the related program schedule, identified risks and opportunities including the ability and cost to achieve the schedule (e.g., the number and type of milestone events) and technical requirements (e.g., a newly-developed product versus a mature product), labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by the Company’s subcontractors, the availability and timing of funding from the customer, overhead cost rates, the estimated cost of satisfying the Company’s industrial cooperation agreements required under certain contracts and the likelihood of obtaining required regulatory approvals based upon all known facts and circumstances.

The principal considerations for our determination that performing procedures relating to revenue recognition - contract estimates at completion is a critical audit matter are there was significant judgment by management in developing their estimates of total revenue and total costs at completion, including significant judgments and assumptions related to the applicable aforementioned variables on a contract by contract basis. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s estimates of total revenue and total cost at completion for contracts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of total revenue and total costs at completion. These procedures also included, among others, testing management’s process for developing the estimated total revenue and total costs at completion for selected contractual performance obligations. This included evaluating the reasonableness of certain significant judgments and assumptions made by management by understanding the nature and status of the selected contract and related performance obligations, in certain instances performing retrospective reviews of contract estimates and changes in estimates over time, evaluating evidence to support selected estimated costs to complete, and inquiring of program management as to the reasonableness of the significant judgments and assumptions made by management related to the applicable aforementioned variables to support the estimates of total revenue and total costs at completion used to determine revenue recognized for the contracts selected for testing.

Pensions - Long-term Return on Plan Assets and Discount Rate Assumptions

As described in Notes 1 and 14 to the consolidated financial statements, the total projected benefit obligation of the Company’s pension plans was $29.0 billion as of December 31, 2019 and the total net periodic pension benefit cost was $1.1 billion for the year then ended. The Company’s long-term return on plan assets and discount rate assumptions are the key variables in determining the net periodic pension benefit cost and the projected benefit obligation of the Company’s pension plans. To establish the long-term return on plan assets assumption, management employs a “building block” approach. Management then annually considers whether it is appropriate to change its long-term return on plan assets assumption by reviewing the existing assumption against a statistically determined reasonable range of outcomes. The building block approach and the reasonable range of outcomes are based upon management’s asset allocation assumptions and long-term capital market assumptions. The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the Company’s pension obligations. The discount rate assumption is determined by using a theoretical bond portfolio model consisting of high-quality bonds for which the timing and amount of cash flows approximate the estimated benefit payments for each pension plan.

The principal considerations for our determination that performing procedures relating to the long-term return on plan assets and discount rate assumptions for pensions is a critical audit matter are there was significant judgment by management in determining the net periodic pension benefit cost and projected benefit obligation of the Company’s pension plans including the expected long-term return on plan assets and the discount rate assumptions. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s long-term return on plan assets and discount rate assumptions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the net periodic pension benefit cost and the projected benefit obligation of the Company’s pension plans, including controls over the expected long-term return on plan assets and the discount rate assumptions. These procedures also included, among other, testing management’s process for developing the expected long-term rate of return on plan assets and discount rate assumptions. This included utilizing professionals with specialized skill and knowledge to assist in the evaluation of the reasonableness of management’s long-term return on plan assets and discount rate assumptions by evaluating the appropriateness of the building block approach used by management as well as assessing the appropriateness of the bond portfolio model and data used in management’s bond portfolio models. This also included comparing management’s capital market expectations to the Company’s historical returns, testing of management’s asset allocation assumptions, evaluating the reasonableness of management’s expectations of future investment performance and comparing associated discount rates determined by management with the bond portfolios used by management to independent yield curves.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 12, 2020

We have served as the Company’s auditor since 1961.

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amount) December 31:	2019	2018
Assets
Current assets
Cash and cash equivalents	$4,292	$3,608
Receivables, net	1,364	1,648
Contract assets	6,122	5,594
Inventories	671	758
Prepaid expenses and other current assets	633	529
Total current assets	13,082	12,137
Property, plant and equipment, net	3,353	2,840
Operating lease right-of-use assets	875	805
Goodwill	14,882	14,864
Other assets, net	2,374	2,024
Total assets	$34,566	$32,670

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities
Commercial paper and current portion of long-term debt	$1,499	$300
Contract liabilities	3,267	3,309
Accounts payable	1,796	1,964
Accrued employee compensation	1,813	1,509
Other current liabilities	1,416	1,381
Total current liabilities	9,791	8,463
Accrued retiree benefits and other long-term liabilities	8,553	6,922
Long-term debt	3,261	4,755
Operating lease liabilities	706	647
Commitments and contingencies (Note 10)

Redeemable noncontrolling interests	32	411

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 278 and 282 shares outstanding at December 31, 2019 and 2018, respectively	3	3
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(9,260)	(8,618)
Retained earnings	21,480	20,087
Total Raytheon Company stockholders’ equity	12,223	11,472
Noncontrolling interests in subsidiaries	—	—
Total equity	12,223	11,472
Total liabilities, redeemable noncontrolling interests and equity	$34,566	$32,670

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts) Years Ended December 31:	2019	2018	2017
Net sales
Products	$24,435	$22,633	$21,416
Services	4,741	4,425	3,932
Total net sales	29,176	27,058	25,348
Operating expenses
Cost of sales—products	17,747	16,108	15,252
Cost of sales—services	3,666	3,465	3,088
General and administrative expenses	2,989	2,947	2,777
Total operating expenses	24,402	22,520	21,117
Operating income	4,774	4,538	4,231
Non-operating (income) expense, net
Retirement benefits non-service expense	688	1,230	913
Interest expense	180	184	205
Interest income	(42)	(31)	(21)
Other (income) expense, net	(38)	8	21
Total non-operating (income) expense, net	788	1,391	1,118
Income from continuing operations before taxes	3,986	3,147	3,113
Federal and foreign income taxes	658	264	1,114
Income from continuing operations	3,328	2,883	1,999
Income (loss) from discontinued operations, net of tax	1	(1)	2
Net income	3,329	2,882	2,001
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(14)	(27)	(23)
Net income attributable to Raytheon Company	$3,343	$2,909	$2,024

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$11.93	$10.16	$6.95
Income (loss) from discontinued operations, net of tax	—	—	0.01
Net income	11.94	10.16	6.96
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$11.92	$10.15	$6.94
Income (loss) from discontinued operations, net of tax	—	—	0.01
Net income	11.93	10.15	6.95
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$3,342	$2,910	$2,022
Income (loss) from discontinued operations, net of tax	1	(1)	2
Net income	$3,343	$2,909	$2,024

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions) Years Ended December 31:	2019	2018	2017
Net income	$3,329	$2,882	$2,001
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit plans, net:
Prior service cost arising during period	(1)	(10)	(15)
Amortization of prior service cost	5	6	4
Actuarial loss arising during period	(1,886)	(626)	(1,816)
Amortization of net actuarial loss	1,060	1,362	1,187
Loss due to settlements	3	287	3
Effect of exchange rates	(3)	9	(14)
Pension and other postretirement benefit plans, net	(822)	1,028	(651)
Foreign exchange translation	7	(36)	80
Cash flow hedges	4	(12)	10
Unrealized gains (losses) on investments and other, net	(3)	1	(1)
Other comprehensive income (loss), before tax	(814)	981	(562)
Income tax benefit (expense) related to items of other comprehensive income (loss)	172	(213)	38
Other comprehensive income (loss), net of tax	(642)	768	(524)
Reclassification of stranded tax effects	—	(1,451)	—
Total comprehensive income (loss)	2,687	2,199	1,477
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(14)	(27)	(23)
Comprehensive income (loss) attributable to Raytheon Company	$2,701	$2,226	$1,500

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries(1)	Total equity
Balance at December 31, 2016	$3	$—	$(7,411)	$17,565	$10,157	$—	$10,157
Net income (loss)				2,024	2,024	—	2,024
Other comprehensive income (loss), net of tax			(524)		(524)		(524)
Adjustment of redeemable noncontrolling interests to redemption value				(41)	(41)		(41)
Dividends declared		2		(929)	(927)		(927)
Common stock plans activity		159			159		159
Share repurchases		(161)		(724)	(885)		(885)
Balance at December 31, 2017	3	—	(7,935)	17,895	9,963	—	9,963
Net income (loss)				2,909	2,909	—	2,909
Other comprehensive income (loss), net of tax			768		768		768
Reclassification of stranded tax effects			(1,451)	1,451	—		—
Adjustment of redeemable noncontrolling interests to redemption value				73	73		73
Dividends declared		2		(991)	(989)		(989)
Common stock plans activity		166			166		166
Share repurchases		(168)		(1,250)	(1,418)		(1,418)
Balance at December 31, 2018	3	—	(8,618)	20,087	11,472	—	11,472
Net income (loss)				3,343	3,343	—	3,343
Other comprehensive income (loss), net of tax			(642)		(642)		(642)
Adjustment of redeemable noncontrolling interests to redemption value				1	1		1
Acquisition of redeemable noncontrolling interest		(75)		(125)	(200)		(200)
Dividends declared		2		(1,054)	(1,052)		(1,052)
Common stock plans activity		170			170		170
Share repurchases		(97)		(772)	(869)		(869)
Balance at December 31, 2019	$3	$—	$(9,260)	$21,480	$12,223	$—	$12,223

(1)	Excludes redeemable noncontrolling interests which are not considered equity. See “Note 11: Redeemable Noncontrolling Interests” for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years Ended December 31:	2019	2018	2017
Cash flows from operating activities
Net income	$3,329	$2,882	$2,001
(Income) loss from discontinued operations, net of tax	(1)	1	(2)
Income from continuing operations	3,328	2,883	1,999
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	605	568	550
Stock-based compensation	184	165	173
Loss on repayment of long-term debt	—	—	39
Deferred income taxes	(28)	(24)	252
Changes in assets and liabilities
Receivables, net	296	(327)	(157)
Contract assets and contract liabilities	(534)	28	88
Inventories	87	(166)	14
Prepaid expenses and other current assets	45	73	204
Income taxes receivable/payable	(275)	174	(193)
Accounts payable	(168)	406	(94)
Accrued employee compensation	295	165	111
Other current liabilities	71	(108)	106
Accrued retiree benefits	731	(421)	(250)
Other, net	(155)	12	(95)
Net cash provided by (used in) operating activities from continuing operations	4,482	3,428	2,747
Net cash provided by (used in) operating activities from discontinued operations	(2)	—	(2)
Net cash provided by (used in) operating activities	4,480	3,428	2,745
Cash flows from investing activities
Additions to property, plant and equipment	(942)	(763)	(543)
Proceeds from sales of property, plant and equipment	25	2	46
Additions to capitalized internal-use software	(65)	(58)	(68)
Purchases of short-term investments	—	—	(696)
Maturities of short-term investments	—	309	517
Payments for purchases of acquired companies, net of cash received	(8)	—	(93)
Proceeds from sale of business, net of transaction costs	—	11	—
Payments for settlement of treasury rate lock	(17)	—	—
Other	1	(22)	20
Net cash provided by (used in) investing activities from continuing operations	(1,006)	(521)	(817)
Net cash provided by (used in) investing activities from discontinued operations	3	—	—
Net cash provided by (used in) investing activities	(1,003)	(521)	(817)
Cash flows from financing activities
Dividends paid	(1,036)	(975)	(910)
Net borrowings (payments) on commercial paper	(300)	—	300
Repayments of long-term debt	—	—	(591)
Loss on repayment of long-term debt	—	—	(38)
Repurchases of common stock under share repurchase programs	(800)	(1,325)	(800)
Repurchases of common stock to satisfy tax withholding obligations	(69)	(93)	(85)
Acquisition of noncontrolling interest in Forcepoint	(588)	—	—
Contribution from noncontrolling interest in Forcepoint	—	—	8
Other	(10)	(5)	—
Net cash provided by (used in) financing activities	(2,803)	(2,398)	(2,116)
Net increase (decrease) in cash, cash equivalents and restricted cash	674	509	(188)
Cash, cash equivalents and restricted cash at beginning of year	3,624	3,115	3,303
Cash, cash equivalents and restricted cash at end of year	$4,298	$3,624	$3,115
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

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) using the modified retrospective approach as discussed below in Accounting Standards. We reclassified certain balance sheet amounts to conform to our current period presentation.

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

Under the typical payment terms of our U.S. government fixed-price contracts, the customer pays us either performance-based payments (PBPs) or progress payments. PBPs are interim payments equal to a negotiated percentage of the contract price based on quantifiable measures of performance or on the achievement of specified events or milestones. Progress payments are interim payments up to 80% of costs incurred as the work progresses. Because the customer retains a portion of the contract price until completion of the contract, our U.S. government fixed-price contracts generally result in revenue recognized in excess of billings which we present as contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For our U.S. government cost-type contracts, the customer generally pays us for our actual costs incurred within a short period of time. For non-U.S. government contracts, we typically receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these advance payments in excess of revenue recognized and present it as contract liabilities on the balance sheet. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

We generally recognize revenue over time as we perform on our contractual performance obligations because of continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to the Company.

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

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion (the process described below in more detail) is complex, subject to many variables and requires significant judgment by management on a contract by contract basis. It is common for our long-term contracts to contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Net EAC adjustments had the following impact on our operating results:

(In millions, except per share amounts)	2019(1)	2018(1)	2017
Operating income	$520	$492	$442
Income from continuing operations attributable to Raytheon Company	411	389	287
Diluted EPS from continuing operations attributable to Raytheon Company	$1.47	$1.36	$0.98

(1)	Amounts reflect a U.S. statutory tax rate of 21%, which became effective in 2018 with the adoption of the Tax Cuts and Jobs Act of 2017 (2017 Act).

In addition, net revenue recognized from our performance obligations satisfied in previous periods was $709 million, $636 million and $520 million in 2019, 2018 and 2017, respectively. This primarily relates to EAC adjustments that impacted revenue.

We also sell security software through our Forcepoint business segment. For the majority of these arrangements, we recognize revenue over the term of the agreement because the software requires continuous updates to provide the intended security functionality. To a lesser extent in all of our business segments, we enter into other types of contracts including service arrangements and non-subscription software and licensing agreements. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. For software arrangements that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses and maintenance and/or services, we allocate revenue to each performance obligation based on estimates of the price that we would charge the customer for each promised product or service if it were sold on a standalone basis.

Certain events have caused increased attention on U.S. defense sales to the Kingdom of Saudi Arabia (KSA). KSA represents less than 5% of our sales and $2.9 billion of our remaining performance obligations at December 31, 2019. Although we currently do not expect to be prevented from doing business in KSA, if government action impairs our ability to fulfill our contractual obligations or otherwise to continue to do business in KSA, it would have a material adverse effect on our financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Research and Development Expenses—Research and development expenses are included in general and administrative expenses in our consolidated statements of operations and have primarily been for product development for the U.S. government. Expenditures for Company-sponsored research and development projects are expensed as incurred, and were $732 million, $841 million and $700 million in 2019, 2018 and 2017, respectively. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in receivables, net or contract assets in our consolidated balance sheets, depending on whether costs have been billed or not.

Federal, Foreign and State Income Taxes—The Company and its domestic subsidiaries provide for federal income taxes on pretax accounting income at rates in effect under existing tax law. Foreign subsidiaries record provisions for income taxes at applicable foreign tax rates in a similar manner. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. The Company provides for a U.S. tax liability on outside basis differences in our foreign subsidiaries related to earnings which have been previously taxed in the U.S. and undistributed earnings generated after December 31, 2017. This U.S. deferred tax liability generally relates to foreign currency movement. The Company also records foreign withholding taxes applicable to distributions of foreign earnings. The Company continues to assert indefinite reinvestment on outside basis differences related to all other items, such as acquisition accounting adjustments prior to January 1, 2018. With the exception of Forcepoint, payments made for state income taxes are included in administrative and selling expenses as these costs can generally be recovered through the pricing of products and services to the U.S. government in the period in which the tax is payable. Accordingly, the state income tax provision (benefit) is allocated to contracts when it is paid (recovered) or otherwise agreed as allocable with the U.S. government. Payments made for state income taxes related to Forcepoint are included in federal and foreign income tax expense.

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

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The estimated fair value of cash and cash equivalents approximates the carrying value due to their short maturities. Cash and cash equivalents excludes $6 million and $16 million of restricted cash at December 31, 2019 and December 31, 2018, respectively, which for purposes of our consolidated statements of cash flows, is included in cash, cash equivalents and restricted cash.

Short-term Investments—We may invest in marketable securities in accordance with our short-term investment policy and cash management strategy. Marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. These investments are deemed Level 2 assets under the fair value hierarchy as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlements date and current rates. At December 31, 2019 and 2018, we had no short-term investments as all short-term investments outstanding at December 31, 2017 matured in the first quarter of 2018. We did not have any sales of short-term investments in 2019 or 2018. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Receivables, net, consisted of the following at December 31:

(In millions)	2019	2018
U.S. government contracts (including foreign military sales)	$777	$1,121
Other customers	594	539
Allowance for doubtful accounts	(7)	(12)
Total receivables, net	$1,364	$1,648

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

Inventories consisted of the following at December 31:

(In millions)	2019	2018
Materials and purchased parts	$78	$75
Work in process	574	662
Finished goods	19	21
Total	$671	$758

Precontract costs are costs incurred to fulfill a contract prior to contract award. Precontract costs, including general and administrative expenses that are specifically chargeable to the customer, are deferred in inventories if we determine that the costs are probable of recovery under a specific anticipated contract. All other precontract costs, including start-up costs, are expensed as incurred. Costs that are deferred are recognized as contract costs upon the receipt of the anticipated contract. We included deferred precontract costs of $182 million and $163 million in inventories as work in process at December 31, 2019 and December 31, 2018, respectively.

Deferred Commissions—Our incremental direct costs of obtaining a contract, which consist of sales commissions primarily for our security software sales at Forcepoint, are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. At both December 31, 2019 and December 31, 2018, we had deferred commissions of $55 million. Amortization expense related to deferred commissions was $26 million, $45 million and $28 million in 2019, 2018 and 2017, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

All of our existing leases are operating leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. The current portion of operating lease liabilities is included in other current liabilities in our consolidated balance sheets. For the majority of our leases, the discount rate used to determine the present value of the lease payments is our incremental borrowing rate as of the lease commencement date, as the implicit rate is not readily determinable. The operating lease right-of-use assets also includes any initial direct costs and any lease payments made at or before the commencement date, and is reduced for any unrestricted incentives received at or before the commencement date.

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

Impairment of Goodwill and Long-lived Assets—We evaluate our goodwill for impairment annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. We perform our annual impairment test as of the first day of the fourth quarter utilizing a two-step methodology that requires us to first identify potential goodwill impairment and then measure the amount of the related goodwill impairment loss, if any. We have identified our operating segments as reporting units under the impairment test assessment criteria outlined in U.S. GAAP. In performing our annual impairment test in the fourth quarters of 2019, 2018 and 2017 we did not identify any goodwill impairment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Redeemable Noncontrolling Interests—Redeemable noncontrolling interest is recognized at the greater of the estimated redemption value as of the balance sheet date or the initial value adjusted for the noncontrolling interest holder’s share of the cumulative impact of net income (loss), other changes in accumulated other comprehensive income (loss) and additional contributions. Adjustments to the redemption value over the period from the date of acquisition to the redemption date are immediately recorded to retained earnings. We reflect the redemption value adjustments in the earnings per share (EPS) calculation if redemption value is in excess of the fair value of noncontrolling interest which resulted in a $0.01 favorable impact to both basic and diluted EPS in 2018. There was no impact to basic or diluted EPS in 2019 or 2017 related to the redemption value adjustments.

Other Comprehensive Income (Loss)—Other comprehensive income (loss) includes gains and losses associated with pension and PRB plans, foreign exchange translation adjustments, gains and losses on derivative instruments qualified as cash flow hedges included in the assessment of effectiveness, and unrealized gains (losses) on available-for-sale investments. The computation of other comprehensive income (loss) and its components are presented in the consolidated statements of comprehensive income.

A rollforward of accumulated other comprehensive income (loss) was as follows:

	Pension and PRB plans, net(1)	Foreign exchange translation	Cash flow hedges(2)	Unrealized gains (losses) on investments and other, net(3)	Total

(In millions)
Balance at December 31, 2016	$(7,234)	$(175)	$—	$(2)	$(7,411)
Before tax amount	(651)	80	10	(1)	(562)
Tax (expense) benefit	42	—	(4)	—	38
Net of tax amount	(609)	80	6	(1)	(524)
Balance at December 31, 2017	(7,843)	(95)	6	(3)	(7,935)
Before tax amount	1,028	(36)	(12)	1	981
Tax (expense) benefit	(216)	—	3	—	(213)
Net of tax amount	812	(36)	(9)	1	768
Reclassification of stranded tax effects	(1,452)	—	1	—	(1,451)
Balance at December 31, 2018	(8,483)	(131)	(2)	(2)	(8,618)
Before tax amount	(822)	7	4	(3)	(814)
Tax (expense) benefit	173	—	(1)	—	172
Net of tax amount	(649)	7	3	(3)	(642)
Balance at December 31, 2019	$(9,132)	$(124)	$1	$(5)	$(9,260)

(1)	Pension and PRB plans, net, is shown net of cumulative tax benefits of $2,428 million and $2,255 million at December 31, 2019 and December 31, 2018, respectively.

(2)	Cash flow hedges are shown net of cumulative tax of zero and tax benefits of $1 million at December 31, 2019 and December 31, 2018, respectively.

(3)	Unrealized gains (losses) on investments and other, net, are shown net of cumulative tax expense of $1 million at both December 31, 2019 and December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the first quarter of 2018, we reclassified the stranded tax effects related to the enactment of the 2017 Act from accumulated other comprehensive loss (AOCL) to retained earnings in accordance with ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These stranded tax effects related to the deferred tax amounts at December 31, 2017 recorded through other comprehensive income prior to the enactment date using the prior 35% statutory tax rate that remained in other comprehensive income despite the fact that the related deferred tax assets and liabilities were remeasured to reflect the newly enacted tax rate of 21%. See Accounting Standards, below, for additional details.

Other material amounts reclassified out of AOCL related to the amortization of net actuarial loss associated with our pension plans were $1,050 million, $1,351 million and $1,177 million before tax in 2019, 2018 and 2017, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income). See “Note 14: Pension and Other Employee Benefits” for additional details.

We expect $3 million net of tax of net unrealized gains on our cash flow hedges at December 31, 2019 to be reclassified into earnings at then-current values over the next 12 months as the underlying hedged transactions occur.

Translation of Foreign Currencies—Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of AOCL in equity. Prior to the enactment of the 2017 Act, deferred taxes were not recognized for translation-related temporary differences of foreign subsidiaries as their undistributed earnings were considered to be indefinitely reinvested. After the enactment of the 2017 Act, we no longer assert indefinite reinvestment on our foreign subsidiaries outside basis differences generated after December 31, 2017. Unrealized foreign currency gains and losses associated with the subsidiary’s net assets, including unremitted earnings, represent translation gains and losses that are reported as part of other comprehensive income (loss). Therefore, the deferred tax effect of the translation gains and losses are also recorded through other comprehensive income (loss) after December 31, 2017. At December 31, 2019, we had a cumulative translation loss on the unremitted earnings, and therefore, have not recorded a deferred tax asset as it is not likely that the asset will be realized in the future. Income and expenses in foreign currencies are translated at the average exchange rate during the period.

Foreign exchange transaction gains and losses in 2019, 2018 and 2017 were not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The aggregate notional amount of the outstanding foreign currency forward contracts was $1,487 million and $1,772 million at December 31, 2019 and December 31, 2018, respectively. The net notional exposure of these contracts was $746 million and $840 million at December 31, 2019 and December 31, 2018, respectively. The foreign currency forward contracts at December 31, 2019 have maturities at various dates through 2030 as follows: $922 million in 2020; $315 million in 2021; $122 million in 2022; and $128 million thereafter.

We recognize all derivative financial instruments as either assets or liabilities at fair value in our consolidated balance sheets. The fair value of asset derivatives included in other assets, net and liability derivatives included in other current liabilities in our consolidated balance sheets related to foreign currency forward contracts were as follows:

(In millions)	2019	2018
Asset derivatives related to foreign currency forward contracts	$29	$26
Liability derivatives related to foreign currency forward contracts	15	34

The fair value of these derivatives is Level 2 in the fair value hierarchy because they are determined based on a market approach utilizing externally quoted foreign currency forward rates for similar contracts. Our foreign currency forward contracts contain offset or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. We measure and record the impact of counterparty credit risk into our valuation and at December 31, 2019 and December 31, 2018, the fair value of our counterparty default exposure was less than $1 million and was spread across numerous highly rated counterparties.

We may also enter into pay-variable, receive-fixed interest rate swaps to manage interest rate risk associated with our fixed-rate financing obligations. We account for our interest rate swaps as fair value hedges of a portion of our fixed-rate financing obligations, and accordingly record gains and losses from changes in the fair value of these swaps in interest expense, along with the offsetting gains and losses on the fair value adjustment of the hedged portion of our fixed-rate financing obligations. We also record in interest expense the net amount paid or received under the swap for the period and the amortization of gain or loss from the early termination of interest rate swaps. There were no interest rate swaps outstanding at December 31, 2019 or December 31, 2018.

We may also enter into and designate treasury rate lock contracts as cash flow hedges to reduce variability in cash flows due to changes in interest payments attributable to increases or decreases in the benchmark interest rate during the period leading up to the probable issuance of long-term debt. Cash flows associated with these instruments are presented in the same category as the cash flows from the hedged item. In May 2019, prior to entering into an Agreement and Plan of Merger (the Merger Agreement) with United Technologies Corporation (UTC), we entered into treasury rate lock contracts with a notional amount of $375 million. These treasury rate lock contracts were designated as cash flow hedges and were included in the assessment of effectiveness. However, in the fourth quarter of 2019 a decision was made to not issue the debt due to merger-related considerations, and these treasury rate locks were settled without the issuance of debt. We recognized the $17 million loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

included in accumulated other comprehensive income at the time of settlement in other (income) expense, net. There were no treasury rate lock contracts outstanding at December 31, 2019 or December 31, 2018.

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

Assets and liabilities measured at fair value on a recurring basis consisted of marketable securities held in trusts and foreign currency forward contracts as of December 31, 2019 and 2018. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in “Note 14: Pension and Other Employee Benefits” (for marketable securities held in trusts) and Derivative Financial Instruments, above (for foreign currency forward contracts). Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2019 and 2018. We did not have any material amounts of Level 3 assets or liabilities at December 31, 2019 and 2018.

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

As described in “Note 11: Redeemable Noncontrolling Interests,” prior to our acquisition of Vista Equity Partners’ interest in Forcepoint in the fourth quarter of 2019, we recorded redeemable noncontrolling interest related to their interest. We reflected the redemption value adjustments for redeemable noncontrolling interest in both the basic and diluted EPS calculation for the portion of redemption value that was in excess of the fair value of noncontrolling interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Risks and Uncertainties—We provide a wide range of technologically advanced products, services and solutions for principally governmental customers in the U.S. and abroad, and are subject to certain business risks specific to that industry. Total sales to the U.S. government, excluding foreign military sales, were 69% of total net sales in 2019, 68% of total net sales in 2018 and 67% of total net sales in 2017. Total sales to customers outside the U.S., including foreign military sales through the U.S. government, were 29% of total net sales in 2019, 30% of total net sales in 2018 and 32% of total net sales in 2017. Sales to the U.S. government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. Sales to international customers may be affected by changes in the priorities and budgets of international customers and geopolitical uncertainties, which may be driven by changes in threat environments, volatility in worldwide economic conditions, regional and local economic and political factors, U.S. foreign policy and other risks and uncertainties.

Remaining Performance Obligations—Remaining performance obligations represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $48,752 million. We expect to recognize revenue on approximately half and three-quarters of the remaining performance obligations over the next 12 and 24 months, respectively, with the remainder recognized thereafter.

Accounting Standards—In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which eliminates the disclosure requirement of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and modifies certain disclosure requirements related to Level 3 recurring and nonrecurring fair value measurements. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Effective January 1, 2019, we elected to early adopt the requirements of the new standard on a prospective basis. The standard did not have an impact on our financial position, results of operations or liquidity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of operations or cash flows. In addition, new disclosures are provided to enable users to assess the amount, timing and uncertainty of cash flows arising from leases.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the 2017 Act, from accumulated other comprehensive income to retained earnings. These stranded tax effects refer to the tax amounts included in accumulated other comprehensive income at the previous 35% U.S. statutory tax rate, for which the related deferred tax asset or liability was remeasured to the new 21% U.S. corporate statutory federal tax rate in the period of the 2017 Act enactment. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and can be applied either in the period of adoption or retrospectively to each period impacted by the 2017 Act. We elected to early adopt the new standard in the first quarter of 2018 and we elected to reclassify the stranded income tax effects of the 2017 Act from accumulated other comprehensive income to retained earnings in the period of adoption. This resulted in an increase to AOCL of $1,451 million and an increase in retained earnings of $1,451 million in the first quarter of 2018, almost all of which related to our pension and PRB plans, net. The standard did not have an impact on our results of operations or liquidity. Income tax effects remaining in accumulated other comprehensive income will be released into earnings as the related before tax amounts are reclassified to earnings.

Other new pronouncements adopted and issued but not effective until after December 31, 2019, including ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Merger is targeted to close early in the second quarter of 2020, subject to and following completion by UTC of the Separation and Distributions.

Note 3: Earnings Per Share (EPS)
EPS from continuing operations attributable to Raytheon Company common stockholders and unvested stock-based payment awards was as follows:

	2019	2018	2017
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$3.76	$3.46	$3.18
Undistributed earnings	8.17	6.70	3.77
Total	$11.93	$10.16	$6.95
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$3.76	$3.45	$3.18
Undistributed earnings	8.16	6.70	3.76
Total	$11.92	$10.15	$6.94

Income attributable to participating securities was as follows:

(In millions)	2019	2018	2017
Income from continuing operations attributable to participating securities	$32	$30	$24
Income (loss) from discontinued operations, net of tax attributable to participating securities	—	—	—
Net income attributable to participating securities	$32	$30	$24

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In millions)	2019	2018	2017
Shares for basic EPS(1)	280.0	286.5	291.1
Effect of dilutive securities	0.2	0.3	0.3
Shares for diluted EPS	280.2	286.8	291.4

(1)	Includes participating securities of 2.7 million, 2.9 million and 3.5 million for 2019, 2018 and 2017, respectively.

Our Board of Directors is authorized to issue up to 200 million shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by them. There were no shares of preferred stock outstanding at December 31, 2019 or December 31, 2018.

Note 4: Acquisitions, Divestitures and Goodwill
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

We funded each of the above acquisitions using cash on hand. The operating results of these businesses have been included in our consolidated results as of the respective closing dates of the acquisitions. The purchase price of these businesses has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. The total amount of goodwill that is expected to be deductible for tax purposes related to these acquisitions was $28 million at December 31, 2019.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Balance at December 31, 2017	$1,706	$2,967	$4,154	$4,106	$1,938	$14,871
Acquisitions and divestitures	—	—	—	(3)	—	(3)
Effect of foreign exchange rates and other	(2)	(2)	—	—	—	(4)
Balance at December 31, 2018	1,704	2,965	4,154	4,103	1,938	14,864
Acquisitions and divestitures	—	19	—	—	—	19
Effect of foreign exchange rates and other	(1)	—	—	—	—	(1)
Balance at December 31, 2019	$1,703	$2,984	$4,154	$4,103	$1,938	$14,882

For information on our intangible assets, see “Note 7: Other Assets, Net.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5: Contract Assets and Contract Liabilities
Net contract assets (liabilities) consisted of the following at December 31:

(In millions)	2019	2018	$ Change	% Change
Contract assets	$6,122	$5,594	$528	9.4%
Contract liabilities—current	(3,267)	(3,309)	42	1.3%
Contract liabilities—noncurrent	(143)	(150)	7	4.7%
Net contract assets (liabilities)	$2,712	$2,135	$577	27.0%

The $577 million increase in our net contract assets (liabilities) from December 31, 2018 to December 31, 2019 was primarily due to a $528 million increase in our contract assets, principally due to the timing of milestone payments on certain international programs.

On May 24, 2019, the Administration announced an emergency certification authorizing the immediate export of 22 pending arms sales to Jordan, the United Arab Emirates (UAE) and the KSA, waiving the requirement of Congressional Notification of these arms sales. As a result, we were able to obtain the necessary regulatory approvals and licenses for contracts subject to the emergency certification. For those contracts for which we have not yet obtained the regulatory approval and licenses and that were not subject to the emergency certification, we had approximately $1.2 billion of total contract value, recognized approximately $400 million of sales for work performed to date and received approximately $500 million in advances as of December 31, 2019. On a contract-by-contract basis, we had $100 million and $200 million of net contract assets and net contract liabilities, respectively, related to the contracts pending approval.

Impairment losses recognized on our receivables and contract assets were de minimis in 2019, 2018 and 2017.

Contract assets consisted of the following at December 31:

(In millions)	2019	2018
Unbilled	$13,308	$12,058
Progress payments	(7,186)	(6,464)
Total contract assets	$6,122	$5,594

The U.S. government has title to the assets related to unbilled amounts on U.S. government contracts that provide progress payments. Included in contract assets at December 31, 2019 was $24 million which is expected to be collected outside of one year.

Contract assets include retentions arising from contractual provisions. At December 31, 2019, retentions were $94 million. We anticipate collecting $20 million of these retentions in 2020 and the balance thereafter.

In 2019, 2018 and 2017, we recognized revenue of $1,919 million, $1,453 million and $1,434 million related to our contract liabilities at January 1, 2019, January 1, 2018 and January 1, 2017, respectively.

Note 6: Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following at December 31:

(In millions)	2019	2018
Land	$81	$84
Buildings and improvements	3,068	2,835
Machinery and equipment	5,436	4,844
Property, plant and equipment, gross	8,585	7,763
Accumulated depreciation and amortization	(5,232)	(4,923)
Total	$3,353	$2,840

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation and amortization expense of property, plant and equipment, net, was $420 million, $374 million and $350 million in 2019, 2018 and 2017, respectively.

Note 7: Other Assets, Net
Other assets, net, consisted of the following at December 31:

(In millions)	2019	2018
Marketable securities held in trusts(1)	$753	$642
Computer software, net of accumulated amortization of $1,249 and $1,201 at December 31, 2019 and 2018, respectively	252	261
Other intangible assets, net of accumulated amortization of $873 and $760 at December 31, 2019 and 2018, respectively	283	361
Deferred tax asset(2)	534	331
Other noncurrent assets, net	552	429
Total	$2,374	$2,024

(1)	For further details, refer to “Note 14: Pension and Other Employee Benefits.”

(2)	For further details, refer to “Note 15: Income Taxes.”

Computer software amortization expense was $73 million, $75 million and $71 million in 2019, 2018 and 2017, respectively.

Other intangible assets, net, consisted primarily of completed technology, intellectual property and acquired customer relationships. These intangible assets are being amortized over their estimated useful lives which range from 1 to 15 years using either a straight-line or accelerated amortization method based on the pattern of economic benefits we expect to realize from such assets. Amortization expense for other intangible assets was $112 million, $119 million and $129 million in 2019, 2018 and 2017, respectively.

Computer software and other intangible asset amortization expense is expected to be approximately $154 million in 2020, $118 million in 2021, $80 million in 2022, $45 million in 2023 and $27 million in 2024.

Note 8: Commercial Paper and Long-term Debt
Commercial Paper—In 2019, we made net repayments of $300 million to reduce our short-term commercial paper borrowings outstanding to zero at December 31, 2019. At December 31, 2018, short-term commercial paper borrowings outstanding were $300 million, which had a weighted-average interest rate and original maturity period of 2.954% and 16 days, respectively. The commercial paper notes outstanding had original maturities of not more than 90 days from the date of issuance.

Long-term Debt—Long-term debt, including the current portion of long-term debt, consisted of the following at December 31:

(In millions, except percentages)	2019	2018
$500 notes due 2020, 4.40%	$500	$499
$1,000 notes due 2020, 3.125%	999	998
$1,100 notes due 2022, 2.50%	1,097	1,096
$300 notes due 2024, 3.15%	298	298
$382 notes due 2027, 7.20%	374	373
$185 notes due 2028, 7.00%	185	185
$600 notes due 2040, 4.875%	592	592
$425 notes due 2041, 4.70%	420	419
$300 notes due 2044, 4.20%	295	295
Total debt issued and outstanding	$4,760	$4,755

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

The carrying value of long-term debt is recorded at amortized cost. The fair value of long-term debt is determined using quoted prices in inactive markets, which falls within Level 2 of the fair value hierarchy. The estimated fair value of long-term debt was the following at December 31:

(In millions)	2019	2018
Fair value of long-term debt(1)	$5,337	$5,063

(1)	Fair value of long-term debt at December 31, 2019 includes current portion of long-term debt fair value of $1,513 million.

The adjustments to the principal amounts of long-term debt were as follows at December 31:

(In millions)	2019	2018
Principal	$4,792	$4,792
Unamortized issue discounts	(26)	(30)
Unamortized interest rate lock costs	(6)	(7)
Total	$4,760	$4,755

The aggregate amounts of principal payments due on long-term debt for the next five years are:

(In millions)
2020	$1,500
2021	—
2022	1,100
2023	—
2024	300
Thereafter	1,892

In September 2019, we entered into a $1.25 billion revolving credit facility maturing in November 2021 and terminated the previous $1.25 billion revolving credit facility maturing in November 2020 without penalty. Under the credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at December 31, 2019, borrowings would generally bear interest at LIBOR plus 80.5 basis points. The credit facility is composed of commitments from 20 separate highly rated lenders, each committing no more than 10% of the facility. As of December 31, 2019 and December 31, 2018 there were no borrowings or letters of credit outstanding under our credit facilities.

Under the credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 28.0% at December 31, 2019. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that could limit our ability to utilize this facility. We were in compliance with our credit facility covenants as of December 31, 2019 and December 31, 2018.

Total cash paid for interest on commercial paper and long-term debt was $193 million, $194 million and $214 million in 2019, 2018 and 2017, respectively.

Note 9: Leases
We enter into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration, sales and warehousing facilities; information technology equipment; and other equipment. At December 31, 2019 and December 31, 2018, we did not have any finance leases. Approximately 90% of our future lease commitments, and related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

lease liability, relate to our real estate leases. Some of our leases also include options to extend the lease or terminate the lease. A small portion of our leases include variable escalation clauses, which are typically based on CPI rates, or other variable lease-related payments.

The components of lease expense were as follows:

(In millions)	2019	2018	2017
Operating lease cost	$240	$236	$232
Variable lease cost(1)	—	—	—
Sublease income	(1)	(4)	(3)
Total lease cost	$239	$232	$229

(1)	Variable lease cost was less than $1 million for 2019, 2018 and 2017, respectively.

Gains and losses on sale and leaseback transactions were de minimis in 2019, 2018 and 2017.

At December 31, 2019, our future lease payments under non-cancellable leases were as follows:

(In millions)
2020	$242
2021	217
2022	168
2023	116
2024	71
Thereafter	238
Total future lease payments(1)	1,052
Imputed interest	(133)
Total lease liabilities	$919

(1)	Total future lease payments exclude future lease payments related to leases that were signed but had not yet commenced. There were none as of December 31, 2019.

Our lease liabilities recognized in our consolidated balance sheet at December 31, 2019 were as follows:

(In millions)
Operating lease liabilities—current	$213
Operating lease liabilities—noncurrent	706
Total lease liabilities	$919

The weighted-average remaining lease term related to our operating leases was 8 years and 7 years as of December 31, 2019 and December 31, 2018, respectively. The weighted-average discount rate related to our operating leases was 3.1% as of both December 31, 2019 and December 31, 2018.

Other information related to leases was as follows:

(In millions)	2019	2018	2017
Cash paid for amounts included in the measurement of operating lease liabilities	$243	$250	$218
Right-of-use assets obtained in exchange for new operating lease obligations	271	182	239

There were no material restrictions or covenants imposed by our leases at December 31, 2019 or December 31, 2018. In addition, we did not have any related party leases and our sublease transactions were de minimis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(In millions, except percentages)	2019	2018
Total remediation costs—undiscounted	$188	$193
Weighted-average discount rate	5.1%	5.1%
Total remediation costs—discounted	$124	$128
Recoverable portion	81	82

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

Environmental remediation costs expected to be incurred are:

(In millions)
2020	$25
2021	16
2022	13
2023	11
2024	11
Thereafter	112

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

(In millions)	2019	2018
Guarantees	$219	$201
Letters of credit	3,485	2,503
Surety bonds	83	166

We provide guarantees and letters of credit to certain affiliates to assist them in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect our affiliates to satisfy their loans and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of our affiliates failing to meet their obligations. At December 31, 2019, we believe the risk that our affiliates will not be able to meet their obligations is minimal for the foreseeable future based on their current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

financial condition. All obligations were current at December 31, 2019. At both December 31, 2019 and December 31, 2018, we had an estimated liability of $3 million related to these guarantees.

We have entered into industrial cooperation agreements, sometimes in the form of either offset agreements or ICIP agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2019, the aggregate amount of our offset agreements, both agreed to and anticipated to be agreed to, had an outstanding notional value of approximately $9.5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. Historically, we have not been required to pay any penalties of significance.

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

Raytheon has received a subpoena from the Securities and Exchange Commission (SEC) seeking information in connection with an investigation into whether there were improper payments made by Thales-Raytheon Systems (TRS), Raytheon or anyone acting on their behalf in connection with TRS or Raytheon contracts in certain Middle East countries since 2014. Raytheon maintains a rigorous anti-corruption compliance program, is cooperating fully with the SEC’s inquiry, and is examining whether there has been any conduct that is in violation of Raytheon policy. At this point there is no ability to predict the outcome of the SEC’s inquiry. Based on the information available to date, however, we do not believe the results of this inquiry will have a material adverse effect on our financial condition, results of operations or liquidity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11: Redeemable Noncontrolling Interests
Forcepoint is a cybersecurity company that we created in May 2015 as a joint venture with Vista Equity Partners. The joint venture agreement between Raytheon and Vista Equity Partners provided Vista Equity Partners with the ability to liquidate its ownership through a put option, which became exercisable on May 29, 2017. The put option allowed Vista Equity Partners to require Raytheon to purchase all of Vista Equity Partners’ interest in Forcepoint for cash at a price equal to fair value as determined under the joint venture agreement. Vista Equity Partners’ interest in Forcepoint was presented as redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets.

In October 2019, Vista Equity Partners formally exercised its put right to require Raytheon to purchase Vista Equity Partners’ interest in Forcepoint. As a result, the parties engaged in a formal process under the joint venture agreement to determine the fair value, as defined in the joint venture agreement, of such interest. On November 18, 2019, Raytheon completed the acquisition of Vista Equity Partners’ interest in Forcepoint for $588 million in cash. As part of the acquisition, we eliminated the historical adjustments to the carrying value of the redeemable noncontrolling interest of $128 million, with the offset to retained earnings. In addition, we eliminated the carrying value of the redeemable noncontrolling interest of $263 million and recognized a loss in additional paid-in capital of $324 million for the difference between the purchase price and the carrying value, excluding $1 million which was reclassed to AOCL. In addition, the related transaction costs of $4 million were charged to additional paid-in capital. Any reduction to additional paid-in capital in excess of zero was recorded as a reduction to retained earnings.

As discussed in “Note 4: Acquisitions, Divestitures and Goodwill,” in February 2019, we amended and restated the RGNext joint venture agreement and acquired an additional 10% equity ownership in the joint venture, increasing our equity ownership to 60% and giving us control of the operations, with GDIT obtaining only protective rights. As a result, we now consolidate the results of RGNext in our consolidated financial statements. The amendment to the RGNext joint venture agreement provides GDIT with the ability to liquidate its ownership and receive an amount equal to its contributed capital (the redemption value). As such, GDIT’s interest in RGNext is presented as redeemable noncontrolling interest, outside of stockholders’ equity, in our consolidated balance sheets, and is recorded at the greater of its carrying value or the redemption value.

A rollforward of redeemable noncontrolling interests was as follows:

(In millions)	Forcepoint	RGNext	Total
Balance at December 31, 2017	$512	$—	$512
Net income (loss)	(27)	—	(27)
Other comprehensive income (loss), net of tax	(1)	—	(1)
Adjustment of noncontrolling interests to redemption value	(73)	—	(73)
Balance at December 31, 2018	411	—	411
RGNext initial recognition	—	32	32
Net income (loss)	(19)	5	(14)
Other comprehensive income (loss), net of tax(1)	—	—	—
Distributions related to noncontrolling interest	—	(5)	(5)
Adjustment of noncontrolling interests to redemption value	(1)	—	(1)
Acquisition of noncontrolling interest in Forcepoint	(391)	—	(391)
Balance at December 31, 2019	$—	$32	$32

(1)	Other comprehensive income (loss), net of tax, related to Forcepoint was income of less than $1 million in 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

(In millions)	2019	2018	2017
Beginning balance	282.1	288.4	292.8
Stock plans activity	1.1	0.9	1.1
Share repurchases	(4.8)	(7.2)	(5.5)
Ending balance	278.4	282.1	288.4

From time to time, our Board of Directors authorizes the repurchase of shares of our common stock. In November 2015, our Board authorized the repurchase of up to $2.0 billion of our outstanding common stock. In November 2017, our Board also authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At December 31, 2019, we had approximately $0.7 billion available under the 2017 repurchase program. However, the merger agreement with UTC restricts us from repurchasing shares other than to satisfy tax withholding obligations. For more information refer to “Note 2: Proposed Merger with United Technologies Corporation (UTC).”

Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock, RSUs and LTPP awards issued to employees.

Our share repurchases were as follows:

	2019		2018		2017
(In millions)	$	Shares	$	Shares	$	Shares
Shares repurchased under our share repurchase programs	$800	4.4	$1,325	6.7	$800	4.9
Shares repurchased to satisfy tax withholding obligations	69	0.4	93	0.5	85	0.6
Total share repurchases	$869	4.8	$1,418	7.2	$885	5.5

Due to the volume of repurchases made under our share repurchase program in both 2019 and 2018 and the acquisition of Vista Equity Partners’ redeemable noncontrolling interest in Forcepoint in November 2019 as further discussed in “Note 11: Redeemable Noncontrolling Interests,” additional paid-in capital was reduced to zero during 2019 and 2018, with the remainder of the excess of $1,025 million and $1,250 million, respectively, recorded as a reduction to retained earnings.

In March 2019, our Board of Directors authorized an 8.6% increase to our annual dividend payout rate from $3.47 to $3.77 per share. Our Board of Directors declared dividends of $3.77, $3.47 and $3.19 per share in 2019, 2018 and 2017, respectively. Dividends are subject to quarterly approval by our Board of Directors.

Note 13: Stock-based Compensation Plans
On May 30, 2019, our stockholders approved the Raytheon 2019 Stock Plan. The 2019 Stock Plan provides for stock-based awards to be issued as restricted stock, RSUs, stock grants, stock options or stock appreciation rights, including awards based on performance criteria. The plan authorizes the issuance of 2.7 million shares in addition to shares remaining available for awards under the Raytheon 2010 Stock Plan as of December 31, 2018. The total maximum number of shares originally authorized for issuance under the 2019 Stock Plan, the 2010 Stock Plan and other prior Raytheon plans is 44.5 million. The 2019 Stock Plan provides that awards to our officers, employees and consultants are generally granted by the Management Development and Compensation Committee (MDCC) of our Board of Directors and are compensatory in nature, while awards to our non-employee directors are granted by the Board’s Governance and Nominating Committee. Shares issued to fulfill the stock-based awards will be funded through the issuance of shares under the 2019 Stock Plan. Each stock-based award is subject to the change in control provision in the related agreement. At December 31, 2019, there were 8.0 million shares available for new awards and 2.8 million shares outstanding under the 2019 Stock Plan, the 2010 Stock Plan and other prior Raytheon plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-based compensation expense and the associated tax benefit recognized were as follows:

(In millions)	2019	2018	2017
Stock-based compensation expense
Restricted stock expense	$99	$98	$94
RSU expense	35	32	28
LTPP expense	37	36	38
Total stock-based compensation expense	$171	$166	$160
Stock-based tax benefit recognized	35	29	30

At December 31, 2019, there was $186 million of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.5 years.

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

Restricted stock and RSU activity was as follows:

	Shares/units (in thousands)	Weighted-average grant date fair value per share
Outstanding at December 31, 2016	3,294	$106.56
Granted	1,025	152.93
Vested	(1,194)	91.77
Forfeited	(229)	120.33
Outstanding at December 31, 2017	2,896	127.98
Granted	774	212.96
Vested	(977)	112.54
Forfeited	(215)	150.67
Outstanding at December 31, 2018	2,478	158.66
Granted	959	180.05
Vested	(882)	130.35
Forfeited	(166)	172.50
Outstanding at December 31, 2019	2,389	$176.73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total fair value of restricted stock and RSUs vested and the related tax benefit realized were as follows:

(In millions)	2019	2018	2017
Fair value of restricted stock and RSUs vested	$160	$206	$193
Tax benefit realized related to vested restricted stock/RSUs(1)	30	39	63

(1)	Includes $11 million, $18 million and $29 million of excess tax benefits realized in 2019, 2018 and 2017, respectively.

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

The performance goals for the three outstanding performance cycles at December 31, 2019 are independent of each other and based on three metrics, as defined in the LTPP award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers.

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

The assumptions used in the Monte Carlo model for the TSR portion of the LTPP awards granted during each year were as follows:

	2019	2018	2017
Expected stock price volatility	18.48%	16.87%	18.74%
Peer group stock price volatility	20.67%	18.41%	20.01%
Correlations of returns	54.49%	52.49%	56.55%
Risk free interest rate	2.49%	2.21%	1.53%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LTPP award activity was as follows(1):

	Units (in thousands)	Weighted-average grant date fair value per share
Outstanding at December 31, 2016	665	$110.32
Granted	142	152.29
Increase due to expected performance	193	125.14
Vested	(273)	97.59
Forfeited	(4)	137.57
Outstanding at December 31, 2017	723	127.16
Granted	117	205.76
Increase due to expected performance	71	135.27
Vested	(303)	112.15
Forfeited	(24)	164.58
Outstanding at December 31, 2018	584	150.15
Granted	145	176.13
Increase due to expected performance	96	187.90
Vested	(236)	120.52
Forfeited	(10)	170.42
Outstanding at December 31, 2019	579	$174.72

(1)
This table excludes dividend equivalent units outstanding of 33 thousand at both December 31, 2019 and December 31, 2018 and 28 thousand at December 31, 2017, based on expected performance at each reporting date.

The total fair value of LTPP awards vested and the related tax benefit realized were as follows:

(In millions)	2019	2018	2017
Fair value of LTPP awards vested	$45	$67	$44
Tax benefit realized related to vested LTPP awards(1)	10	24	15

(1)	Includes $3 million, $13 million and $7 million of excess tax benefits realized in 2019, 2018 and 2017, respectively.

Forcepoint Plans
In 2015, Forcepoint established long-term incentive plans that provide for awards of unit appreciation rights and profits interests in the Forcepoint entity to its management and key employees. Awards are approved by the Board of Forcepoint. These awards vest over a specified period of time and settlement is subject to a liquidity event defined as either a change in control or an initial public offering of the entity. In 2019, Forcepoint issued 11 thousand unit appreciation rights, 8 thousand were forfeited, and 24 thousand were outstanding at December 31, 2019. Also in 2019, Forcepoint issued 37 thousand profits interests, 34 thousand were forfeited, and 119 thousand were outstanding at December 31, 2019. At December 31, 2019, there were 174 thousand and 29 thousand combined unit appreciation rights and/or profits interests authorized and available for issuance, respectively, under these plans. The fair value of the awards is determined using the Black-Scholes valuation model and compensation expense is recognized over the requisite service period when achievement of the liquidity event is considered probable. In certain limited circumstances other vesting conditions may apply and the impact attributable to these vesting conditions was expense of $13 million in 2019, income of $1 million in 2018 and expense of $13 million in 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted-average assumptions used in the Black-Scholes model and the weighted-average grant date fair value for the Forcepoint awards granted were as follows:

	2019	2018	2017
Unit Price	$1,244.48	$1,508.01	$1,101.31
Expected life (in years)	1.99	3.01	2.29
Expected unit price volatility	39.19%	43.66%	49.51%
Risk free interest rate	2.06%	2.69%	1.46%
Dividend yield	—%	—%	—%
Grant date fair value	$368.61	$486.94	$339.72
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

The fair value of plan assets for our domestic and foreign Pension Benefits plans was as follows:

(In millions)	2019	2018
Domestic Pension Benefits plan	$20,366	$18,488
Foreign Pension Benefits plan	951	833

We maintain a defined contribution plan that includes a 401(k) plan. Covered employees hired or rehired on or after January 1, 2007 are eligible for a Company contribution based on age and service, instead of participating in our pension plans. These and other covered employees are eligible to contribute up to a specific percentage of their pay to the 401(k) plan, subject to IRS compensation and contribution limits. We match the employee contributions. The match is generally 3% or 4% of the employee’s pay and is invested in the same way as the employee contributions. Total expense for our contributions was $357 million, $326 million and $303 million in 2019, 2018 and 2017, respectively.

At December 31, 2019 and December 31, 2018, there was $20.6 billion and $17.0 billion invested in our defined contribution plan, respectively. At December 31, 2019 and December 31, 2018, $2.1 billion and $1.6 billion of these amounts were invested in our stock fund, respectively.

We also sponsor nonqualified defined benefit and defined contribution plans to provide benefits in excess of qualified plan limits. We have set aside certain assets in separate trusts, which we expect to be used to pay for trust obligations. The fair value of marketable securities held in trusts, which are considered Level 1 assets under the fair value hierarchy, consisted of the following at December 31:

(In millions)	2019	2018
Marketable securities held in trusts	$753	$642

Included in marketable securities held in trusts in the table above was $476 million and $420 million at December 31, 2019 and December 31, 2018, respectively, related to the nonqualified defined contribution plans. The liabilities related to the nonqualified defined contribution plans were $489 million and $431 million at December 31, 2019 and December 31, 2018, respectively.

We also maintain additional contractual pension benefits agreements for certain executive officers. The liability associated with such agreements was $39 million and $36 million at December 31, 2019 and December 31, 2018, respectively.

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

We made the following contributions to our pension and PRB plans during the years ended December 31:

(In millions)	2019	2018	2017
Required pension contributions	$343	$889	$615
Discretionary pension contributions	—	1,250	1,000
PRB contributions	37	22	27
Total	$380	$2,161	$1,642

We periodically evaluate whether to make additional discretionary contributions. We did not make any discretionary pension contributions in 2019. We made a $1.25 billion discretionary pension contribution in third quarter 2018 and elected to apply approximately $1 billion to partially offset required contributions in 2019 and 2020, roughly split evenly between the two years. We expect to make required contributions of approximately $319 million and $50 million to our pension and PRB plans, respectively, in 2020.

The table below reflects the total Pension Benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. PRB benefits expected to be paid reflect our portion only.

(In millions)	Pension Benefits	PRB
2020	$1,984	$61
2021	1,874	58
2022	1,806	55
2023	1,646	53
2024	1,583	50
Thereafter (next 5 years)	7,641	218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Defined Benefit Retirement Plan Summary Financial Information
The tables below outline the components of net periodic benefit expense (income) of our domestic and foreign Pension Benefits and PRB plans.

	Pension Benefits
Components of Net Periodic Pension Expense (Income) (in millions)	2019	2018	2017
Operating expense
Service cost	$420	$504	$473
Non-operating expense
Interest cost	1,046	1,004	1,088
Expected return on plan assets	(1,436)	(1,435)	(1,377)
Amortization of prior service cost	5	6	5
Amortization of net actuarial loss	1,050	1,351	1,177
Loss recognized due to settlements	1	286	1
Total pension non-service expense	666	1,212	894
Net periodic pension expense (income)	$1,086	$1,716	$1,367

Net periodic pension expense (income) includes income from foreign Pension Benefits plans of $3 million in 2019, income of $8 million in 2018 and expense of $2 million in 2017.

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

	PRB
Components of Net Periodic PRB Expense (Income) (in millions)	2019	2018	2017
Operating expense
Service cost	$3	$5	$6
Non-operating expense
Interest cost	28	27	30
Expected return on plan assets	(18)	(21)	(21)
Amortization of prior service cost	—	—	(1)
Amortization of net actuarial loss	10	11	10
Loss recognized due to settlements	2	1	1
Total PRB non-service expense	22	18	19
Net periodic PRB expense (income)	$25	$23	$25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Pension Benefits		PRB
Funded Status – Amounts Recognized on our Balance Sheets (in millions) December 31:	2019	2018	2019	2018
Noncurrent assets	$174	$126	$—	$—
Current liabilities	(160)	(150)	(18)	(18)
Noncurrent liabilities	(7,687)	(6,111)	(369)	(354)
Net amount recognized on our balance sheets	$(7,673)	$(6,135)	$(387)	$(372)

	Pension Benefits		PRB
Reconciliation of Amounts Recognized on our Balance Sheets (in millions) December 31:	2019	2018	2019	2018
Accumulated other comprehensive loss:
Prior service (cost) credit	$(23)	$(27)	$—	$—
Net actuarial loss	(11,389)	(10,590)	(148)	(121)
Accumulated other comprehensive loss	(11,412)	(10,617)	(148)	(121)
Accumulated contributions in excess of (below) net periodic expense	3,739	4,482	(239)	(251)
Net amount recognized on our balance sheets	$(7,673)	$(6,135)	$(387)	$(372)

	Pension Benefits		PRB
Sources of Change in Accumulated Other Comprehensive Loss (in millions)	2019	2018	2019	2018
Prior service (cost) credit arising during period	$(1)	$(10)	$—	$—
Amortization of prior service cost (credit) included in net income	5	6	—	—
Net change in prior service (cost) credit not recognized in net income during the period	4	(4)	—	—
Actuarial gain (loss) arising during period	(1,847)	(630)	(39)	4
Amortization of net actuarial (gain) loss	1,050	1,351	10	11
Loss recognized due to settlements	1	286	2	1
Net change in actuarial gain (loss) not included in net income during the period	(796)	1,007	(27)	16
Effect of exchange rates	(3)	9	—	—
Total change in accumulated other comprehensive loss during period	$(795)	$1,012	$(27)	$16

The amounts in AOCL at December 31, 2019 expected to be recognized as components of net periodic pension or PRB expense in 2020 are as follows:

(In millions)	Pension Benefits	PRB
Amortization of net actuarial gain (loss)	$(1,197)	$(13)
Amortization of prior service (cost) credit	(4)	—
Total	$(1,201)	$(13)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The projected benefit obligation (PBO) represents the present value of Pension Benefits earned through the end of the year, with an allowance for future salary increases. The accumulated benefit obligation (ABO) is similar to the PBO, but does not provide for future salary increases. The PBO, ABO and asset values for our domestic qualified pension plans were as follows:

(In millions)	2019	2018
PBO for domestic qualified pension plans	$26,597	$23,359
ABO for domestic qualified pension plans	24,213	21,595
Asset values for domestic qualified pension plans	20,366	18,488

The PBO and fair value of plan assets for Pension Benefits plans with PBOs in excess of plan assets were $27,994 million and $20,146 million, respectively, at December 31, 2019 and $24,561 million and $18,300 million, respectively, at December 31, 2018.

The ABO and fair value of plan assets for Pension Benefits plans with ABOs in excess of plan assets were $25,313 million and $20,146 million, respectively, at December 31, 2019 and $22,554 million and $18,300 million, respectively, at December 31, 2018. The ABO for all Pension Benefits plans was $26,307 million and $23,447 million at December 31, 2019 and December 31, 2018, respectively.

The tables below provide a reconciliation of benefit obligations, plan assets and related actuarial assumptions of our domestic and foreign Pension Benefits and PRB plans.

	Pension Benefits		PRB
Change in Projected Benefit Obligation (in millions)	2019	2018	2019	2018
PBO at beginning of year	$25,456	$28,569	$672	$745
Service cost	420	504	3	5
Interest cost	1,046	1,004	28	27
Plan participants’ contributions	4	6	58	49
Amendments	1	10	—	—
Plan settlements	(7)	(474)	(9)	(10)
Actuarial loss (gain)	3,926	(1,580)	71	(39)
Foreign exchange loss (gain)	24	(56)	—	—
Benefits paid	(1,880)	(2,527)	(112)	(105)
PBO at end of year	$28,990	$25,456	$711	$672

The PBO for our domestic and foreign Pension Benefits plans was $28,108 million and $882 million, respectively, at December 31, 2019 and $24,656 million and $800 million, respectively, at December 31, 2018.

	Pension Benefits		PRB
Change in Plan Assets (in millions)	2019	2018	2019	2018
Fair value of plan assets at beginning of year	$19,321	$21,002	$300	$358
Actual return (loss) on plan assets	3,516	(775)	50	(14)
Company contributions	343	2,139	37	22
Plan participants’ contributions	4	6	58	49
Plan settlements	(7)	(474)	(9)	(10)
Foreign exchange gain (loss)	20	(50)	—	—
Benefits paid	(1,880)	(2,527)	(112)	(105)
Fair value of plan assets at end of year	$21,317	$19,321	$324	$300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Retirement Plan Assumptions
The tables below outline the actuarial assumptions of our domestic and foreign Pension Benefits and PRB plans.

	Pension Benefits
Weighted-Average Net Periodic Benefit Cost Assumptions	2019	2018	2017
Discount rate	4.28%	3.68%	4.31%
Expected long-term rate of return on plan assets	7.38%	7.38%	7.39%
Rate of compensation increase
Range	2%–7%	2%–7%	2%–7%
Average	4.43%	4.43%	4.43%

	PRB
Weighted-Average Net Periodic Benefit Cost Assumptions	2019	2018	2017
Discount rate	4.31%	3.72%	4.28%
Expected long-term rate of return on plan assets	6.25%	6.25%	6.25%
Rate of compensation increase
Range	2%–7%	2%–7%	2%–7%
Average	4.50%	4.50%	4.50%
Health care trend rate*	4.00%	4.00%	4.00%

 * Currently at the ultimate trend rate.

	Pension Benefits		PRB
Weighted-Average Year-End Benefit Obligation Assumptions	2019	2018	2019	2018
Discount rate	3.25%	4.28%	3.29%	4.31%
Rate of compensation increase
Range	3%–8%	2%–7%	3%–8%	2%–7%
Average	4.40%	4.40%	4.50%	4.50%
Health care trend rate*			3.50%	4.00%

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

The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle our pension and PRB obligations. The discount rate assumption is determined by using a theoretical bond portfolio model consisting of bonds rated AA or better by Moody’s Investors Service for which the timing and amount of cash flows approximate the estimated benefit payments for each of our pension plans. The weighted-average year-end benefit obligation discount rate for our domestic Pension Benefits plans was 3.29% and 4.33% at December 31, 2019 and December 31, 2018, respectively. Our foreign Pension Benefits plan assumptions have been included in the Pension Benefits assumptions in the table above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The reasonable range of long-term returns that was used to validate the long-term ROA assumption for the calculation of the net periodic benefit cost for 2019, 2018 and 2017 is shown below.

Percentile	2019	2018	2017
35th	5.49%	5.67%	5.82%
65th	7.57%	7.81%	7.96%

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

Our domestic pension plans’ actual rates of return were approximately 19%, (4)% and 15% for 2019, 2018 and 2017, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred gains and losses.

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

The effect of a 1% increase or decrease in the assumed health care trend rate for each future year on total service cost and interest cost is less than a $1 million increase or decrease and on the accumulated postretirement benefit obligation is a $4 million increase or decrease.

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

The investment policy asset allocation ranges for the Plan, as set by the Investment Committee, for the year ended December 31, 2019 were as follows:

Asset Category
Global equity (combined U.S. and international equity)	30%-60%
U.S. equities	20%-35%
International equities	10%-25%
Fixed income	20%-45%
Cash and cash equivalents	0%-10%
Private equity and private real estate funds	10%-20%
Real assets	0%-4%
Other (including absolute return funds)	5%-15%

The Investment Committee appoints the investment fiduciary, who is responsible for making investment decisions within the framework of the Investment Policy, for setting the long-term target allocation within the investment policy asset allocation ranges and for supervising the internal pension investment team. The pension investment team is comprised of experienced investment professionals, who are all employees of the Company. The investment fiduciary reports back to the Investment Committee. The investment fiduciary may seek authorization from the Investment Committee to change the asset allocation ranges with a focus on managing the Plan in a prudent manner.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

managers’ policies and processes. Investment performance is monitored frequently against appropriate benchmarks and within a compliance framework with the assistance of third-party performance measurement and evaluation tools, analytics and metrics.

Consistent with managing the Plan in a prudent manner, multiple investment strategies are employed to diversify risk such that no single investment or manager holding represents a significant exposure to the total investment portfolio. Plan assets are invested in numerous strategies with the intent to build a diversified portfolio. Plan assets can be invested in funds that track an index and are designed to achieve broad market diversification. The Plan had $4.6 billion invested in such funds across seven indices as of December 31, 2019. Excluding funds that track an index, no individual investment strategy represented more than 5% of the Plan as of December 31, 2019. Further, within each separate account strategy, guidelines are established which set forth the list of authorized investments, the typical portfolio characteristics and diversification required by limiting the amount that can be invested by sector, country and issuer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of our Plan assets by asset category and by level (as described in “Note 1: Summary of Significant Accounting Policies”) at December 31, 2019 and December 31, 2018 were as follows:

December 31, 2019 (in millions)	Total	Level 1	Level 2	Level 3	Not subject to leveling(7)
U.S. equities(1)	$5,563	$715	$—	$—	$4,848
International equities(1)	3,403	2,838	13	—	552
Real assets(2)	157	—	—	—	157
Fixed income
U.S. government and agency securities	2,026	1,836	190	—	—
Corporate debt securities/instruments(3)	3,039	378	2,308	—	353
Global multi-sector fixed income(4)	303	303	—	—	—
Securitized and structured credit(5)	573	—	—	—	573
Cash and cash equivalents(6)	603	43	—	—	560
Absolute return funds	1,564	—	—	—	1,564
Private equity funds	1,579	—	—	—	1,579
Private real estate funds	1,403	—	—	—	1,403
Insurance contracts	32	—	—	32	—
Total investments	20,245	6,113	2,511	32	11,589
Net receivables and payables	121	—	—	—	121
Total assets	$20,366	$6,113	$2,511	$32	$11,710

(1)	U.S. and International equities primarily include investments across the spectrum of large, medium and small market capitalization stocks.

(2)	Real assets primarily include investments in physical and permanent assets, including infrastructure.

(3)	Corporate debt securities/instruments primarily include investments in investment grade and non-investment grade fixed income securities.

(4)
Global multi-sector fixed income primarily includes investments that invest globally among several sectors including governments, investment grade corporate bonds, high yield corporate bonds and emerging market securities.

(5)
Securitized and structured credit primarily includes investments that pool together various cash flow producing financial assets that are structured in a way that can achieve desired targeted credit, maturity or other characteristics and are typically collateralized by residential mortgages, commercial mortgages and other assets, and other fixed income related securities.

(6)
Cash and cash equivalents are primarily investments in highly liquid money market funds and bank sponsored collective funds. Included in cash and cash equivalents is excess cash in investment manager accounts which is available for immediate use and is used to fund daily operations and execute the investment policy. Excess cash in investment manager accounts is not considered to be part of the cash target allocation set forth in the investment policy.

(7)
Receivables, payables and certain investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amount presented for the total domestic pension benefits plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2018 (in millions)	Total	Level 1	Level 2	Level 3	Not subject to leveling(7)
U.S. equities(1)	$4,701	$2,189	$—	$—	$2,512
International equities(1)	3,141	2,522	4	—	615
Real assets(2)	53	—	—	—	53
Fixed income
U.S. government and agency securities	1,923	1,727	196	—	—
Corporate debt securities/instruments(3)	2,907	329	2,088	—	490
Global multi-sector fixed income(4)	400	400	—	—	—
Securitized and structured credit(5)	534	—	—	—	534
Cash and cash equivalents(6)	486	39	—	—	447
Absolute return funds	1,432	—	—	—	1,432
Private equity funds	1,419	—	—	—	1,419
Private real estate funds	1,264	—	—	—	1,264
Insurance contracts	31	—	—	31	—
Total investments	18,291	7,206	2,288	31	8,766
Net receivables and payables	197	—	—	—	197
Total assets	$18,488	$7,206	$2,288	$31	$8,963

(1)	U.S. and International equities primarily include investments across the spectrum of large, medium and small market capitalization stocks.

(2)	Real assets primarily include investments in physical and permanent assets, including infrastructure.

(3)	Corporate debt securities/instruments primarily include investments in investment grade and non-investment grade fixed income securities.

(4)
Global multi-sector fixed income primarily includes investments that invest globally among several sectors including governments, investment grade corporate bonds, high yield corporate bonds and emerging market securities.

(5)
Securitized and structured credit primarily includes investments that pool together various cash flow producing financial assets that are structured in a way that can achieve desired targeted credit, maturity or other characteristics and are typically collateralized by residential mortgages, commercial mortgages and other assets, and other fixed income related securities.

(6)
Cash and cash equivalents are primarily investments in highly liquid money market funds and bank sponsored collective funds. Included in cash and cash equivalents is excess cash in investment manager accounts which is available for immediate use and is used to fund daily operations and execute the investment policy. Excess cash in investment manager accounts is not considered to be part of the cash target allocation set forth in the investment policy.

(7)
Receivables, payables and certain investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amount presented for the total domestic pension benefits plan assets.

The Plan limits the use of derivatives through direct or separate account investments such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is limited to hedging or adjusting market exposure in a non-speculative manner. The fair market value of the Plan’s derivatives through direct or separate account investments was approximately $(8) million and $6 million as of December 31, 2019 and December 31, 2018, respectively.

In addition, assets are held in trust for non-U.S. Pension Benefits plans, primarily in the U.K. and Canada, which are governed in accordance with specific jurisdictional requirements. Investments in the non-U.S. Pension Benefits plans consist primarily of fixed income and equities and had a fair market value of $951 million and $833 million at December 31, 2019 and December 31, 2018, respectively. Investments with significant unobservable inputs (Level 3) are immaterial in the non-U.S. Pension Benefits plans.

The fair market value of assets related to our PRB Benefits was $324 million and $300 million as of December 31, 2019 and December 31, 2018, respectively. These assets included $144 million and $141 million at December 31, 2019 and December 31, 2018, respectively, which were invested in the master trust described above and are therefore invested in the same assets described above. The remaining investments are held within Voluntary Employees’ Beneficiary Association (VEBA) trusts. The assets of the VEBA trusts are also overseen by the Investment Committee and managed by the same investment fiduciary that manages the master trust’s investments. These assets are generally invested in mutual funds and are valued primarily using quoted prices in active markets (Level 1). There were no Level 3 investments in the VEBA trusts at December 31, 2019 or December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below details assets by category for our VEBA trusts. These assets consisted primarily of publicly-traded equity securities and publicly-traded fixed income securities.

	% of Plan Assets at Dec 31:
Asset category	2019	2018
Fixed income securities	43%	42%
U.S. equities	38%	36%
International equities	10%	10%
Cash and cash equivalents	9%	12%
Total	100%	100%

Note 15: Income Taxes
The provision for federal and foreign income taxes consisted of the following:

(In millions)	2019	2018	2017
Current income tax expense (benefit)
Federal	$638	$245	$822
Foreign	48	43	40
State	—	—	—
Deferred income tax expense (benefit)
Federal	(26)	(42)	235
Foreign	1	15	18
State	(3)	3	(1)
Total	$658	$264	$1,114

The expense for income taxes differed from the U.S. statutory rate due to the following:

	2019	2018	2017
Statutory tax rate	21.0%	21.0%	35.0%
Foreign derived intangible income (FDII)	(3.3)	(4.2)	—
Research and development tax credit (R&D tax credit)	(2.3)	(2.4)	(1.5)
Equity compensation	(0.3)	(1.0)	(1.2)
Foreign income tax rate differential	0.8	1.3	0.2
Prior year true-up	0.4	(1.1)	0.1
Tax benefit related to discretionary pension contributions	—	(3.0)	—
R&D tax credit claims related to the 2014–2017 tax years	—	(2.1)	—
Irish restructuring	—	(2.0)	—
Change in valuation allowance	—	2.0	—
Domestic manufacturing deduction benefit	—	—	(2.5)
Remeasurement of deferred taxes	—	—	3.2
One-time transition tax on previously undistributed foreign earnings	—	—	2.3
Other items, net	0.2	(0.1)	0.2
Effective tax rate	16.5%	8.4%	35.8%

In 2017, the Tax Cuts and Jobs Act of 2017 (2017 Act) was enacted, which reduced the U.S. corporate tax rate from 35% to 21% effective in 2018. See below for a detailed discussion of the 2017 Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the fourth quarter of 2018, Forcepoint completed an Irish restructuring transaction resulting in a deferred tax asset of approximately $63 million. We have evaluated both the positive and negative evidence to support our ability to realize the deferred tax asset associated with the restructuring. We believe it is more likely than not that the benefit from this restructuring transaction will not be realized. Accordingly, we provided a valuation allowance of $63 million in the fourth quarter of 2018 on the deferred tax asset related to this transaction.

In the third quarter of 2018, the Company recognized a net tax benefit of $110 million related to the completion of the 2017 tax return and additional amended R&D tax credit claims related to the 2014–2016 tax years.

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

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. All IRS examinations related to originally filed returns are closed through the 2016 tax year. In 2018, we amended tax returns for tax years 2014–2016 to reflect refund claims related to increased R&D tax credits, which will be subject to audit. We are also under audit by multiple state and foreign tax authorities.

(In millions)	2019	2018	2017
Domestic income from continuing operations before taxes	$3,889	$2,937	$3,027
Foreign income from continuing operations before taxes	97	210	86

We will generally be free of additional U.S. federal tax consequences on distributed foreign subsidiary earnings due to a dividends received deduction implemented as part of the move to a territorial tax system for earnings distributed after January 1, 2018. We provide for foreign withholding taxes to the extent applicable to distributions of foreign earnings. We continue to assert indefinite reinvestment on outside basis differences generated on or before December 31, 2017. No provision has been made for U.S. deferred taxes related to any remaining historical outside basis differences in our non-U.S. subsidiaries. Determination of the amount of unrecognized deferred tax liability on outside basis differences is not practicable because these differences primarily relate to non-earnings and profits (E&P) book tax differences, such as acquisition accounting, and could be recognized upon a sale or other transactions of a subsidiary.

We made (received) the following net tax payments (refunds) during the years ended December 31:

(In millions)	2019	2018	2017
Federal	$754	$(69)	$765
Foreign	43	63	77
State	34	23	36

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

The balance of our unrecognized tax benefits, exclusive of interest, was $227 million and $92 million at December 31, 2019 and December 31, 2018, respectively, the majority of which would affect our earnings if recognized. The increase in the balance of our unrecognized tax benefits is related to positions taken on state tax returns.

We accrue interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties recognized during 2019, 2018 and 2017 and accrued as of December 31, 2019 and December 31, 2018 were de minimis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A rollforward of our unrecognized tax benefits was as follows:

(In millions)	2019	2018	2017
Unrecognized tax benefits, beginning of year	$92	$9	$7
Additions based on current year tax positions	46	20	1
Additions based on prior year tax positions	90	68	4
Reductions based on prior year tax positions	—	(5)	(1)
Settlements based on prior year tax positions	(1)	—	(2)
Unrecognized tax benefits, end of year	$227	$92	$9

With the exception of Forcepoint, we generally defer our state income tax expense to the extent we can recover this expense through the pricing of our products and services to the U.S. government. We include this deferred amount in prepaid expenses and other current assets until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. government. Current state income tax expense allocated to our contracts was $31 million, $18 million and $32 million in 2019, 2018 and 2017, respectively. We include state income tax expense allocated to our contracts in administrative and selling expenses.

Deferred income taxes consisted of the following at December 31:

(In millions)	2019	2018
Noncurrent deferred tax assets (liabilities)
Accrued employee compensation and benefits	$246	$209
Other accrued expenses and reserves	(21)	77
Contract balances and inventories	(611)	(494)
Pension benefits	1,701	1,306
Other retiree benefits	68	67
Operating lease right-of-use assets	(204)	(187)
Operating lease liabilities	214	196
Net operating loss and tax credit carryforwards	405	83
Depreciation and amortization	(921)	(827)
Partnership outside basis difference	(25)	(29)
Other	21	12
Valuation allowance	(360)	(84)
Deferred income taxes—noncurrent	$513	$329

As of December 31, 2019, we had U.S. federal, foreign and state net operating loss (NOL) carryforwards related to Forcepoint of $106 million, $67 million and $285 million, respectively, which expire at various dates through 2037. We believe it is more likely than not that the majority of the deferred tax asset will be realized to the extent of existing deferred tax liabilities.

We also had foreign NOL carryforwards unrelated to Forcepoint of $87 million as of December 31, 2019, of which the majority may be carried forward indefinitely. The NOL carryforwards are primarily generated in the U.K., France, Saudi Arabia, and Guam. We have sufficient taxable income to realize these deferred tax assets in the U.K.; however, we believe it is more likely than not that the benefit from the foreign NOL carryforwards in France, Saudi Arabia and Guam will not be realized and provided a valuation allowance of $18 million related to these deferred tax assets. The total valuation allowance recorded in 2019 related to NOL carryforwards was $14 million.

As of December 31, 2019, we also had state tax credit carryforwards of $336 million, of which $326 million expire at various dates through 2039 and $10 million may be carried forward indefinitely. We believe it is more likely than not that the benefit from the majority of these state tax credit carryforwards will not be realized and have provided a valuation allowance of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$241 million on the deferred tax asset related to these carryforwards in 2019, which was recorded through administrative and selling expenses. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2019, will be recognized through administrative and selling expenses as these benefits can generally be recovered through the pricing of products and services to the U.S. government in the period in which the credit is utilized.

The Tax Cuts and Jobs Act
On December 22, 2017, the President signed the Tax Cuts and Jobs Act of 2017 (2017 Act) which enacted a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduced the U.S. corporate statutory federal tax rate to 21% effective in 2018, eliminated the domestic manufacturing deduction benefit and introduced other tax base broadening measures, changed rules for expensing and capitalizing business expenditures, established a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provided for a one-time transition tax on previously undistributed foreign earnings, and introduced new rules for the treatment of certain foreign income, including FDII.

Also on December 22, 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118 (SAB 118), which provided companies with additional guidance on how to account for the 2017 Act in their financial statements, allowing companies to use a measurement period. As of December 31, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances to reflect the new 21% corporate income tax rate under the 2017 Act and the one-time transition tax on previously undistributed foreign earnings and recognized provisional amounts totaling $171 million in accordance with SAB 118, which was included as a component of income tax expense from continuing operations. As of December 31, 2018, we had finalized our provisional estimates for the remeasurement of our existing U.S. deferred tax balances and the one-time transition tax for which we recorded a $1 million tax benefit in 2018.

Deferred tax assets and liabilities—At the date of enactment, the Company had a net deferred tax asset for the difference between the tax basis and the book basis of the U.S. assets and liabilities. Due to the 2017 Act, the future impact associated with the reversal of the net deferred tax asset will be subject to tax at a lower corporate tax rate. Consequently in 2017, we recorded a tax expense of $100 million to reduce the Company’s deferred tax asset due to the remeasurement of the U.S. deferred tax assets and liabilities for the reduction in the corporate tax rate from 35% to 21%. At December 31, 2018, we finalized our provisional estimate for the remeasurement of our existing deferred tax balances with no additional adjustment.

Transition tax—The one-time transition tax is based on our total post-1986 E&P for which we have previously deferred U.S. income taxes. In 2017, we recorded a provisional amount for our one-time transition tax liability, using an applicable tax rate of 15.5%, resulting in an increase in income tax expense of $71 million after accounting for foreign tax credits. In 2018, we recorded a $1 million tax benefit to finalize our provisional calculation for the one-time transition tax for foreign E&P. This refinement was a result of completing the data gathering and analysis based on the 2017 Act and guidance issued to date in 2018, including IRS Notices 2018-07, 2018-13 and 2018-26. No provision has been made for deferred taxes related to any remaining historical outside basis differences in our non-U.S. subsidiaries as we continue to assert indefinite reinvestment on outside basis differences not related to amounts that have been previously taxed in the U.S. or undistributed earnings generated after December 31, 2017.

In addition to the changes described above, the 2017 Act imposes a U.S. tax on global intangible low taxed income (GILTI) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. The Company made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Forcepoint develops cybersecurity products serving commercial and government organizations worldwide. Forcepoint was created in May 2015 as a joint venture of Raytheon and Vista Equity Partners that brought together the capabilities of the legacy Raytheon Cyber Products (RCP) and Websense, Inc. (Websense) businesses. On November 18, 2019, Raytheon acquired Vista Equity Partners’ interest in Forcepoint, such that Forcepoint is now wholly owned by Raytheon. Refer to “Note 11: Redeemable Noncontrolling Interests.” Forcepoint delivers a portfolio of human-centric cybersecurity capabilities that incorporate behavior based insights, including risk adaptive data loss prevention; user and entity behavior analytics (UEBA) and cloud access security broker (CASB) capabilities; insider threat solutions; next-generation firewall (NGFW) technology; cloud and on premise web and email security; and cross domain transfer products.

Segment total net sales and operating income include intersegment sales and profit generally recorded at cost-plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Eliminations include intersegment sales and profit eliminations. Corporate operating income includes expenses that represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance and the allocation of resources to the segment. Acquisition Accounting Adjustments include the adjustments to record acquired deferred revenue at fair value as part of our purchase price allocation process and the amortization of acquired intangible assets related to historical acquisitions.

Segment financial results were as follows:

Total Net Sales (in millions)	2019	2018	2017
Integrated Defense Systems	$6,927	$6,180	$5,804
Intelligence, Information and Services	7,151	6,722	6,177
Missile Systems	8,726	8,298	7,787
Space and Airborne Systems	7,427	6,748	6,430
Forcepoint	658	634	608
Eliminations	(1,712)	(1,514)	(1,423)
Total business segment sales	29,177	27,068	25,383
Acquisition Accounting Adjustments	(1)	(10)	(35)
Total	$29,176	$27,058	$25,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intersegment Sales (in millions)	2019	2018	2017
Integrated Defense Systems	$87	$65	$64
Intelligence, Information and Services	700	666	666
Missile Systems	210	161	132
Space and Airborne Systems	686	596	540
Forcepoint	29	26	21
Total	$1,712	$1,514	$1,423

Operating Income (in millions)	2019	2018	2017
Integrated Defense Systems	$1,111	$1,023	$935
Intelligence, Information and Services(1)	658	538	455
Missile Systems	959	973	1,010
Space and Airborne Systems	991	884	862
Forcepoint	8	5	33
Eliminations	(184)	(170)	(148)
Total business segment operating income	3,543	3,253	3,147
Acquisition Accounting Adjustments	(112)	(126)	(160)
FAS/CAS Operating Adjustment	1,454	1,428	1,303
Corporate and Reclassification(1)(2)	(111)	(17)	(59)
Total	$4,774	$4,538	$4,231

(1)
In the third quarter of 2019, the Company revalued an investment in equity securities of a non-publicly traded company due to the availability of updated pricing data from a recent transaction and recognized a non-cash gain of $14 million. The gain is included in IIS’s operating income in 2019 as it is part of management’s evaluation of the segment’s performance and reclassified to other (income) expense, net on our consolidated statements of operations for financial reporting purposes as the gain is not related to our core operations. No amounts were recorded in 2018 or 2017.

(2)
In the fourth quarter of 2019, we were selected by the U.S. Army for the Lower Tier Air and Missile Defense Sensor (LTAMDS). The net expenses related to the LTAMDS project of $13 million in 2019 are included in Corporate operating income as they are not included in management’s evaluation of business segment results. No amounts were recorded in 2018 or 2017.

Intersegment Operating Income (in millions)	2019	2018	2017
Integrated Defense Systems	$8	$6	$5
Intelligence, Information and Services	68	68	64
Missile Systems	20	15	13
Space and Airborne Systems	67	60	51
Forcepoint	21	21	15
Total	$184	$170	$148

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The pension and PRB components of the FAS/CAS Operating Adjustment were as follows:

(In millions)	2019	2018	2017
FAS/CAS Pension Operating Adjustment	$1,439	$1,415	$1,291
FAS/CAS PRB Operating Adjustment	15	13	12
FAS/CAS Operating Adjustment	$1,454	$1,428	$1,303

Capital Expenditures (in millions)	2019	2018	2017
Integrated Defense Systems	$309	$242	$200
Intelligence, Information and Services	50	46	22
Missile Systems	232	337	221
Space and Airborne Systems	304	136	158
Forcepoint	17	13	14
Corporate	28	24	19
Total(1)	$940	$798	$634

(1)	Total capital expenditures may not agree to our consolidated statements of cash flows due to non-cash transactions.

Depreciation and Amortization (in millions)	2019	2018	2017
Integrated Defense Systems	$118	$98	$98
Intelligence, Information and Services	49	51	50
Missile Systems	129	98	84
Space and Airborne Systems	132	140	132
Forcepoint	14	17	17
Acquisition Accounting Adjustments	111	116	125
Corporate	52	48	44
Total	$605	$568	$550

Total Assets (in millions)	2019	2018(2)
Integrated Defense Systems(1)	$5,103	$4,826
Intelligence, Information and Services(1)	4,291	4,238
Missile Systems(1)	8,408	8,229
Space and Airborne Systems(1)	6,979	6,740
Forcepoint(1)	2,424	2,529
Corporate	7,361	6,108
Total	$34,566	$32,670

(1)	Total assets includes intangible assets. Related amortization expense is included in Acquisition Accounting Adjustments.

(2)	Amounts have been recast to reflect the adoption of ASU 2016-02, Leases (Topic 842). Operating lease right-of-use assets are all recorded at Corporate.

Property, Plant and Equipment, Net, by Geographic Area (in millions)	2019	2018
United States	$3,251	$2,751
All other (principally Europe)	102	89
Total	$3,353	$2,840

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We disaggregate our revenue from contracts with customers by geographic location, customer-type and contract-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	2019
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$897	$1,035	$3,175	$2,696	$179	$—	$7,982
Cost-type contracts	1,854	4,461	2,986	2,812	16	—	12,129
Direct commercial sales and other U.S. sales
Fixed-price contracts	6	122	33	121	175	—	457
Cost-type contracts	—	22	—	3	1	—	26
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	174	245	487	163	—	—	1,069
Cost-type contracts	70	37	58	33	—	—	198
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	719	181	169	238	67	—	1,374
Cost-type contracts	78	—	2	—	—	—	80
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	740	12	594	322	—	—	1,668
Cost-type contracts	290	21	11	84	—	—	406
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	1,221	39	592	43	34	—	1,929
Cost-type contracts	—	—	92	—	—	—	92
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	555	1	138	68	—	—	762
Cost-type contracts	50	—	37	8	—	—	95
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	176	230	139	150	156	—	851
Cost-type contracts	10	45	3	—	—	—	58
Total net sales	6,840	6,451	8,516	6,741	628	—	29,176
Intersegment sales	87	700	210	686	29	(1,712)	—
Acquisition Accounting Adjustments	—	—	—	—	1	(1)	—
Reconciliation to business segment sales	$6,927	$7,151	$8,726	$7,427	$658	$(1,713)	$29,176

(1)	Excludes foreign military sales through the U.S. government.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2019
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$2,757	$5,640	$6,194	$5,632	$371	$20,594
Asia/Pacific	1,041	463	716	434	67	2,721
Middle East and North Africa	2,251	72	1,289	449	34	4,095
All other (principally Europe)	791	276	317	226	156	1,766
Total net sales	$6,840	$6,451	$8,516	$6,741	$628	$29,176

	2019
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$2,751	$5,496	$6,161	$5,508	$195	$20,111
U.S. direct commercial sales and other U.S. sales	6	144	33	124	176	483
Foreign military sales through the U.S. government	1,879	316	1,325	678	—	4,198
Foreign direct commercial sales and other foreign sales(1)	2,204	495	997	431	257	4,384
Total net sales	$6,840	$6,451	$8,516	$6,741	$628	$29,176

(1)	Excludes foreign military sales through the U.S. government.

	2019
Total Net Sales by Contract-Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$4,488	$1,865	$5,327	$3,801	$611	$16,092
Cost-type contracts	2,352	4,586	3,189	2,940	17	13,084
Total net sales	$6,840	$6,451	$8,516	$6,741	$628	$29,176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2018
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$818	$1,008	$2,953	$2,480	$118	$—	$7,377
Cost-type contracts	1,706	4,110	2,675	2,565	14	—	11,070
Direct commercial sales and other U.S. sales
Fixed-price contracts	5	118	41	111	209	—	484
Cost-type contracts	1	18	—	3	—	—	22
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	189	243	450	152	—	—	1,034
Cost-type contracts	79	45	61	22	—	—	207
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	711	198	173	211	70	—	1,363
Cost-type contracts	117	—	1	1	—	—	119
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	849	20	452	237	—	—	1,558
Cost-type contracts	170	5	23	69	—	—	267
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	1,137	15	785	95	33	—	2,065
Cost-type contracts	—	—	96	—	—	—	96
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	151	2	124	56	—	—	333
Cost-type contracts	27	—	70	6	—	—	103
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	145	230	231	144	154	—	904
Cost-type contracts	10	44	2	—	—	—	56
Total net sales	6,115	6,056	8,137	6,152	598	—	27,058
Intersegment sales	65	666	161	596	26	(1,514)	—
Acquisition Accounting Adjustments	—	—	—	—	10	(10)	—
Reconciliation to business segment sales	$6,180	$6,722	$8,298	$6,748	$634	$(1,524)	$27,058

(1)	Excludes foreign military sales through the U.S. government.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2018
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$2,530	$5,254	$5,669	$5,159	$341	$18,953
Asia/Pacific	1,096	486	685	386	70	2,723
Middle East and North Africa	2,156	40	1,356	401	33	3,986
All other (principally Europe)	333	276	427	206	154	1,396
Total net sales	$6,115	$6,056	$8,137	$6,152	$598	$27,058

	2018
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$2,524	$5,118	$5,628	$5,045	$132	$18,447
U.S. direct commercial sales and other U.S. sales	6	136	41	114	209	506
Foreign military sales through the U.S. government	1,465	315	1,180	542	—	3,502
Foreign direct commercial sales and other foreign sales(1)	2,120	487	1,288	451	257	4,603
Total net sales	$6,115	$6,056	$8,137	$6,152	$598	$27,058

(1)	Excludes foreign military sales through the U.S. government.

	2018
Total Net Sales by Contract-Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$4,005	$1,834	$5,209	$3,486	$584	$15,118
Cost-type contracts	2,110	4,222	2,928	2,666	14	11,940
Total net sales	$6,115	$6,056	$8,137	$6,152	$598	$27,058

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2017
Disaggregation of Total Net Sales (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Other	Total
United States
Sales to the U.S. government(1)
Fixed-price contracts	$812	$1,090	$2,914	$2,233	$111	$—	$7,160
Cost-type contracts	1,507	3,576	1,991	2,614	12	—	9,700
Direct commercial sales and other U.S. sales
Fixed-price contracts	6	130	1	51	202	—	390
Cost-type contracts	1	9	—	2	1	—	13
Asia/Pacific
Foreign military sales through the U.S. government
Fixed-price contracts	167	181	410	113	—	—	871
Cost-type contracts	138	51	64	9	—	—	262
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	596	193	309	284	59	—	1,441
Cost-type contracts	145	—	1	1	—	—	147
Middle East and North Africa
Foreign military sales through the U.S. government
Fixed-price contracts	1,066	18	371	191	—	—	1,646
Cost-type contracts	154	1	22	30	—	—	207
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	979	18	1,013	175	25	—	2,210
Cost-type contracts	—	—	—	—	—	—	—
All other (principally Europe)
Foreign military sales through the U.S. government
Fixed-price contracts	7	3	157	51	—	—	218
Cost-type contracts	22	2	78	5	—	—	107
Direct commercial sales and other foreign sales(1)
Fixed-price contracts	128	209	320	131	142	—	930
Cost-type contracts	12	30	4	—	—	—	46
Total net sales	5,740	5,511	7,655	5,890	552	—	25,348
Intersegment sales	64	666	132	540	21	(1,423)	—
Acquisition Accounting Adjustments	—	—	—	—	35	(35)	—
Reconciliation to business segment sales	$5,804	$6,177	$7,787	$6,430	$608	$(1,458)	$25,348

(1)	Excludes foreign military sales through the U.S. government.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2017
Total Net Sales by Geographic Area (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
United States	$2,326	$4,805	$4,906	$4,900	$326	$17,263
Asia/Pacific	1,046	425	784	407	59	2,721
Middle East and North Africa	2,199	37	1,406	396	25	4,063
All other (principally Europe)	169	244	559	187	142	1,301
Total net sales	$5,740	$5,511	$7,655	$5,890	$552	$25,348

	2017
Total Net Sales by Major Customer (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Sales to the U.S. government(1)	$2,319	$4,666	$4,905	$4,847	$123	$16,860
U.S. direct commercial sales and other U.S. sales	7	139	1	53	203	403
Foreign military sales through the U.S. government	1,554	256	1,102	399	—	3,311
Foreign direct commercial sales and other foreign sales(1)	1,860	450	1,647	591	226	4,774
Total net sales	$5,740	$5,511	$7,655	$5,890	$552	$25,348

(1)	Excludes foreign military sales through the U.S. government.

	2017
Total Net Sales by Contract-Type (in millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Forcepoint	Total
Fixed-price contracts	$3,761	$1,842	$5,495	$3,229	$539	$14,866
Cost-type contracts	1,979	3,669	2,160	2,661	13	10,482
Total net sales	$5,740	$5,511	$7,655	$5,890	$552	$25,348

Note 17: Quarterly Operating Results (Unaudited)

2019 (in millions, except per share amounts and workdays)	First	Second	Third	Fourth
Total net sales	$6,729	$7,159	$7,446	$7,842
Gross margin	1,852	1,954	1,947	2,010
Income from continuing operations	775	813	861	879
Net income attributable to Raytheon Company	781	817	860	885
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$2.77	$2.92	$3.08	$3.17
Diluted	2.77	2.92	3.08	3.16
EPS attributable to Raytheon Company common stockholders(1)
Basic	2.77	2.92	3.08	3.16
Diluted	2.77	2.92	3.08	3.16
Workdays(2)	63	64	63	59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2018 (in millions, except per share amounts and workdays)	First	Second	Third(3)	Fourth
Total net sales	$6,267	$6,625	$6,806	$7,360
Gross margin	1,735	1,848	1,935	1,967
Income from continuing operations	624	790	641	828
Net income attributable to Raytheon Company	633	800	644	832
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$2.20	$2.78	$2.25	$2.93
Diluted	2.20	2.78	2.25	2.93
EPS attributable to Raytheon Company common stockholders(1)
Basic	2.20	2.78	2.25	2.93
Diluted	2.19	2.78	2.25	2.93
Workdays(2)	64	64	63	58

(1)	EPS is computed independently for each of the quarters presented; therefore, the sum of the quarterly EPS may not equal the total computed for each year.

(2)	Number of workdays per our fiscal calendar, which excludes holidays and weekends.

(3)
In the third quarter of 2018, we recognized a non-cash pension settlement charge of $288 million for certain Raytheon-sponsored pension plans that purchased a group annuity contract from an insurance company to transfer some of our outstanding pension benefit obligations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of December 31, 2019.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2019 were effective.

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

Report of the Independent Registered Public Accounting Firm—The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of our Board of Directors will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Election of Directors” or in an amendment on Form 10-K/A and is incorporated herein by reference. Information regarding our executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers.” If applicable, information regarding Section 16(a) noncompliance will be contained in our definitive proxy statement under the caption “Delinquent Section 16(a) Reports” or in an amendment on Form 10-K/A and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert will be contained in our definitive proxy statement under the caption “The Board of Directors and Board Committees” or in an amendment on Form 10-K/A and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our Code of Ethics will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Corporate Governance—Code of Conduct and Conflicts of Interest Policy” or in an amendment on Form 10-K/A and is incorporated herein by reference.

Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Corporate Governance—Director Nomination by Shareholders” or in an amendment on Form 10-K/A .

ITEM 11. EXECUTIVE COMPENSATION

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the captions “Executive Compensation,” “Director Compensation” and “The Board of Directors and Board Committees—Compensation Committee Interlocks and Insider Participation” or in an amendment on Form 10-K/A and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and for directors and executive officers will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Stock Ownership” or in an amendment on Form 10-K/A and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our equity compensation plans that authorize the issuance of shares of our common stock. This information is provided as of December 31, 2019.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(B) Weighted average exercise price of outstanding options, warrants and rights(2)	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	1,295,594	$—	8,017,201
Equity compensation plans not approved by stockholders	—	—	—
Total	1,295,594	$—	8,017,201

(1)
This amount includes 762,072 shares, which is the aggregate of the actual number of shares that will be issued pursuant to the 2017 Long-term Performance Plan (LTPP) awards and the maximum number of shares that may be issued upon settlement of outstanding 2018 and 2019 LTPP awards, including estimated dividend equivalent amounts. The shares to be issued pursuant to the 2017, 2018 and 2019 LTPP awards will be issued under the Raytheon 2019 Stock Plan. The material terms of the 2017, 2018 and 2019 LTPP awards are described in more detail in “Note 13: Stock-based Compensation Plans” within Item 8 of this Form 10-K. These awards are granted as restricted stock units (RSUs) and though generally settled in stock, may be settled in cash, stock or a combination of both cash and stock at the discretion of the Management Development and Compensation Committee (MDCC).

This amount also includes 533,522 shares that may be issued upon settlement of RSUs, generally issued to retirement-eligible and non-U.S. employees. The shares to be issued in settlement of the RSUs will be issued under the 2019 Stock Plan. The RSUs generally vest one-third per year on the second, third and fourth anniversaries of the date of grant.

(2)	Since RSU awards do not have an exercise price, and there are no other options, warrants or rights outstanding at December 31, 2019, the weighted-average exercise price is zero.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the captions “Corporate Governance—Director Independence” and “Corporate Governance—Transactions with Related Persons” or in an amendment on Form 10-K/A and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Independent Auditors: Audit and Non-Audit Fees” or in an amendment on Form 10-K/A and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	The following financial statements of Raytheon Company, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Five-Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated February 12, 2020 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2019, 2018 and 2017 and on the Company’s internal control over financial reporting as of December 31, 2019 is included in Part II, Item 8 of this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 of this Annual Report on Form 10-K.

(2)	List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(b)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the Securities and Exchange Commission (SEC) and those incorporated by reference to other filings.

2.1
Agreement and Plan of Merger, dated as of June 9, 2019, by and among United Technologies Corporation, Light Merger Sub Corp. and Raytheon Corporation, filed as an exhibit to the Company’s Current Report on Form 8-K filed June 10, 2019, is hereby incorporated by reference.

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

4.8	Description of Securities*

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

10.19	Raytheon 2019 Stock Plan, filed as Appendix A to the Company’s definitive proxy statement, filed on April 16, 2019, is hereby incorporated by reference.#

10.20	Form of Restricted Stock Award Agreement under the Raytheon 2019 Stock Plan.*#

10.21	Form of Restricted Stock Unit Award Agreement under the Raytheon 2019 Stock Plan.*#

10.22	Form of Restricted Stock Unit Award Agreement under the Raytheon 2019 Stock Plan (recipients outside U.S.).*#

10.23	Form of Performance Stock Unit Award Agreement with respect to the Long-term Performance Plan under the Raytheon 2019 Stock Plan.*#

10.24	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Raytheon 2019 Stock Plan*#

10.25	Form of Deferred Restricted Award Agreement for Non-Employee Directors under the Raytheon 2019 Stock Plan*#

10.26
Form of Change in Control Severance Agreement between the Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of three times base salary and bonus), filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.#

10.27
Form of Change in Control Severance Agreement between the Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of two times base salary and bonus), filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.#

10.28
Form of Amendment to Change in Control Severance Agreement between the Company and its executive officers, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.#

10.29
Form of Change in Control Severance Agreement between the Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of one times base salary and bonus), filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016, is hereby incorporated by reference.#

10.30
Summary of Executive Severance and Change in Control Guidelines, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, is hereby incorporated by reference.#

10.31	Agreement between Raytheon Company and William H. Swanson, filed as an exhibit to the Company’s Current Report on Form 8-K filed July 28, 2014, is hereby incorporated by reference.#

10.32
Summary of Key Employee Permanent Domestic Relocation Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.#

10.33
Letter Agreement dated February 21, 2006 between Raytheon Company and David C. Wajsgras, filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2006, is hereby incorporated by reference.#

10.34	Summary of the Raytheon Company Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.#

10.35	Summary of the Raytheon Company Long-term Performance Plan, filed as an exhibit to the Company’s Annual Report for the year ended December 31, 2013, is hereby incorporated by reference.#

10.36
Form of Indemnification Agreement between the Company and each of its directors and executive officers, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2007, is hereby incorporated by reference.#

10.37	Form of Clawback Policy Acknowledgment, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.#

10.38
Agreement dated January 15, 2015 by and between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, is hereby incorporated by reference.#

10.39
Transition Agreement dated July 30, 2015 between Raytheon Company and Daniel J. Crowley, filed as an exhibit to the Company’s Current Report on Form 8-K filed August 11, 2015, is hereby incorporated by reference.#

10.40
Letter Agreement dated January 21, 2015 by and between the Company and Anthony F. O’Brien, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016, is hereby incorporated by reference.#

10.41
Letter Agreement dated December 16, 2014 by and between the Company and Frank R. Jimenez, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016, is hereby incorporated by reference.#

10.42
Amendment to Letter Agreement dated January 23, 2015 by and between the Company and Frank R. Jimenez, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016, is hereby incorporated by reference.#

10.43	Summary of Executive Perquisites, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference.#

10.44
Enhanced Severance Plan for Senior Leadership Team Members, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.#

10.45
Letter Agreement, dated July 23, 2015, by the Company and Wesley D. Kremer, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, is hereby incorporated by reference.#

10.46
Amendment to Letter Agreement, dated March 21, 2019, by the Company and Wesley D. Kremer, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, is hereby incorporated by reference.#

10.47
Competitive Advance and Revolving Credit Agreement by and among Raytheon Company, as the Borrower, the Lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent, dated as of September 30, 2019, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 3, 2019, is hereby incorporated by reference.

21	Subsidiaries of Raytheon Company.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Thomas A. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Anthony F. O’Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Thomas A. Kennedy pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Anthony F. O’Brien pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101.

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
Dated: February 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Thomas A. Kennedy	Chairman and Chief Executive Officer (Principal Executive Officer)	February 12, 2020
Thomas A. Kennedy

/s/ Anthony F. O’Brien	Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2020
Anthony F. O’Brien

/s/ Michael J. Wood	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2020
Michael J. Wood

/s/ Tracy A. Atkinson	Director	February 12, 2020
Tracy A. Atkinson

/s/ Robert E. Beauchamp	Director	February 12, 2020
Robert E. Beauchamp

/s/ Adriane M. Brown	Director	February 12, 2020
Adriane M. Brown

/s/ Stephen J. Hadley	Director	February 12, 2020
Stephen J. Hadley

/s/ Letitia A. Long	Director	February 12, 2020
Letitia A. Long

/s/ George R. Oliver	Director	February 12, 2020
George R. Oliver

/s/ Dinesh C. Paliwal	Director	February 12, 2020
Dinesh C. Paliwal

/s/ Ellen M. Pawlikowski	Director	February 12, 2020
Ellen M. Pawlikowski

/s/ William R. Spivey	Director	February 12, 2020
William R. Spivey

/s/ Marta R. Stewart	Director	February 12, 2020
Marta R. Stewart

/s/ James A. Winnefeld, Jr.	Director	February 12, 2020
James A. Winnefeld, Jr.

/s/ Robert O. Work	Director	February 12, 2020
Robert O. Work