Form 10-K/A
period 2019-12-31
RAYTHEON CO/
filed 2020-04-01
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________________________________
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
Documents incorporated by reference and made a part of this Form 10-K/A:
None.

EXPLANATORY NOTE

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

This Amendment No. 1 on Form 10-K/A (this Amendment) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 12, 2020 (the Original Filing).

This Amendment is being filed solely for the purposes of (1) providing the information required in Part III of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 because a definitive proxy statement containing such information will not be filed within 120 days after the end of such fiscal year should the Merger be completed as expected and (2) updating the information required in Item IA of Part I with respect to the developing risks associated with the recent outbreak of a novel strain of coronavirus. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), Item 15 of Part IV of the Original Filing is being amended and restated solely to include as exhibits new certifications by the Company’s principal executive officer and principal financial officer.

Except as described above, this Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings with the Securities and Exchange Commission (SEC). The Company’s internet website and the information contained therein or connected thereto are not incorporated into this Amendment or the Original Filing.

PART I

ITEM 1A. RISK FACTORS

The risk factors have been amended for the purpose of addressing developing risks associated with the recent outbreak of a novel strain of coronavirus, which surfaced in Wuhan, China in December 2019 and has continued to spread throughout other regions of the world, including, among others, North America, Europe and the Middle East.

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

We must also manage a certain degree of exposure to the risk of currency fluctuations. Our international sales in functional currencies other than the U.S. dollar were approximately $1.4 billion in both 2019 and 2018 and $1.3 billion in 2017, the majority of which were in British pounds and Australian dollars with the remainder primarily in euros and Canadian dollars. See “Note 16: Business Segment Reporting” within Item 8 of our Form 10-K for total net sales and property, plant and equipment by geographical area.

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

Our business could be negatively impacted by cyber attacks, other security breaches and other threats to our physical security and personnel.

We routinely experience cyber and other security threats including: threats to our information technology infrastructure, attempts to gain access to our proprietary, sensitive or classified information, and attempts to infiltrate our products and services and sabotage or disable their use by our customers. We also encounter threats to our physical security, including our facilities and personnel, and threats from terrorism or similar acts. In addition, our business could be disrupted by natural disasters, including the impacts of climate change, or by global medical epidemics or pandemics.

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

The impact of a future cyber incident cannot be predicted, particularly because these threats evolve quickly, their seriousness and scale vary widely, and national security information or other sensitive government functions may be involved. The impact of other business disruptions, such as those related to our physical security or resulting from natural disasters, medical epidemics or pandemics such as the recent coronavirus pandemic, or other events, is also difficult to predict. Further, our insurance coverage may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them. We maintain internal controls and procedures on cybersecurity incident prevention, detection, mitigation, response, recovery and disclosure. However, we may be unsuccessful in detecting, reporting or responding to these events adequately in a timely manner. Cyber attacks, security breaches, medical epidemics or pandemics such as the recent coronavirus pandemic, and other events could disrupt our operations, or the operations of our customers, suppliers, subcontractors and other third parties, and cause harm to facilities or personnel. They could require significant management attention and resources and could result in the loss of business, regulatory actions and potential liability. They could also negatively impact our reputation among our customers and the public. Any one of these outcomes could have a negative impact on our financial condition, results of operations and liquidity.

The coronavirus outbreak may negatively affect our business, operating results and financial condition, and has negatively affected our and UTC’s stock price. The exchange ratio for the Merger is fixed and will not be adjusted for any declines in our or UTC’s stock prices.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the coronavirus began to spread to other regions of the world, including, among others, North America, Europe and the Middle East, and, in March 2020, was categorized as a pandemic by the World Health Organization. Efforts to contain the spread of this coronavirus have intensified and include travel restrictions, facilities closures and extended shutdown of businesses. The outbreak and preventative or protective actions that governments, corporations, individuals or we may take to contain the virus may result in a period of reduced operations and business disruption for us and our suppliers, subcontractors, customers and other third parties with which we do business. The effects of the outbreak and related actions, including if significant portions of our workforce are unable to work effectively due to facilities closures, illness, quarantines, government actions or other restrictions, may therefore hinder or delay our production capabilities and otherwise impede our ability to perform on our obligations to our customers, and may also result in increased costs to us. The outbreak and related actions may also prevent our suppliers or subcontractors from meeting their obligations to us, which could also contribute to performance delays on our customer obligations and increase our costs. Any costs associated with the coronavirus outbreak may not be fully recoverable or adequately covered by insurance. The outbreak and related actions may also result in reduced customer demand or limit the ability of customers to perform, including in making timely payments to us. UTC’s business and results may also be negatively impacted. Any of these factors, depending on the severity and duration of the outbreak and its effects, could have a material adverse effect on our business, results of operations and financial condition.

In addition, the coronavirus outbreak and resulting actions have negatively affected, and may continue to negatively affect, Raytheon’s and UTC’s stock prices, energy prices and the financial markets generally. Raytheon’s and UTC’s stock prices may also be adversely affected by the perception that the impact of the coronavirus may be more severe on the combined operations of UTC and Raytheon due to the combined business’ significant aerospace operations. The exchange ratio for the expected Merger is fixed and will not be adjusted despite these recent stock price declines, as discussed in more detail in the Risk Factor entitled “The exchange ratio is fixed and will not be adjusted in the event of any change in either UTC’s or Raytheon’s stock price; there is no (and will not be until the completion of the Distributions) trading history with respect to the shares of the UTC aerospace businesses on a standalone basis after giving effect to the Separation and the Distributions” in this Item IA below. These factors may also negatively impact the stock price of the combined company.

The financial impact of these factors cannot be reasonably estimated at this time but may materially affect Raytheon’s and UTC’s business, financial condition and results of operations, and the business, financial condition and results of operations of the combined company. The extent to which coronavirus impacts Raytheon’s and UTC’s businesses, results and stock prices, or those of the combined company, depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of the coronavirus and actions to contain its spread or treat its impact, among others.

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

For a detailed discussion of how our financial statements can be affected by contract accounting policies, see “Critical Accounting Estimates” within Item 7 of our Form 10-K.

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

For a detailed discussion of how our financial statements can be affected by pension and PRB plan accounting policies, see “Critical Accounting Estimates” within Item 7 of our Form 10-K.

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

For a detailed discussion of how our financial statements can be affected by goodwill accounting policies, see “Critical Accounting Estimates” within Item 7 of our Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
Raytheon directors are elected annually by our shareholders. The following individuals currently serve on our Board of Directors (the Board): Tracy A. Atkinson; Robert E. Beauchamp; Adriane M. Brown; Stephen J. Hadley; Thomas A. Kennedy; Letitia A. Long; George R. Oliver; Dinesh C. Paliwal; Ellen M. Pawlikowski; William R. Spivey; Marta R. Stewart; James A. Winnefeld, Jr.; and Robert O. Work. The particular experiences, qualifications, attributes or skills of each director that the Governance and Nominating Committee believes advance the Company’s goals are included in the biographies below.

Tracy A. Atkinson, Retired Executive Vice President, State Street Corporation, age 55, has served as a Director since 2014. Ms. Atkinson provides the Board with significant experience in finance, risk management and related regulatory and compliance matters gained through numerous positions of significant responsibility with State Street and MFS Investment Management. In addition, she has valuable accounting expertise derived from her experience as a Certified Public Accountant and a partner at PricewaterhouseCoopers LLP. Ms. Atkinson serves as Chair of the Audit Committee and is a member of the Management Development and Compensation Committee.

•
Positions with State Street Corporation (financial services firm): Executive Vice President since 2008; Executive Vice President and Chief Administrative Officer from May 2019 to March 2020; Executive Vice President and Chief Compliance Officer from 2017 to 2019; Executive Vice President, Finance from 2010 to 2017; Treasurer from 2016 to 2017; Executive Vice President, Chief Compliance Officer from 2009 to 2010; Executive Vice President, State Street Global Advisors Chief Compliance Officer from 2008 to 2009.

•
Positions with MFS Investment Management (financial services firm): Senior Vice President, Treasurer and Chief Financial Officer of MFS Mutual Funds from 2005 to 2008; Senior Vice President, Chief Risk and New Product Development Officer from 2004 to 2005.

•	Partner at PricewaterhouseCoopers LLP from 1999 to 2004.

•	Affiliations: The Arc of Massachusetts, Immediate Past President.

•	Key Skills and Experiences: Financial/Accounting Expertise; Legal/Regulatory/Compliance; Risk Management; Business Process Transformation

Robert E. Beauchamp, Chairman, BMC Software, Inc., age 60, has served as a Director since 2015. Mr. Beauchamp brings executive leadership experience and valuable commercial software, cybersecurity and information technology expertise to the Board, having served as the Chairman of BMC Software for over a decade and as BMC’s President and Chief Executive Officer for sixteen years. He also has significant experience in strategic planning, global operations and sales, finance, mergers and acquisitions, and risk management gained through various roles of increasing responsibility at BMC Software. Mr. Beauchamp is a member of the Audit, Management Development and Compensation, and Special Activities Committees.

•
Positions at BMC Software, Inc. (provider of business service management software): Executive Chairman since October 2019; Interim President and Chief Executive Officer from April 2019 to October 2019; Chairman from 2016 to October 2018; Chairman, President and Chief Executive Officer from 2008 to 2016; President, Chief Executive Officer and member of the board of directors from 2001 to 2008; held a variety of other leadership roles of increasing responsibility from 1988 to 2001.

•
Current Directorships: Anaplan, Inc. (business planning software company) since 2018 (currently serves as Lead Independent Director); Forcepoint, LLC (cybersecurity company owned by Raytheon) since 2016.

•
Past Directorships: TransUnion (credit reporting and information processing and analysis company) from 2018 to April 2019; National Oilwell Varco, Inc. (provider of equipment and services for the oil and gas industry) from 2001 to 2015.

•	Key Skills and Experiences: Cyber/Software; Commercial Business; Public Company CEO; Public Company Board Experience

Adriane M. Brown, Retired President and Chief Operating Officer, Intellectual Ventures, LLC, age 61, has served as a Director since 2018. Ms. Brown brings to the Board extensive business leadership experience through her leadership positions at a number of global technology and commercial businesses. She also possesses significant experience relating to technology innovation and the protection and commercialization of intellectual property, as well as business development, strategic planning, international operations, risk management and finance. Ms. Brown is a member of the Management Development and Compensation, and Public Policy and Corporate Responsibility Committees.

•	Positions with Intellectual Ventures, LLC (an invention capital company): Senior Advisor from 2017 to January 2019; President and Chief Operating Officer from 2010 to 2017.

•
Positions with Honeywell International, Inc. (a defense, electronics and engineering company): Series of leadership positions beginning in 1999, including President and Chief Executive Officer, Transportation Systems.

•
Positions with Corning, Inc. (a high technology materials provider): Variety of roles from 1980 to 1999, ultimately serving as Vice President and General Manager of the Environmental Products Division.

•	Current Directorships: eBay Inc. (provider of e-commerce marketplaces) since 2017; Allergan plc (a pharmaceuticals company) since 2017.

•	Past Directorship: Harman International Industries, Inc. (designer of connected products and solutions for automakers, consumers and enterprises) from 2013 to 2017.

•
Affiliations: Washington Research Foundation Board of Directors; Flying Fish Venture Partners; Pacific Science Center Board of Directors; Jobs for America’s Graduates Board of Directors; University of Washington Innovation Roundtable; and Massachusetts Institute of Technology Civil & Environmental Engineering Visiting Committee.

•	Key Skills and Experiences: Global Commercial Business Leadership; Cyber/Software; Operating Expertise

Stephen J. Hadley, Principal, Rice, Hadley, Gates & Manuel, LLC, age 73, has served as a Director since 2009. Mr. Hadley has substantial national security, international affairs, public policy and legal experience through his extensive career in government, consulting and private legal practice. He provides the Board with unique and diverse perspectives on the global security environment and international affairs, and valuable leadership and experience in the areas of strategic oversight, public policy and regulatory compliance. Mr. Hadley is a member of the Governance and Nominating, Management Development and Compensation, and Special Activities Committees.

•	Principal in Rice, Hadley, Gates & Manuel, LLC (international strategic consulting firm) since 2009.

•	Assistant to the President for National Security Affairs from 2005 to 2009.

•	Assistant to the President and Deputy National Security Advisor from 2001 to 2005.

•	Partner in the Washington, D.C. law firm of Shea & Gardner and a principal in The Scowcroft Group (international consulting firm) from 1993 to 2001.

•
Current Directorships: The Bessemer Group, Incorporated (financial services holding company) (including service on its Audit Committee since 2013), Bessemer Securities Corporation (including service on its Audit Committee since 2011) and certain related entities (all privately-held financial services companies) since 2009.

•
Affiliations: Director (and member of the Executive Committee) of the Atlantic Council of the United States since 2010, and Executive Vice Chair since 2015; Member of the Board of Managers of the Johns Hopkins University Applied Physics Laboratory since 2011; Member of Yale University’s Kissinger Papers Advisory Board since 2011; Member, Board of Directors, U.S. Institute of Peace since 2013 and Chair since 2014; and Member of the Board of Directors of the Council on Foreign Relations since 2015.

•	Key Skills and Experiences: Legal/Regulatory/Compliance; U.S. Department of Defense/Government; Aerospace/Defense Industry Expertise

Thomas A. Kennedy, Chairman and Chief Executive Officer, age 64, has served as a Director since January 2014 and Chairman of the Board since October 2014. Mr. Kennedy has in-depth knowledge of Raytheon’s business, technology and capabilities, operations and global markets, as well as significant experience in strategic planning, operations, mergers and acquisitions, cybersecurity, engineering and technology, finance and risk management. He also provides the Board with executive leadership and substantial business experience and deep industry-specific expertise developed while holding roles of increasing responsibility at Raytheon.

•
Positions at Raytheon: Chief Executive Officer since 2014; Executive Vice President and Chief Operating Officer from April 2013 to March 2014; Vice President and President of the Integrated Defense Systems business unit from 2010 to 2013; Vice President of the Tactical Airborne Systems product line within the Space and Airborne Systems business unit from 2007 to 2010; and various other leadership positions during a 36-year career.

•	Current Directorship: Forcepoint, LLC (cybersecurity company owned by Raytheon) since 2015.

•
Affiliations: Member, Aerospace Industries Association Board; Rutgers University School of Engineering Industry Advisory Board; UCLA School of Engineering Advisory Board; Massachusetts Institute of Technology Industry Advisory Board; Congressional Medal of Honor Foundation Board; Member, Massachusetts Competitive Partnership and Business Roundtable.

•	Key Skills and Experiences: Public Company CEO; Engineering/Science/Cybersecurity/Information Technology; Aerospace/Defense Industry Expertise

Letitia A. Long, Retired Director, National Geospatial-Intelligence Agency, age 61, has served as a Director since 2015. Ms. Long brings to the Board substantial intelligence, national security and public policy experience developed through her numerous leadership positions in the U.S. government, which include service as the fifth Director of the National Geospatial-Intelligence Agency. Through this experience, combined with her roles on the boards of other companies and organizations, she provides critical insights on global intelligence and security matters and valuable leadership and experience in strategic planning and oversight, public policy, organizational management and technology. Ms. Long serves as the Chair of the Public Policy and Corporate Responsibility Committee and a member of the Governance and Nominating and Special Activities Committees.

•	Director, National Geospatial-Intelligence Agency from 2010 to 2014.

•	Deputy Director, Defense Intelligence Agency from 2006 to 2010.

•	Deputy Under Secretary of Defense (Intelligence) for Policy, Requirements and Resources from 2003 to 2006.

•	Deputy Director of Naval Intelligence from 2000 to 2003.

•	32-year career with the United States government holding a series of leadership roles of increasing responsibility.

•
Current Directorships: Octo Consulting Group (privately-held software development and IT modernization company) since February 2020; Quadrint, Inc. (privately-held provider of technical services) since September 2019; HyperSat LLC (privately-held provider of high-resolution hyperspectral satellite imagery and analysis) since 2018; and Noblis, Inc. (not-for-profit science, technology and strategy services provider) since 2015.

•	Past Directorship: Urthecast Corporation (provider of video technology for Earth observation) from 2015 to June 2018; Sonatype, Inc. (privately-held software products company) from 2017 to 2019.

•
Affiliations: Vice Rector, Virginia Polytechnic Institute and State University Board of Visitors; Member, United States Geospatial Intelligence Foundation Board of Directors; and Board Chair, Intelligence and National Security Alliance.

•	Key Skills and Experiences: U.S. Department of Defense/Government; Aerospace/Defense Industry Expertise; Engineering/Science/Information Technology

George R. Oliver, Chairman and Chief Executive Officer, Johnson Controls International plc, age 59, has served as a Director since 2013. Mr. Oliver provides the Board with executive leadership and substantial global commercial operational and management experience gained through his leadership roles at global technology and industrial companies, Johnson Controls, Tyco International and General Electric. He also has significant experience in strategic planning, mergers and acquisitions, finance, risk management, technology and governance. Mr. Oliver is the Chairman of the Management Development and Compensation Committee and a member of the Governance and Nominating Committee.

•
Positions with Johnson Controls International plc (diversified technology and multi-industrial company): Chairman of the Board and Chief Executive Officer since September 2017; President and Chief Operating Officer, and a member of the Board of Directors, from Johnson Controls’ merger with Tyco International Ltd. in September 2016 to September 2017.

•
Positions with Tyco International Ltd. (fire protection and security systems provider): Chief Executive Officer and member of the Board of Directors from 2012 to September 2016; President from 2011 to 2012.

•	President of Tyco Electrical and Metal Products from 2007 to 2010; President of Tyco Safety Products from 2006 to 2010.

•	Held a series of leadership roles of increasing responsibility at several General Electric divisions, culminating as President of GE Water and Process Technologies until 2006.

•	Affiliations: Worcester Polytechnic Institute Board of Trustees; Pro Football Hall of Fame Board of Trustees; and United Way of Greater Milwaukee Board of Directors.

•	Key Skills and Experiences: Public Company CEO; Operating Expertise; M&A/Strategy/Development

Dinesh C. Paliwal, Currently Senior Advisor to the Board and CEO of Harman (an independent entity of Samsung), and former Chairman, President and Chief Executive Officer of Harman International Industries, Incorporated, age 62, has served as a Director since 2016. Mr. Paliwal brings to the Board executive leadership experience, global commercial management and operational expertise developed through his roles as CEO at Harman International Industries and the ABB Group, as well as his current and past director roles on the boards of other large, complex global commercial companies. He also has significant experience in strategic planning, finance, mergers and acquisitions, risk management, product development, and technology innovation. Mr. Paliwal is the Chairman of the Governance and Nominating Committee and a member of the Public Policy and Corporate Responsibility Committee.

•
Positions with Harman International Industries, Inc. (designer of connected products and solutions for automakers, consumers and enterprises): Current: Senior Advisor to the Board and CEO; Past: President and Chief Executive Officer from March 2017, when Harman was acquired by Samsung Electronics, until April 1, 2020; Chairman, Chief Executive Officer and President from 2007 to March 2017.

•
Formerly President of ABB Ltd. Switzerland (global industrial automation and power transmission systems enterprise) from 2006 to 2007. Also served as Chairman and Chief Executive Officer of ABB Inc. USA from 2004 to 2007 and President of ABB Automation from 2002 to 2005.

•	Current Directorships: Nestle S.A. (a food and beverage company) since April 2019; Bristol-Myers Squibb (a pharmaceuticals company) since 2013.

•
Past Directorships: Harman International Industries, Inc. from 2007 to 2017; ADT Corporation (fire protection and security systems provider) from 2011 to 2014; Tyco International Ltd. (fire protection and security systems provider) from 2011 to 2012; Embarq (Centurylink) from 2006 to 2009; ABB from 2003 to 2007.

•	Affiliations: Member of the Business Roundtable and the US-India Business Council.

•	Key Skills and Experiences: Public Company CEO; Cyber/Software; International Operations and Sales

Ellen M. Pawlikowski, Retired U.S. Air Force General, age 63, has served as a Director since 2018. General Pawlikowski delivers deep industry-specific expertise, senior leadership experience, and understanding of leading-edge science and technology through her extensive military service, including as Commander, U.S. Air Force Materiel Command. She provides the Board with important insights regarding warfighter critical mission needs, advanced weapons systems management, and acquisition and national security policy. General Pawlikowski is a member of the Audit and Special Activities Committees.

•
Commander, Air Force Materiel Command, the organization responsible for developing, producing and sustaining the equipment and services required for the Air Force to perform its national security mission, from June 2015 until retirement in August 2018.

•
36-year career in the United States Air Force, serving in various positions of increasing responsibility, including Military Deputy for the Assistant Secretary for Acquisition; Commander/Program Executive Officer, Space and Missile Systems Center; Commander, Air Force Research Laboratory; Deputy Director and Chief Operating Officer, National Reconnaissance Office.

•	Current Directorship: Intelsat SA (a communications satellite services provider), since September 2019.

•	Affiliations: Member, United States National Academy of Engineers; Honorary Fellow, American Institute of Aeronautics and Astronautics.

•	Key Skills and Experiences: Engineering/Science/Information Technology; U.S. Department of Defense/Government; Aerospace/Defense Industry Expertise

William R. Spivey, Retired President and Chief Executive Officer, Luminent, Inc., age 73, has served as a Director since 1999. Mr. Spivey has extensive business leadership experience through his roles as both a CEO and business unit leader at a number of public technology companies and a director of numerous U.S. and global technology and industrial companies. He also has significant experience in strategic oversight, global operations and sales, finance, risk management, and technology. Mr. Spivey serves as the Lead Director.

•	President and Chief Executive Officer of Luminent, Inc. (fiber-optic transmission products provider) from 2000 to 2001.

•	Group President, Network Products Group, Lucent Technologies Inc. from 1997 to 2000.

•	Vice President, Systems & Components Group, AT&T Corporation from 1994 to 1997.

•	Group Vice President and President, Tektronix Development Company, Tektronix, Inc. from 1991 to 1994.

•
Past Directorships: Cascade Microtech, Inc. (advanced wafer probing solutions provider) from 1998 to 2016; Lam Research Corporation (advanced process equipment provider) from 2012 to 2015; Laird PLC (electronics components and systems provider) from 2002 to 2012; Novellus Systems, Inc. (advanced process equipment provider) from 1998 to 2012; ADC Telecommunications, Inc. (supplier of network infrastructure products and services) from 2004 to 2010; Lyondell Chemical Company (manufacturer of basic chemicals and derivatives) from 2000 to 2007; Luminent, Inc. (fiber-optic transmission products provider) from 2000 to 2001.

•	Key Skills and Experiences: Corporate Governance/Public Company Board or Committee Leadership; Commercial Business; Operating Expertise

Marta R. Stewart, Retired Executive Vice President and Chief Financial Officer, Norfolk Southern Corporation, age 62, has served as a Director since 2018. Ms. Stewart provides deep financial and accounting knowledge and expertise in a public company context acquired during her long career at Norfolk Southern Corporation, preceded by her time as a Certified Public Accountant at Peat Marwick (a predecessor to KPMG). She also has extensive experience with risk management, commercial markets and customers, and mergers and acquisitions. Ms. Stewart is a member of the Audit and Public Policy and Corporate Responsibility Committees.

•
Positions at Norfolk Southern Corporation (a rail transportation company): Executive Vice President and Chief Financial Officer from 2013 to 2017; Vice President of Finance and Treasurer from 2009 to 2013; Vice President of Accounting and Controller from 2003 to 2009; Assistant Vice President of Corporate Accounting from 1998 to 2003; held a variety of positions of increasing responsibility from 1983 to 1998.

•	Various audit roles culminating in Supervising Senior Accountant at Peat Marwick (an accounting and auditing firm that later became part of KPMG) from 1979 to 1983.

•	Current Directorship: Simon Property Group Inc. (commercial owner, developer and manager of commercial real estate) since 2018.

•	Key Skills and Experiences: Financial/Accounting Expertise; M&A/Strategy/Development; Risk Management

James A. Winnefeld, Jr., Retired Vice Chairman of the Joint Chiefs of Staff, age 64, has served as a Director since 2017. Admiral Winnefeld brings extensive senior leadership, strategic planning and management experience developed through his various roles of increasing responsibility in the U.S. military, culminating in his service as the Vice Chairman of the Joint Chiefs of Staff. He provides the Board with deep industry-specific domain knowledge and expertise on the global security environment and our core defense customers. Admiral Winnefeld is the Chairman of the Special Activities Committee and a member of the Management Development and Compensation Committee.

•	Ninth Vice Chairman of the Joint Chiefs of Staff from 2011 until retirement in 2015.

•
37-year career in the United States Navy, serving in various positions of increasing responsibility, including Commander, U.S. Northern Command (USNORTHCOM); Commander, North American Aerospace Defense Command (NORAD); Commander, U.S. Sixth Fleet; and Commander, Allied Joint Command Lisbon.

•
Current Directorships: Alliance Laundry Systems LLC (privately-held laundry equipment manufacturer) since 2016; Cytec Defense Materials (privately-held composite materials distributor) since 2016; Enterprise Holdings, Inc. (privately-held vehicle rental, fleet management and automobile sales company) since 2015.

•	Affiliations: Georgia Institute of Technology Board of Advisors.

•	Key Skills and Experiences: U.S. Department of Defense/Government; Aerospace/Defense Industry Expertise; Risk Management

Robert O. Work, Retired Deputy Secretary of Defense, age 67, has served as a Director since 2017. Mr. Work provides the Board with significant insight into customer needs acquired through his command, leadership and management positions, including as an officer in the U.S. Marine Corps, Undersecretary of the Navy and Deputy Secretary of Defense. He has broad expertise in global security matters, including in the areas of defense strategy, advanced technologies, international studies and acquisition reform. Mr. Work is a member of the Audit, Public Policy and Corporate Responsibility, and Special Activities Committees.

•	Deputy Secretary of Defense from May 2014 until July 2017.

•	Chief Executive Officer, Center for a New American Security, a D.C.-based bipartisan national security think tank, from 2013 to 2014.

•	Undersecretary of the United States Navy from 2009 to 2013.

•	The Center for Strategic and Budgetary Assessments- serving in positions of increasing responsibility from 2002 to 2009, culminating as Vice President for Strategic Studies.

•
27-year career in the United States Marine Corps, serving in various positions of increasing responsibility from 1974 to 2001, including artillery battery commander; battalion commander; Base Commander, Camp Fuji, Japan; and Senior Aide to the Secretary of the Navy.

•
Current Directorships: Chairman of Hensoldt Inc. (U.S.) (privately-held SSA company, provider of sensor, radar and electronic warfare solutions) since June 2018; System High Corporation (privately-held provider of security engineering, counterintelligence and cybersecurity solutions) since July 2019; and BlackLynx (privately-held provider of software engineering and technical services) since 2018.

•
Affiliations: Senior Counselor for Defense, Center for a New American Security; Senior Counselor, Telemus Group, LLC; Senior Fellow, Johns Hopkins Applied Physics Laboratory; Distinguished Visiting Fellow, MITRE Corporation; Member, Board of Advisors for Omnispace, Govini, Hawkeye360, Spark Cognition, and SAP NS2; Chairman, U.S. Naval Institute Board of Directors; Member, Council on Foreign Relations and International Institute for Strategic Studies.

•	Key Skills and Experiences: U.S. Department of Defense/Government; Aerospace/Defense Industry Expertise; Operating Expertise

Code of Conduct and Conflict of Interest Policy
Raytheon’s Code of Conduct and Conflict of Interest Policy cover a wide range of issues and serve as the foundation of our ethics and compliance program.
The Code of Conduct provides guidance on avoiding conflicts of interest, insider trading, discrimination and harassment, retaliation, confidentiality, and compliance with laws and regulations applicable to the conduct of our business. All officers, directors, employees and representatives are required to comply with the Code of Conduct, and are subject to disciplinary action, including termination, for failure to do so. We routinely provide ethics education to our directors, officers and employees. Any amendments to the Code of Conduct, or the grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules, will be disclosed on our website.
Under our Conflict of Interest Policy, directors, officers and employees are required to disclose any potential or actual conflicts of interest to the attention of the Vice President, General Counsel and Secretary, the Vice President - Chief Ethics and Compliance Officer or Raytheon’s Ethics Office for assessment and disposition.
There are a number of ways that matters of concern may be reported, including:

1.	through our anonymous, confidential toll-free EthicsLine at 1-800-423-0210;

2.	on-line through the anonymous, confidential Raytheon Ethics Check Line, https://raytheonethicscheckline.webline.saiglobal.com;

3.	by contacting one of the business or Corporate Raytheon Ethics officers (e.g. via phone, email, letter, walk-in, etc.)

4.	by writing to the Ethics Office, Raytheon Company, 870 Winter Street, Waltham, Massachusetts 02451; or

5.	by submitting comments on our website at www.raytheon.com in the section entitled “Contact the Ethics Office,” under the heading “Investors/Corporate Governance/Contact the Company.”

Significant conflicts of interest or other significant Ethics concerns are promptly escalated to the Senior Director - Ethics and Business Conduct, the Vice President - Chief Ethics and Compliance Officer or the Vice President, General Counsel and Secretary, as appropriate.

Audit Committee
The Board has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Tracy A. Atkinson, Robert E. Beauchamp, Ellen M. Pawlikowski, Marta R. Stewart, and Robert O. Work. The Board has determined that each member is independent in accordance with New York Stock Exchange (NYSE) and SEC rules applicable to audit committee members. The Board also has determined that, at a minimum, each of Mses. Atkinson and Stewart is an “audit committee financial expert,” as defined by SEC rules, and that all members are “financially literate” under the NYSE standards.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

2019 Named Executive Officers (NEOs)

Thomas A. Kennedy	Anthony F. O’Brien	David C. Wajsgras	Wesley D. Kremer(1)	Roy Azevedo
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer	Vice President, and President of our Intelligence, Information and Services (IIS) business	Vice President, and President of our Missile Systems (MS) business	Vice President, and President of our Space and Airborne Systems (SAS) business

(1)	Mr. Kremer served as President of our Integrated Defense Systems business until his appointment as President of our MS business effective March 30, 2019.

Our Compensation Objectives
Our executive compensation program is designed to:

•	Attract and retain highly-qualified executives

•	Motivate our executives to achieve our overall business objectives

•	Reward individual performance

•	Align our executives’ interests with those of our shareholders

Elements of our Compensation Program
Our program consists primarily of three direct compensation elements.

Compensation Element & Type of Compensation	Key Objectives
Base Salary ○ Fixed ○ Annual cash	• To provide a base level of cash compensation that is competitive and reflects an executive’s experience and scope of responsibilities
Annual Incentive Awards Results-Based Incentive (RBI) ○ Variable, at risk ○ Annual cash	• To motivate and reward executives based on their performance in achieving annual Raytheon and individual goals • To align short-term executive pay with performance
Long-Term Incentive Equity Awards Restricted Stock ○ Variable, equity (typically four-year vesting) Long-Term Performance Plan (LTPP) units ○ Variable, equity (three-year performance)
• To motivate and reward executives based on Raytheon performance and value delivered to shareholders through stock price appreciation
• To retain highly-qualified executives
• To align long-term executive pay with performance
• To align executives’ interests with those of Raytheon shareholders

Our executives’ total direct compensation reflects a mix of these three elements that meets our compensation objectives. These direct compensation elements are rounded out with certain perquisites and other executive benefits. See “Perquisites and Other Executive Benefits.” To reinforce the link with shareholders’ interests, we require our executives to own a meaningful amount of stock. See “Stock Ownership and Retention Guidelines.”

Company Performance and Compensation Outcomes
In June 2019, Raytheon and United Technologies Corporation (UTC) entered into an Agreement and Plan of Merger (the Merger Agreement). The merger of equals transaction contemplated by the Merger Agreement will represent a landmark event for Raytheon and will create a premier systems provider with advanced technologies to address rapidly growing Aerospace and Defense segments. It will result in a combined company with expanded technology and research and development (R&D) capabilities enabling it to deliver innovative and cost-effective solutions aligned with customer priorities. The merger is targeted to close early in the second quarter of 2020. In addition to this transformative transaction, Raytheon successfully continued to execute its growth strategy in 2019 to deliver results for our shareholders and customers. Our strong execution resulted in several company financial records, including net sales, operating cash flow, bookings and backlog. Our record bookings of $36.3 billion were up 13% for the year and represented a book-to-bill ratio of 1.25 for the year, and our record backlog at year-end of $48.8 billion was up 15% for the year. Our record full-year net sales of $29.2 billion were up 7.8% for the year. Our full-year EPS from continuing operations of $11.92 was up 17.4% for the year. Our record operating cash flow from continuing operations was $4.5 billion for the year, and this better than expected operating cash flow performance was driven by improved working capital.

In particular, Raytheon achieved record classified bookings and sales in 2019, which were up 17% and 15%, respectively, for the year. Our classified work generally funds next-generation technology development that is critical to Raytheon’s long-term growth through the creation of future franchise programs (advanced solution sets for which we expect longer-term customer demand) and production awards. To enable this classified business performance, Raytheon has made strategic internal investments over the past few years to ensure our capabilities are aligned with our customer needs. We also continued to expand the international markets for Raytheon solutions, including for our Patriot and National Advanced Surface-to-Air Missile System (NASAMS™) air and missile defense system franchises. In 2019, Raytheon booked two major NASAMS production awards totaling over $2 billion for new international customers and several major Patriot production awards totaling over $2 billion for existing international customers. Also in 2019, Raytheon was selected by the U.S. Army to develop the Lower Tier Air and Missile Defense System (LTAMDS).

Pay for Performance. Most of our executives’ compensation is at risk and varies based on performance. Due to our strong 2019 financial performance, we exceeded our 2019 RBI targets on all metrics, resulting in a 146.7% funding level.

Financial Metric (Weighting)	Threshold Performance	Target Performance	Maximum Performance	MDCC Assessment of Total-Company Actual Performance	MDCC Assessment of Total-Company Results as a Percentage of Target	RBI Funding Payout as a Percentage of Target
Bookings (20%)	$26.73B	$29.70B	$35.64B	$36.34B	200.0%	40.0%
Net Sales (30%)	$25.91B	$28.79B	$31.67B	$29.18B	113.5%	34.1%
Free Cash Flow (FCF) (20%)	$2.27B	$2.67B	$3.42B	$3.53B	200.0%	40.0%
Operating Income from Continuing Operations (30%)	$2.98B	$3.31B	$3.98B	$3.37B	108.8%	32.6%
Total-Company Funding Level						146.7%

The 2019 RBI performance targets for all metrics, except for FCF, were greater than the comparable 2018 RBI targets. The 2019 RBI FCF target reflected higher planned investments on capital expenditures, including additional facilities requirements, as well as necessary investments related to recent program wins. 2019 was the fifth consecutive year of accelerated growth for Raytheon and these investments relate to this growth.

The Company’s strong overall performance over the three-year performance cycle resulted in a 171% payout factor for our 2017-2019 LTPP awards.

Financial Metric (Weighting)	Threshold Performance	Target Performance	Maximum Performance	MDCC-Determined Performance	Final LTPP Funding
Return on Invested Capital (ROIC) (50%)	8.90%	9.93%	11.15%	11.79%	100%
Cumulative Free Cash Flow (CFCF) (25%)	$4,224M	$5,536M	$7,036M	$7,956M	50%
Total Shareholder Return (TSR) (25%)	Ranking 8th	Ranking 5th	Ranking 2nd	Ranking 6th	21%
Overall Payout Factor %					171%

The results across all 2017-2019 LTPP metrics are indicative of our multi-year continuous strong out-performance, including our consistently strong sales growth rate (particularly in classified programs), and our stronger-than-expected cash flow.

The Management Development and Compensation Committee (MDCC) believes that executive compensation should be tied to Raytheon performance that drives long-term value creation for our shareholders. Accordingly, our executive compensation program provides executives with a mix of variable, at-risk, short- and long-term incentive opportunities based on a number of key financial metrics. The MDCC believes the selected metrics drive operational and financial performance consistent with our long-term growth strategy, and are strong indicators of our overall performance. In particular, the MDCC believes the RBI program metrics of bookings, net sales, FCF and operating income from continuing operations, which are balanced against the LTPP program metrics of ROIC, CFCF and TSR, have driven strong Raytheon operational results, including Company performance in 2019 and increased shareholder value over the long term.

We include free cash flow metrics in both the RBI and LTPP programs to reflect the importance of both short-term and long-term cash flow to investors. Cash flow directly impacts the health of our balance sheet, which enables us to effectively deploy our capital to support Raytheon’s strategy and generate value to shareholders. Short-term cash flow performance impacts our capital and software expenditures, company and program investments, and discretionary pension contributions. Long-term cash flow is an important metric in determining dividend changes, acquisition capacity and other longer-term investments that span several years.

Our RBI and LTPP programs are discussed in more detail in “Annual Cash Incentives - RBI” and “Long-Term Performance Plan.”

Shareholder Outreach and Compensation Program Changes
Raytheon regularly engages with our shareholders to solicit their views on, among other important topics, our executive compensation program. We have conducted formal engagements annually since 2010, and the MDCC has incorporated feedback from this outreach and other communications into numerous aspects of our executive compensation program, including design elements and metrics.

Previous Changes. The MDCC is committed to continuous evaluation of our executive compensation program to ensure it remains appropriate for Raytheon and our strategic, business and financial objectives, and is well aligned with our shareholders’ interests. In 2019, Raytheon implemented the changes described below to its executive compensation program and disclosure based on institutional shareholder feedback. In the spring of 2019, Raytheon communicated with 15 institutions representing approximately 20% of Raytheon shares and these institutional shareholders generally expressed satisfaction with Raytheon’s executive compensation program.

2019 Executive Compensation Program and Disclosure Changes

• Beginning in 2019, the MDCC increased the weight of executive performance-based LTPP awards for a long-term incentive mix of 60% LTPP/40% time-based restricted stock. This change to mix affects all NEOs and other executive officers.

• We enhanced our compensation program disclosures regarding annual RBI and LTPP performance goals, including additional information on period-over-period targets, the threshold and maximum performance for RBI awards, and the threshold performance for LTPP awards.

In 2017 and 2018, the MDCC made the changes described below after a comprehensive review by its independent compensation consultant to ensure the program remains closely aligned with market norms and consistent with best practices.

2017/2018 Executive Compensation Program Changes

• Implemented “double trigger” for accelerated vesting of equity awards following a change in control (a change in control followed by an involuntary termination without cause or voluntary departure for good reason)(1)
• Added requirement of restrictive covenant (including non-competition and non-solicitation) compliance for post-employment LTPP payouts and severance pay, subject to applicable law(2)	• Eliminated car allowances(3)	• Adjusted RBI and LTPP program performance ranges and pay ranges to improve pay-for-performance alignment and market practice alignment(4)

(1)	Beginning with the 2018-2020 LTPP and 2018 annual restricted stock awards, and other equity awards made starting in May 2017.

(2)	Beginning with the 2018-2020 LTPP awards and effective July 2017 under the executive severance guidelines approved by the MDCC.

(3)	Effective July 2017.

(4)	Effective for the 2018 RBI program and the 2018-2020 LTPP awards. See “Company Performance and Compensation Outcomes.”

In addition to shareholder feedback, the MDCC works closely with its independent compensation consultant and management to consider market trends and best practices, and makes changes to the compensation program as appropriate.

Executive Compensation Program Best Practices
Raytheon’s compensation program features the following best practices.

What We Do

✓Pay for Performance. Our executives’ compensation is tied to Raytheon financial performance via financial goals and individual performance over both the near and long term.
✓Market Focus.

The MDCC uses market data from a carefully selected peer group to set executive total target direct compensation approximating the median and to design and update the executive compensation program and its elements.

✓Compensation Mix.

Our executives’ compensation is heavily weighted toward variable, at-risk performance-based elements and toward long-term and equity-based elements to align with shareholder interests.

✓Active Shareholder Outreach and Response. We regularly engage with shareholders and incorporate feedback into our executive compensation program.	✓Consultant Independence. The MDCC adheres to a stringent Compensation Consultant Independence Policy when retaining outside advisers.	✓Clawback Rights. Our clawback policy provides for recovery of equity and performance-based cash compensation in certain circumstances where restatement of financial results is required.

✓Meaningful Stock Ownership
    Requirements.

We maintain strict minimum stock ownership requirements to align executives’ interests with those of shareholders and to focus executives on long-term shareholder value.

✓Post-Employment Restrictive
   Covenants.

Our executive severance guidelines require, subject to applicable law, compliance with certain restrictive covenants (including non-competition and non-solicitation) after termination as a condition of receiving severance payments.
✓Provide Limited Perquisites. We only offer very limited perquisites to our executive officers.

What We Don’t Do

X No Formal Employment Agreements. Other than standard offer letters, none of our executive officers has a formal employment agreement with Raytheon.	X We Don’t Encourage Inappropriate Risk-Taking. The compensation program is designed to avoid encouraging excessive risk-taking.
X No Single-Trigger Payments under Change-in-Control
    Agreements.

Both a change in control and a qualifying termination (involuntary termination without cause or voluntary departure for good reason) are required for executives to receive cash payments and acceleration of equity under their change-in-control agreements.

X No Excise Tax Gross-Ups or Perquisites under Change-in-Control
    Agreements.

Our change-in-control guidelines prohibit providing excise tax gross-ups on any change-in-control payments. They also prohibit providing perquisites to an executive under a change-in-control agreement.

X No Pledging or Hedging. We prohibit pledging or hedging of the economic value of our stock by our officers, employees and directors.

2019 NEO Total Direct Compensation
The table below shows the base salary earned, annual cash incentive paid, and equity awards granted to our NEOs for 2017-2019. This supplemental information is not a substitute for the information appearing in the Summary Compensation Table.

					Annual Cash Incentive	Long-Term Equity Incentives(1)
NEO	Year	Salary	Bonus		RBI	LTPP	Restricted Stock	Total
Thomas A. Kennedy	2019	$1,540,864	$—		$4,520,900	$6,299,954	$4,200,047	$16,561,765
	2018	1,511,559	—		4,336,000	5,800,075	4,699,976	16,347,610
	2017	1,403,211	—		3,434,000	5,499,988	4,400,045	14,737,244
Anthony F. O’Brien	2019	$821,192	$—		$1,342,400	$1,970,076	$1,299,924	$5,433,592
	2018	780,178	—		1,114,700	1,599,973	1,499,910	4,994,761
	2017	721,159	—		912,400	1,299,946	1,249,928	4,183,433
David C. Wajsgras	2019	$977,101	$—		$1,576,700	$1,559,943	$1,039,976	$5,153,720
	2018	977,101	19,542	(2)	1,512,300	1,300,065	1,300,093	5,109,101
	2017	977,101	19,542	(2)	1,171,500	1,250,011	1,300,065	4,718,219
Wesley D. Kremer(3)	2019	$792,745	$—		$1,279,400	$1,559,943	$1,039,976	$4,672,064
	2018	741,008	—		1,114,400	1,300,065	1,300,093	4,455,566
Roy Azevedo(4)	2019	693,505	—		1,138,700	1,260,060	839,973	3,932,238

(1)
The amounts set forth under the Restricted Stock and LTPP Award columns represent the full intrinsic values of such awards on the date the Board or MDCC made the formal determination for each such grant (e.g., target number of shares times the closing price of our common stock on the determination date), since that is the basis upon which the MDCC considers these awards in proposing, recommending and approving annual compensation. In contrast, the Stock Awards column in the Summary Compensation Table represents the grant date fair value of such awards for financial statement reporting purposes. Effective beginning in 2019, the MDCC approved changes to the mix of long-term incentive equity awards to increase the percentage of performance-based equity and reduce the percentage of time-based restricted stock.

(2)	Amounts represent lump-sum payments to Mr. Wajsgras in lieu of base salary merit increases.

(3)	Mr. Kremer did not become an NEO until 2018.

(4)	Mr. Azevedo did not become an NEO until 2019.

Our Compensation Philosophy and Principles
Our executive compensation program is designed to attract and retain highly-qualified executives, motivate our executives to achieve our overall business objectives, reward individual performance, and align our executives’ interests with those of our shareholders. Our executives must have a particular level of skill and experience to manage our complex, global businesses effectively. Given the duration of our programs, contracts and business cycles, and the competitive nature of our industry, it is especially important for us to retain our executive talent for a number of years to ensure continuity of management.

Several features of our compensation program reflect our compensation philosophy and objectives.
We use variable, at-risk, short- and long-term incentive opportunities to tie a significant portion of each executive’s compensation to Raytheon’s performance and to individual performance against pre-established financial, operational and other goals.
Our stock-based incentives, coupled with meaningful stock ownership and retention requirements, ensure that executives’ interests are aligned closely with those of our shareholders.
Our balanced incentives program provides awards with both significant upside opportunity for exceptional performance and downside risk for underperformance.	Our clawback policy provides for recovery of cash and equity-based incentive compensation in certain circumstances following a restatement of our financial results.
Our executives have the opportunity to earn compensation that is competitive with compensation earned by executives in comparable positions at companies with which we compete for talent.	The MDCC designs and monitors the executive compensation program to ensure it does not foster risk-taking that would be reasonably likely to have a material adverse effect on Raytheon.
The MDCC receives advice from a compensation consulting firm that satisfies stringent independence criteria.

Management of our Executive Compensation Program
The MDCC establishes, oversees and assesses the effectiveness of our executive compensation program in relation to our compensation philosophy and the market. To do so, the MDCC considers input from its independent compensation consultant, shareholders and management, and considers factors such as market data, risk considerations, executives’ experience levels, and macroeconomic and organizational considerations. The MDCC considers internal pay equity, but does not establish a fixed relationship between the compensation of our CEO and that of any other NEO.

The MDCC retains an independent compensation consultant to help with designing and evaluating our executive compensation program. Since November 2016, the MDCC has engaged Frederic W. Cook & Co. (FW Cook) to serve as its compensation consultant. See “Independent Compensation Consultant.”

How We Determine and Assess Executive Compensation
Our decisions regarding executive compensation are primarily driven by Raytheon and individual performance and market competitiveness. The chart below shows how we distribute the various responsibilities related to establishing compensation.

Independent Management Development and Compensation Committee (MDCC)
• Establishes, oversees and assesses executive compensation programs and practices
• Reviews and recommends CEO and other NEO compensation to the independent Board members
• Recommends to the independent Board members annual corporate goals relevant to CEO and other NEO compensation;
   considers CEO input on other NEO goals
• Evaluates CEO individual performance and reviews individual performance of other NEOs; considers CEO input on other NEO performance
• Approves short- and long-term incentive plan funding based on Raytheon performance

Independent Board Members • Determine CEO and other NEO compensation • Determine annual corporate goals relevant to CEO and other NEO compensation
Independent Compensation Consultant
• Provides advice on executive compensation programs and practices and the construct of variable incentive plans
• Provides market data and information about peer compensation trends
• Assesses prior year pay-for-performance alignment
• Provides peer company data for setting and amending the peer groups

Shareholders • Provide input on compensation matters via say-on-pay advisory votes and Raytheon outreach efforts

Peer Groups and Market Data
We use two peer groups to assist us in assessing the competitiveness of our executive compensation relative to market and weighing Raytheon’s performance. Our “core” peer group consists of nine companies that are either aerospace and defense companies or have substantial aerospace or defense businesses. These companies are the most comparable to us based on complexity, operations, revenues, net income, and market capitalization. Our “broader” peer group includes the core peer group plus seven additional companies from other industries that have similar complexity, operations, revenues, net income, and market capitalization to ours.

We use the core peer group to measure Raytheon’s total shareholder return (TSR) performance because these companies are the most similar to Raytheon in their business and operations and we compete with them for contracts and talent. The MDCC also uses the core peer group as a reference point for certain compensation practices in the aerospace and defense industry. The MDCC uses the broader peer group to determine market positioning in setting compensation for our CEO and CFO, and to evaluate the relationship between pay and performance for our NEOs. The MDCC also uses the broader peer group as a general reference point for executive compensation practices.

The companies that made up the peer groups for purposes of 2019 compensation are shown below.

Core Peers	• General Dynamics Corporation • L3Harris Technologies, Inc.(1) • Honeywell International Inc. • Lockheed Martin Corporation	• Northrop Grumman Corporation • Textron Inc. • The Boeing Company • United Technologies Corporation
Additional Peers	• 3M Company • Deere & Co. • Eaton Corporation plc • Emerson Electric Co.	• Illinois Tool Works Inc. • Johnson Controls International plc • Parker-Hannifin Corporation
(1) Harris Corporation and L3 Technologies, Inc. merged to become L3Harris Technologies, Inc. on June 29, 2019, which was after compensation was approved for 2019.

The following chart shows how Raytheon compares to the core peer group and the broader peer group on several fundamental metrics.

Company	Industry	FY 2019 Revenue ($M)	Market Cap as of 12/31/19 ($M)	Employees as of 12/31/19
Raytheon	Aerospace and Defense	$29,176	$61,088	70,000
Raytheon Percentile Rank Against Broader Peers		47%	67%	27%
Core Peers
• General Dynamics Corporation	Aerospace and Defense	39,350	51,073	102,900
• L3Harris Technologies, Inc.(1)	Aerospace and Defense	12,856	45,930	50,000
• Honeywell International Inc.	Aerospace and Defense/Electrical Equipment	36,709	125,865	113,000
• Lockheed Martin Corporation	Aerospace and Defense	59,812	109,026	110,000
• Northrop Grumman Corporation	Aerospace and Defense	33,841	57,735	90,000
• Textron Inc.(2)	Aerospace and Defense	13,630	10,201	35,000
• The Boeing Company	Aerospace and Defense	76,559	183,373	161,100
• United Technologies Corporation	Aerospace and Defense/Electrical Equipment	77,046	129,447	243,200
Additional Peers
• 3M Company	Consumer Discretionary/Containers and Packaging	32,136	101,474	96,000
• Deere & Co.(3)	Machinery	39,258	52,646	73,489
• Eaton Corporation plc	Electrical Equipment	21,390	39,148	101,000
• Emerson Electric Co.(4)	Electrical Equipment	18,372	46,641	88,000
• Illinois Tool Works Inc.	Industrials	14,109	57,446	45,000
• Johnson Controls International plc(4)	Automotive/Electrical Equipment	23,968	31,102	105,000
• Parker-Hannifin Corporation(5)	Machinery	14,320	26,420	55,610

(1)
Revenue represents six months of standalone Harris Corporation results prior to the merger closing on June 29, 2019 and six months of combined results post-close for the period ending January 3, 2020. Market capitalization and employee data as of January 3, 2020.

(2)	Revenue, market capitalization and employee data as of January 4, 2020.

(3)	Revenue, market capitalization and employee data as of November 3, 2019.

(4)	Revenue and employee data as of September 30, 2019.

(5)	Revenue and employee data as of June 30, 2019.
Source: Bloomberg & Company Filings
The MDCC reviews both peer groups annually. From time to time, with input from the independent compensation consultant, we adjust the composition of the peer groups to reflect changes in our strategy and markets or changes in the peer group companies themselves. We made no changes to our peer groups in 2019.

The MDCC obtains information from its independent compensation consultant on the compensation levels, programs and practices of the companies in the core and broader peer groups. The MDCC also considers market survey data published by third parties regarding companies outside of our peer groups. The MDCC uses this survey data in setting compensation for our NEOs other than the CEO and the CFO. The MDCC also uses this data as a general indicator of relevant market conditions and pay practices and as a broader reference point. In addition, the MDCC considers information on market and peer compensation trends (levels, mix, vehicles and metrics) provided by its consultant.

Market data is an important consideration when the MDCC establishes and evaluates compensation levels for our NEOs. In setting our NEOs’ total target direct compensation, the MDCC uses the market median for comparable positions as a reference to ensure our NEOs’ compensation opportunities are market-competitive and meet the other objectives of our executive compensation program. The MDCC also considers other factors in setting individual target compensation, including:

•	The executive’s experience in the position;

•	The executive’s performance against individual goals and contribution to Raytheon’s financial and operational performance; and

•	The executive’s relative level of responsibility with Raytheon and the impact of the executive’s position on Raytheon.

As a result of individual and Raytheon performance and the foregoing considerations in setting our NEOs’ total target direct compensation, the actual compensation for any individual NEO can vary from the market median.

As shown in this graphic, our NEOs’ 2019 total target direct compensation was competitively positioned in comparison to compensation for their counterparts, according to a market assessment prepared by the MDCC’s compensation consultant.

Raytheon Target Compensation Compared to Market

CEO and other NEO Compensation vs. Market	48th Percentile

To confirm that actual pay is aligned with Raytheon’s performance, the independent compensation consultant analyzes prior year pay-for-performance alignment when peer group performance data becomes available. Most recently, in mid-2019, FW Cook used 2018 peer performance data to analyze our NEOs’ 2018 compensation. The analysis assessed the correlation between our short-term pay (base salary and annual incentive awards) and short-term performance for 2018 relative to the peer group. The analysis also assessed the correlation between our long-term pay (total direct pay, consisting of base salary, annual incentive awards, and realizable value of long-term incentive awards and restricted stock over the most recent three-year period) and long-term performance relative to the peer group over the same three-year period. FW Cook made these performance comparisons by considering reported financial results in four areas: growth in revenues; growth in operating income; return on invested capital; and (for long-term performance comparisons only) total shareholder return. For 2018, FW Cook concluded that there is reasonable alignment between our NEOs’ pay and Raytheon’s short- and long-term performance relative to our core and broader peers.

Executive Compensation in 2019
This section describes the three types of total direct compensation that make up our executive compensation program, as well as the decisions made and compensation awarded in 2019.

Total Direct Compensation Mix
The MDCC annually reviews the relative mix of our compensation elements. In particular, the MDCC looks at how the total direct compensation opportunity (the sum of base salary, target annual incentive, and target long-term incentives) is distributed in the following categories:

•	Fixed versus variable

•	Short-term versus long-term

•	Cash versus equity-based

As shown in the charts below, our executives’ 2019 total direct compensation was heavily weighted toward variable, performance-based elements, and toward long-term and equity-based elements. In addition, as discussed in “Shareholder Outreach and Compensation Program Changes,” effective beginning in 2019, the MDCC approved changes to the mix of long-term incentive equity awards to increase the percentage of performance-based equity and reduce the percentage of time-based restricted stock.

2019 CEO Compensation(1)

91% Variable (RBI+LTPP+Restricted Stock)

9% Base Salary	28% RBI	38% LTPP	25% Restricted Stock
37% Short-Term Cash		63% Long-Term Equity

2019 Other NEO Compensation

83% Variable (RBI+LTPP+Restricted Stock)

17% Base Salary	28% RBI	33% LTPP	22% Restricted Stock
45% Short-Term Cash		55% Long-Term Equity

(1)
Upon execution of the Merger Agreement, Mr. Kennedy entered into an employment agreement with UTC, which will become effective upon completion of the Merger. For more information about this employment agreement, see “Employment Agreement with Thomas A. Kennedy.”

Base Salary
The MDCC reviews the base salaries of our executive officers annually and whenever an executive changes position. Our CEO makes salary recommendations with respect to his direct reports. To maintain competitive pay levels, we refer to the median of base salaries for comparable positions in setting our NEOs’ base salaries and considering annual salary changes. However, the MDCC also considers individual factors, as discussed above under “Peer Groups and Market Data,” including an executive’s scope of responsibilities and years of experience. As a result, individual executive salaries may vary from the market median.

In 2019, Mr. Kennedy’s base salary rate remained the same as his rate that went into effect in March 2018. Mr. O’Brien’s base salary was increased by 5% to reflect his continuing experience and strong individual performance as CFO in 2019. Mr. Wajsgras’ base salary remained consistent with the prior year, and Mr. Kremer’s base salary was increased by 4% to reflect his continuing experience and strong individual performance as president of our MS business.

Annual Cash Incentives - RBI
The NEOs all participated in our annual Results-Based Incentive (RBI) Plan in 2019. RBI awards were determined through the process described below.

NEO target RBI payouts are established	At the beginning of the year, each NEO is assigned a target payout expressed as a percentage of base salary. These targets remained unchanged from the 2018 targets.
	• CEO - 200%	• Other NEOs - 100%
Raytheon performance goals are set for RBI funding pool	At the beginning of the year, performance metrics are selected and goals are set based on Raytheon’s annual operating plan. The metrics for 2019 were:
	• Bookings	• Net Sales
	• Free Cash Flow	• Operating Income from Continuing Operations
Raytheon performance is assessed and RBI funding is determined	At the end of the year, the MDCC assesses Raytheon’s performance against the goals and determines the funding of the RBI pool.
All NEO RBI awards are funded through the total-company RBI pool, not the business unit funding pools.
Individual NEO performance is evaluated
The MDCC considers each NEO’s performance against the NEO’s individual quantitative and qualitative goals. This individual performance assessment is used to differentiate RBI payouts and motivate and reward extraordinary performance.

Final RBI awards are determined and approved	The RBI funding (as a percentage of target) is applied against each NEO’s target RBI payout. That funded amount is then adjusted based on the NEO’s individual performance assessment.
The MDCC recommends the NEO RBI awards to the Board for its approval.

Total-Company Performance Goals
The MDCC sets Raytheon performance goals for selected financial metrics. Raytheon’s total-company results against those metrics drive the funding of the total-company RBI pool. In order to promote alignment and collaboration across the enterprise, all executive officer RBI awards (including those of individual business presidents) are based on total-company results. Our individual businesses have separate financial goals and RBI pools for their employees (other than the business presidents).
For 2019, consistent with past practice, the MDCC selected the following financial metrics for determining funding levels of the RBI pools.

Bookings	Net Sales
Forward-looking metric that measures the value of new contracts awarded to us during the year; indicator of potential future growth.	Growth metric that measures our revenue for the current year.
Free Cash Flow (FCF)(1)	Operating Income from Continuing Operations(1)
Measure of cash generated in a given year available for use in strategic investments to grow our businesses or otherwise generate returns for our shareholders.	Measure of our profit from continuing operations for the year, before interest and taxes, and after certain non-operational adjustments.

(1)
FCF and Operating Income from Continuing Operations are non-GAAP financial measures. FCF is operating cash flow from continuing operations less capital spending and internal-use software spending, excluding the impact of changes to cash flow from pension and post-retirement benefits-related items and other similar non-operational items. Operating Income from Continuing Operations is operating income from continuing operations, excluding the FAS/CAS pension and post-retirement benefits operating adjustment and, from time to time, certain other items.

These metrics, considered in the aggregate, are strong indicators of our overall performance and our ability to create shareholder value. They are balanced among long- and short-term performance, growth and efficiency, and are aligned with our business strategies. For example, we continue to focus on growing our business in core defense and new markets, both domestic and international. We expect our success in this area to be reflected in our bookings in the shorter term and in net sales in the longer term. In addition to growing our business, we maintain a strong focus on program execution in order to maximize operating income and cash.

At the end of each year, Raytheon’s total-company RBI pool is funded (or not funded) based on Raytheon’s performance against targets for each of the metrics described above. In assessing performance for each financial metric, the MDCC considers both quantitative results and qualitative factors. Qualitative factors may include the impact of unanticipated events or events outside of our control, such as acquisitions and divestitures, delays in the timing of contract awards, changes in accounting standards, and certain non-operational items. An assessment of these factors may prompt the MDCC to adjust performance results to more accurately reflect Raytheon’s overall operational performance.
Funding for each individual metric is based on the threshold, target and maximum goals. If we do not achieve the threshold for a metric, the MDCC allocates no funds to the RBI pool for that metric. In each case, the goals are independent and additive: if we miss the threshold performance as to one measure, no credit would apply to that element, but above-target performance on another metric could make up for part or all of the shortfall. In addition, payouts are subject to a cap, even if performance exceeds our maximum goals.
Following a comprehensive review in 2017 of our executive compensation program, the MDCC’s independent compensation consultant recommended changes to the RBI program payout structure to better align our executive compensation program with market practice and to motivate continuous increased financial performance. As a result, the MDCC approved adjustments to the RBI program effective beginning in 2018. Specifically, the MDCC decreased payouts for threshold achievement from 75% to 50% of the target payout, and increased payouts for maximum achievement from 150% to 200% of target, on each metric to motivate stronger performance. The MDCC also decreased the maximum performance goals for bookings and net sales to better reward above-target performance in line with market practices, and decreased both the maximum and threshold goals for free cash flow to make the potential for payouts more appropriate and achievable in line with market practices.
The following table summarizes, for the 2019 total-company RBI pool, the pre-established performance thresholds, targets and maximums, the MDCC’s assessment of results against each target, and the resulting funding percentage for each metric.

Financial Metric (Weighting)	Threshold Performance	Target Performance	Maximum Performance	MDCC Assessment of Total-Company Actual Performance	MDCC Assessment of Total-Company Results as a Percentage of Target	RBI Funding Payout as a Percentage of Target
Bookings (20%)	$26.73B	$29.70B	$35.64B	$36.34B	200%	40.0%
Net Sales (30%)	$25.91B	$28.79B	$31.67B	$29.18B	113.5%	34.1%
Free Cash Flow (FCF) (20%)	$2.27B	$2.67B	$3.42B	$3.53B	200%	40.0%
Operating Income from Continuing Operations (30%)	$2.98B	$3.31B	$3.98B	$3.37B	108.8%	32.6%
Total-Company Funding Level						146.7%

The 2019 RBI performance targets for all metrics, except for FCF, were greater than the comparable 2018 RBI targets. These target increases reflected Raytheon’s strong execution of our growth strategy. The 2019 RBI FCF target reflected higher planned investments on capital expenditures, including additional facilities requirements, as well as necessary investments related to recent program wins. 2019 was the fifth consecutive year of accelerated growth for Raytheon and these investments relate to this growth.

The 2019 results across all RBI metrics, leading to our total-company RBI funding level of 146.7% of target, are indicative of our strong 2019 financial performance. See “Company Performance and Compensation Outcomes” for more information on our company performance in relation to our RBI funding level.

Individual Performance Goals
Each NEO has quantitative and qualitative individual performance goals that are established annually. We believe individualized goals promote personal accountability and help differentiate our executives’ compensation based on performance. Each NEO’s RBI award is therefore subject to both Raytheon performance (via total-company funding results, as described above) and individual performance. In order to motivate and reward extraordinary performance, individual RBI awards are structured so that payouts can be significantly higher than both target and funding, up to a cap of 200% of target. Conversely, an executive who underperforms in relation to individual goals would receive an RBI award that is less than the executive’s target after adjustment for total-company RBI pool funding.

RBI individual performance goals for the CEO. The MDCC recommends, and the full Board (excluding the CEO) approves, our CEO’s goals. In connection with his annual performance evaluation, our CEO prepares a written self-assessment of his performance against these goals. The MDCC discusses the CEO’s performance and develops a preliminary performance evaluation, which is then discussed by all of the independent directors in an executive session of the Board. Based on this evaluation, the MDCC recommends, and the full Board (excluding the CEO) approves, the CEO’s RBI award and other compensation.

RBI individual performance goals for the other NEOs. For our other NEOs, our CEO provides input to the MDCC with regard to appropriate performance goals and provides his assessments and recommendations regarding individual NEO performance. Examples of individual performance goals for our NEOs for 2019 include:

•	Achieving specified milestones in the implementation of Raytheon’s strategy to drive profitable growth and create shareholder value;

•	Achieving financial objectives within the individual’s business or functional area;

•	Establishing and maintaining strong customer relationships by providing excellent program performance and innovative solutions;

•	Successfully managing the individual’s business or functional organization, including implementing improvements in employee hiring, engagement, development and retention;

•	Successfully driving exemplary regulatory compliance;

•	Achieving sustainability and health and safety goals by increasing energy efficiency and successfully implementing workplace safety initiatives;

•	Successfully reducing costs and improving efficiencies to provide customers with affordable solutions; and

•	Leveraging diversity and inclusion to achieve global growth, enterprise collaboration and competitive advantage.

Achievement of individual performance goals. A summary of each NEO’s 2019 individual performance follows.

Thomas A. Kennedy Chairman and Chief Executive Officer
• Led Raytheon’s strong performance against our annual operating plan, achieving several new company financial records.
• Achieved a new company net sales record of $29.2 billion, with growth of 7.8%, the fifth consecutive year of accelerated sales growth. Bookings also achieved a new record of $36.3 billion, up $6.6 billion or 22% over plan.
• Maintained a strong balance sheet and generated $3.5 billion free cash flow, $806 million higher than plan driven by higher collections.
• Executed Raytheon’s growth strategy, resulting in global demand for Raytheon solutions in integrated air & missile defense; electronic warfare; cyber; command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance; effects; and space. Raytheon reached a new company record with international bookings of $10.4 billion and international sales of $8.6 billion, growing 5.1% and 5.9%, respectively, over 2018. Raytheon also achieved record classified bookings of $8.0 billion and classified sales of $6.0 billion, up 17.1% and 15.4%, respectively, over 2018.
• Continued and sustained a world-class compliance program, including industry-leading global trade compliance program. Extended our Controls & Monitoring System (CAMS) for export/import (EX/IM) to additional compliance areas.
• Increased our strong focus on environmental, health, safety and sustainability. Received the Liberty Mutual Risk Management Excellence Award, which acknowledged our high-performing safety and workers compensation programs and has been awarded less than 20 times in Liberty Mutual’s 100+ year existence. Received the ENERGY STAR® Partner of the Year - Sustained Excellence Award from the U.S. Environmental Protection Agency for the 12th consecutive year.
• Negotiated the expected merger of equals with UTC.

Anthony F. O’Brien Vice President and Chief Financial Officer
• Contributed significantly to Raytheon’s strong financial performance against our annual operating plan, demonstrated by a book-to-bill ratio of 1.25, sales growth of 7.8%, productivity improvements of over 5%, a company record operating cash flow of $4.5 billion, and record backlog to drive continued growth.
• Led strategic and all financial aspects of the expected merger of equals with UTC.
• Continued to promote initiatives to simplify processes and gain efficiencies in key strategic areas, including continued optimization of Raytheon’s tax strategy.
• Maintained effective internal control processes, including EX/IM compliance excellence.
• Maintained “A” credit rating and managed debt maturities to maximize the Raytheon business and support the expected merger of equals with UTC.
• Provided tactical and strategic guidance for various strategic initiatives, including but not limited to the LTAMDS competitive win, the award of Qatar NASAMS and Space pursuits.

David C. Wajsgras Vice President, and President of Intelligence, Information and Services
• Led Raytheon’s Intelligence, Information and Services (IIS) business to another record-setting performance year.
• Exceeded all financial objectives, including year-over-year sales growth of 6.4%, marking three consecutive years of growth with margin expansion; 9.2% margin - an IIS record; greater than 100% cash conversion; record operational efficiencies; and 5% annual indirect cost savings while increasing investment in strategic initiatives.
• Achieved record bookings and backlog, including first-ever franchise program awards for international cyber training, Naval Operational Business Logistics Enterprise, troposcatter systems, and Next Generation Overhead Persistent Infrared (Next Gen OPIR); $2.8 billion in classified bookings; and exceeded $900 million international bookings goal while expanding in several new countries.
• Reached several key program milestones throughout the business, including: guiding the second modernized Global Positioning System (GPS) satellite from initial to final orbit and completing GPS Next-Generation Operational Control System (GPS-OCX) design and development; beginning cyber resiliency work for U.S. Air Force F-15 avionics systems; deploying leading edge data analytics for predictive maintenance on V-22 Osprey for launching a virtual reality maintenance trainer for the aircraft; and establishing a virtual software factory model to expand commercial software best practices across IIS.

Wesley D. Kremer Vice President, and President of Missile Systems; Former President of Integrated Defense Systems(1)
• Led Raytheon’s Missile Systems (MS) business, which achieved record bookings of $10.8 billion, resulting in a book-to-bill ratio of 1.3.
• Grew production and development throughput across programs such as Advanced Medium-Range Air-to-Air Missile (AMRAAM®) and Standard Missile-3 (SM-3®) to increase year-over-year sales by more than 5%.
• Achieved $2.8 billion in classified bookings and $1.6 billion in Contract Research and Development (CRAD) bookings through leading the advancement of discriminating technologies and leveraging existing capital investments.
• Led and shaped winning strategy to capture the first Multi-Year (MY) contract for Standard Missile-6 (SM-6®). Positioned the company to pursue the first MY opportunity for SM-3 which would produce over $2 billion in interceptors for domestic and international customers.

Roy Azevedo Vice President, and President of Space and Airborne Systems
• Exceeded all 2019 financial objectives for Raytheon’s Space and Airborne Systems business, including year-over-year sales growth of 10%, margin expansion of 20 basis points and a record backlog of $11.5 billion.
• Achieved a competitive win rate valued at $1.2 billion through key captures, including the APG-79(v)4 active electronically scanned array (AESA) radar for the F/A-18C/D classic Hornet fleet and the takeaway of the AESA radar for Boeing’s B-52 bomber.
• Increased net sales via classified programs and further expansion of franchise programs with execution on Electro-Optical Distributed Aperture System (EODAS), Family of Systems (FoS2) and Olympic – each achieving milestones throughout 2019 that we anticipate will deliver shareholder value for years.
• Exceeded expected international pipeline captures contributing to 12% international revenue growth in 2019.
• Shaped strategy to create a new High Energy Laser (HEL) product line by capturing a U.S. Air Force program to develop two prototype HEL counter-unmanned aerial systems for overseas deployment and the U.S. Army Multi-Mission High Energy Laser program to integrate a 50kW laser for rapid deployment.
• Delivered the first Next Generation Jammer Mid-Band pod to the U.S. Navy and led technological advancements through demonstrating the first underwater GPS for position, tracking and navigation, and achieved the first-ever Light Detection and Ranging (LIDAR) images from a non-enhanced GEO Satellite.

(1) Mr. Kremer served as President of IDS until his appointment as President of our MS business effective March 30, 2019.

RBI Payouts
The following table depicts each NEO’s target RBI award (the amount each would receive assuming achievement of target Raytheon and individual performance), the target RBI award amount after adjustment for total-company funding of 146.7% (described above), and each NEO’s actual RBI award (target 2019 RBI award amount after adjustments for both Raytheon and individual performance).

NEO	Target 2019 RBI Award	Target 2019 RBI Award As Adjusted for Total-Company Funding of 146.7%	Actual 2019 RBI Award
Thomas A. Kennedy	$3,081,728	$4,520,895	$4,520,900
Anthony F. O’Brien	831,854	1,220,330	1,342,400
David C. Wajsgras	977,101	1,433,407	1,576,700
Wesley D. Kremer	807,518	1,184,629	1,279,400
Roy Azevedo	718,744	1,054,397	1,138,700

Long-Term Equity Incentives - LTPP and Restricted Stock
Our NEOs receive long-term equity incentive awards in two forms: performance-based restricted stock units pursuant to our Long-Term Performance Plan (LTPP), and time-based restricted stock. In setting our NEOs’ aggregate long-term incentive award opportunities, the MDCC references the market median for total target direct compensation, and considers the NEOs’ target cash compensation (base salary and RBI) and the individual factors discussed above under “Market Data.”
Beginning in 2019, the MDCC increased the weight of executive performance-based LTPP awards for a long-term incentive mix of 60% LTPP / 40% time-based restricted stock.
Our 2019 NEO LTPP awards (at target) and restricted stock awards were as follows:

Name	2019-2021 LTPP Award	2019 Time-Based Restricted Stock Award	2019 Time-Based 60/10 RSU Award(1)	Total
Thomas A. Kennedy	$6,299,954	$—	$4,200,047	$10,500,001
Anthony F. O’Brien	1,970,076	1,299,924	—	3,270,000
David C. Wajsgras	1,559,943	1,039,976	—	2,599,919
Wesley D. Kremer	1,559,943	1,039,976	—	2,599,919
Roy Azevedo	1,260,060	839,973	—	2,100,033

(1)	60/10 RSU Awards are awarded to certain employees in lieu of Restricted Stock Awards as described in “Restricted Stock Awards.”

Long-Term Performance Plan
The LTPP awards are performance-based restricted stock units that vest at the end of a three-year performance cycle based on Raytheon performance against pre-established financial goals set by the MDCC. The MDCC has elected to make the LTPP award payouts in common stock, but it could elect to settle these awards in cash instead. LTPP awards are granted annually to provide continuity of opportunity and marketplace consistency. As a result, financial results for any single year will affect the payouts for three overlapping three-year performance periods.

Target LTPP payout opportunities. The MDCC sets, for each executive, a target LTPP payout opportunity for each performance cycle. Depending on Raytheon’s performance over the following three years, an executive can receive a payout ranging from zero to 200% of target, plus accrued dividend equivalents.

Raytheon performance goals. The performance goals for the 2019-2021, 2018-2020, and 2017-2019 performance periods are based on return on invested capital (ROIC), cumulative free cash flow (CFCF), and relative total shareholder return (TSR). The table below explains these metrics and the weighting assigned to each.

Return on Invested Capital(1)
Measure of how efficiently and effectively we use capital to generate returns, including through investments and acquisitions. Our ability to generate returns efficiently and effectively is critical to our growth and the funding of our operations.

Cumulative Free Cash Flow(1)
Measure of cash generated over the three-year performance period that is available for use in strategic investments to grow our businesses or otherwise generate return to our shareholders. Our ability to generate cash is critical to our growth and the funding of our operations.

Relative Total Shareholder Return(1)
Measure of our stock price appreciation, including reinvested dividends, over the three-year performance period in comparison to our core peers’ stock performance over the same period. Investors recognize TSR as an appropriate measure to motivate executives and to achieve alignment with our shareholders’ interests.

(1)
ROIC, CFCF and TSR are non-GAAP financial measures. The calculation of CFCF is the FCF calculation described above under the RBI plan over a three-year performance cycle. TSR is calculated using 30-trading-day average stock prices at the beginning of the performance cycle and immediately following the end of the cycle. The calculation of ROIC is (a) the sum of (i) income from continuing operations, excluding the after-tax effect of the FAS/CAS pension and postretirement benefits operating adjustment and retirement benefits non-service expense and, from time to time, certain other items, (ii) after-tax net interest expense, and (iii) one-third of operating lease expense after-tax (estimate of interest portion of operating lease expense), divided by (b) the sum of (i) average invested capital after capitalizing operating leases (operating lease expense times a multiplier of 8), (ii) financial guarantees, less net investment in discontinued operations, and (iii) the liability for defined benefit pension and other postretirement benefit plans, net of tax, less other similar non-operational items. Such calculation also includes certain variations because the metric is averaged over the three-year performance cycle.

The MDCC believes these three metrics, considered in the aggregate, fairly represent Raytheon’s overall performance, and Raytheon performance in these areas leads to the creation of long-term value for our shareholders.

At the beginning of each performance cycle, the MDCC sets target, threshold and maximum Raytheon performance levels for the three-year period for each metric based on the first three years of our five-year financial plan. The MDCC does not change the LTPP targets during the performance cycle, even if management later revises our business projections and plans. In determining Raytheon’s performance for each financial metric, the MDCC disregards any change in applicable accounting standards or tax statutes after the awards are granted. See “Tax Considerations.” In accordance with their terms as established at the time of the grant, the 2017-2019 LTPP awards exclude the impact of the Tax Cuts and Jobs Act of 2017 on our financial results.

Following a comprehensive review in 2017 of our executive compensation program, the MDCC’s independent compensation consultant recommended changes to the LTPP program payout structure to better align our executive compensation program with market practice and to motivate continuous increased performance. As a result, the MDCC approved adjustments to the LTPP program effective beginning in 2018. Specifically, the MDCC implemented linear interpolation rather than step increases for payouts within the performance goal ranges for ROIC and CFCF in order to motivate continuously improving performance and align to market practices. The MDCC also increased the CFCF threshold goal to require better performance prior to any payout.

LTPP awards are paid out at the end of their three-year cycles based on Raytheon performance against these predetermined goals. In each case, the goals are independent and additive: if we miss the threshold performance as to one measure, no credit would apply to that element, but above-target performance on another metric could make up for part or all of the shortfall. Meeting or exceeding any metric’s maximum performance goal would result in funding for that metric capped at two times the target funding level for that metric.

Achievement of performance goals. The following table summarizes, for the 2017-2019 LTPP award cycle, the pre-established performance thresholds, targets and maximums for all three metrics, our MDCC-determined actual performance, and the corresponding funding.

Financial Metric (Weighting)	Threshold Performance	Target Performance	Maximum Performance	MDCC-Determined Performance	Final LTPP Funding
ROIC (50%)	8.90%	9.93%	11.15%	11.79%	100%
CFCF (25%)	$4,224M	$5,536M	$7,036M	$7,956M	50%
TSR (25%)	Ranking 8th	Ranking 5th	Ranking 2nd	Ranking 6th	21%
Overall Payout Factor %					171%

The overall payout factor of 171% of target reflects strong Raytheon performance during the performance cycle. The results across all 2017-2019 LTPP metrics are indicative of our multi-year continuous strong out-performance, including our consistently strong sales growth rate (particularly in classified programs), and our stronger-than-expected cash flow.

Restricted Stock Awards
In 2019, we granted time-based restricted stock awards to Messrs. O’Brien, Wajsgras, Kremer and Azevedo. These awards vest in three equal tranches on each of the second, third and fourth anniversaries of the grant date, provided the recipient remains employed with Raytheon on the scheduled vesting dates.

Since 2014, we have granted, in lieu of restricted stock awards, restricted stock units (called 60/10 RSUs) to certain employees who have attained the age of 60 with at least ten years of service with Raytheon. Unlike our restricted stock, 60/10 RSUs continue to vest (but do not accelerate) as scheduled, even if the recipient retires. As a condition of continued post-retirement vesting, an employee must comply with certain covenants, including non-competition, non-solicitation of employees, non-interference with contractual arrangements, confidentiality, and cooperation in certain specified instances. In 2019, we granted 60/10 RSUs to Mr. Kennedy.

Perquisites and Other Executive Benefits
While they are a relatively small portion of our executives’ total direct compensation opportunities, perquisites and other executive benefits are important to ensure competitiveness at the senior leadership level. Under our executive perquisite policy, we provide our executive officers financial planning services, executive physicals, and life insurance coverage. We also provide other perquisites (such as home security and use of corporate aircraft) to certain executives in limited circumstances due to our security and personal safety requirements. In 2017, for consistency with prevailing market practice, we eliminated the car allowance that was previously provided to executive officers. Individually and in the aggregate, the perquisites we provide to our NEOs are comparable in scope to those provided by the companies in our peer groups, particularly in the core peer group of aerospace and defense companies.

Say-on-Pay
Since 2011, we have asked our shareholders to vote annually, on an advisory basis, on our executive compensation. In 2019, more than 90% of the votes cast by our shareholders approved our executive compensation. As discussed in “Shareholder Outreach and Compensation Program Changes,” in 2019 we solicited input from many of our shareholders on various executive compensation and governance matters. As a result of further analysis and some of our shareholder discussions, the MDCC adjusted our long-term incentive compensation mix in 2019. This change, which was made with input from the MDCC’s independent compensation consultant, was consistent with our executive compensation planning and benchmarking efforts. As enhanced by this change, the MDCC believes our existing compensation approach is appropriate for Raytheon and our business in the current market environment. The MDCC will continue to monitor shareholder advisory votes and to seek shareholder input on compensation matters. Where appropriate, the MDCC, in consultation with its independent compensation consultant, will consider changes to the executive compensation program.

Independent Compensation Consultant
Since November 1, 2016, the MDCC has engaged FW Cook to serve as its independent compensation consulting firm. Among other things, the MDCC’s compensation consultant provides information on compensation levels, programs and practices within certain peer groups and the broader market; reports on compensation trends among our peers and the broader market; and performs a pay-for-performance assessment. The MDCC’s compensation decision-making process relies on this work product, together with the MDCC members’ judgment and experience, and information, analyses and recommendations provided by management.

The MDCC has a formal Compensation Consultant Independence Policy to ensure the committee receives independent and unbiased advice and analysis. The policy prohibits the consultant from providing services of any nature to Raytheon officers and directors personally. In addition, the consultant may not provide to Raytheon advice related to executive and director compensation, employee compensation or employee benefits, other than the advice provided to the MDCC with respect to executive compensation and other matters within the MDCC’s scope of responsibilities, and advice provided to the Governance and Nominating Committee with respect to director compensation. In addition, the policy and the MDCC’s charter require the MDCC to consider all relevant factors specified by NYSE standards when selecting a compensation committee adviser. The MDCC assessed FW Cook’s independence in light of these requirements upon initial retainment in 2016 and annually (most recently in November 2019), and determined that in all instances FW Cook is independent and that the firm’s work does not raise any conflicts of interest.

The MDCC is required to pre-approve any non-MDCC services that its compensation consultant proposes to provide to Raytheon. As a guideline to avoid any actual or perceived conflict of interest or bias, MDCC policy limits the fees paid by Raytheon for such non-MDCC services to no more than 1% of the consulting firm’s annual gross revenues. Other than the services it provided to the MDCC and the Governance and Nominating Committee, FW Cook did not provide any services to Raytheon in 2019.

Management of Compensation-Related Risk
While risk is inherent in many aspects of our business operations, we believe the following features of our compensation program help us appropriately manage compensation-related risk:

•
We rely on an assortment of vehicles for delivering compensation, both fixed and variable, including cash and equity-based measures with different time horizons, to focus our executives on specific objectives that help us achieve our business plans and create alignment with long-term shareholder interests.

•	Compensation is based on a combination of appropriately weighted performance measures so that executives focus on the business as a whole rather than individual metrics.

•	Performance-based awards are capped to prevent undue efforts to surpass the target for any particular measure.

•	Incentive compensation for the NEOs is based on individual performance and Raytheon’s overall performance, not the performance of specific business units only.

•	The MDCC adheres to stringent guidelines when retaining a compensation consultant.

•
Our clawback policy provides a means to recover certain cash and equity incentive compensation awarded in reliance on erroneous financial statements substantially caused by an executive’s knowing or intentionally fraudulent or illegal conduct.

•	Our equity grant policies ensure that equity awards are granted only on the dates of regularly-scheduled Board meetings, and not on dates that are tied to the release of material information.

•	The NEOs (as well as all of our directors and executive officers) must comply with rigorous stock ownership and retention guidelines.

The MDCC has reviewed with management the design and operation of our incentive compensation arrangements for all employees, including executive officers, for the purpose of determining whether such programs might encourage inappropriate risk-taking that would be reasonably likely to have a material adverse effect on Raytheon. The MDCC concluded that Raytheon’s compensation plans, programs and policies, considered as a whole, including applicable risk-mitigation features, are not reasonably likely to have a material adverse effect on Raytheon.

Retirement Benefits and Deferred Compensation
Retirement Benefits
Retirement benefits fulfill an important role within our overall executive compensation program because they provide an element of financial security that promotes retention. Our retirement program, including the amount of benefit, is comparable to those offered by the companies in our peer groups and, as a result, ensures that our executive compensation remains competitive.

We maintain three broad-based retirement plans:

•
the Raytheon Savings and Investment Plan (RAYSIP), a tax-qualified defined contribution retirement plan (401(k) plan) in which our executive officers are eligible to participate in the same manner as substantially all other employees;

•	tax-qualified, defined benefit pension plans in which executive officers who joined us before December 31, 2006 are eligible to participate; and

•	the Retirement Income Savings Program (RISP) within RAYSIP, a tax-qualified defined contribution plan for employees who joined us after December 31, 2006.

We also sponsor certain nonqualified retirement plans, including:

•
the Raytheon Parity Pension Plan, a nonqualified excess pension plan that provides benefits that would have been provided to a participant under the tax-qualified pension plan but for compensation and benefit limits imposed under the Internal Revenue Code (IRC); and

•
the Raytheon Company Supplemental Executive Retirement Plan (SERP), a nonqualified plan for eligible senior executives, including our NEOs, designed to replicate, but not exceed, the retirement benefit that a mid-career person joining Raytheon would have achieved under the qualified and excess pension plans had such person begun his or her career with Raytheon.

Mr. Kennedy will not receive a payment under the SERP because his pension benefits under the formula in our qualified and excess pension plans exceed the maximum 50% of final average earnings that the SERP would provide in connection with a retirement. Our other NEOs could be eligible for SERP benefits, depending on when they retire.
Each of our retirement plans is described in more detail under the heading “Pension Benefits.”

Deferred Compensation Plan
We maintain the Raytheon Deferred Compensation Plan under which employees, including our NEOs, who are projected to reach the IRC compensation limit may elect to defer between 3% and 50% of their salary in excess of the limit and between 3% and 90% of their annual RBI plan awards, and receive tax-deferred returns on those deferrals. We make a matching contribution of up to 4% of deferrable compensation. For more information on our Deferred Compensation Plan, see “Nonqualified Deferred Compensation.”

Severance Pay Arrangements
Executive Severance Guidelines and Offer Letters
Our employees, including our NEOs, are employees at-will; they do not have long-term employment contracts with Raytheon. Upon execution of the Merger Agreement, Mr. Kennedy entered into an employment agreement with UTC. See “Employment Agreement with Thomas A. Kennedy.” The at-will employment status of our employees affords us the necessary flexibility to separate employees when appropriate. However, in order to attract and retain highly-qualified executives who may otherwise desire the protection of long-term employment contracts, we offer specified benefits under our executive severance guidelines and under certain NEO offer letters. We changed our severance guidelines in 2010 to reduce the benefits provided under them. For our CEO and our executive officers who were first elected before January 1, 2010, these benefits provide for the continuation of base salary and health and welfare benefits for two years, and a payment equal to two times target annual incentive award. Officers first elected on or after January 1, 2010 (other than an officer in the CEO role) would receive continuation of base salary and health and welfare benefits for one year, and a payment equal to the target annual incentive award. In 2017, the MDCC amended our executive severance guidelines to require, subject to applicable law, compliance with certain post-termination restrictive covenants (including non-competition and non-solicitation) to receive severance payments In addition, certain Raytheon pension plans provide for continued pension benefits following severance. For more information, see “Potential Payments Upon Termination or Change in Control.”

Change-in-Control Agreements
Separate from our executive severance guidelines, we have change-in-control agreements with all of our executive officers. Upon completion of the Merger, Mr. Kennedy’s change-in-control agreement will be superseded by his employment agreement with UTC. For more information, see “Employment Agreement with Thomas A. Kennedy.” Changes in corporate control are often accompanied by changes in the corporate culture and job losses, especially at executive levels. If a transaction affecting corporate control of Raytheon were under consideration, we expect that our executives would naturally be faced with personal uncertainties and may be distracted by concerns regarding how the transaction might affect their continued employment. By entering into change-in-control agreements before any specific transaction is contemplated, we hope to focus our executives’ full attention and dedication on our shareholders’ best interests, despite any potential or pending change in control, and to encourage our executives to stay with Raytheon until any such transaction is completed. The Merger will constitute a change-in-control under these agreements.
Our change-in-control agreements provide a meaningful severance benefit if a change in control occurs and, within the following 24 months, the executive is either terminated without cause or resigns due to a material reduction in compensation or a material change in job duties without the executive’s consent. These agreements are not intended to confer a windfall on our executives occasioned by a change in control. The agreements provide for a “double trigger,” such that an executive would only receive benefits upon a qualifying termination - not simply upon a change in control. Our change-in-control agreements provide for post-termination benefits as a multiple of the executive’s most recent base salary. That multiple depends upon the executive’s position with Raytheon and date of hire. In 2013, we revised our change-in-control agreement guidelines to decrease this multiple from three to two for certain officers, including business presidents, and two to one for certain other officers, including our chief financial officer. These revised guidelines apply to officers first hired or appointed as an officer after August 1, 2013. Our executive severance guidelines and offer letters described above do not apply to a qualifying termination following a change in control, so there would be no duplication of benefits.
Our change-in-control and severance arrangements, including benefit amounts and the conditions under which they are triggered, are comparable to those provided by the companies in our peer groups. For more information on our executive severance guidelines and the terms of our change-in-control agreements, see “Potential Payments Upon Termination or Change in Control.”

Raytheon Enhanced Severance Plan for Senior Leadership Team Members
In addition to their Raytheon change-in-control agreements, Mr. O’Brien, and two other executive officers who are not NEOs, participate in the Raytheon Enhanced Severance Plan for Senior Leadership Team Members (the Raytheon Severance Plan). The participants in the Raytheon Severance Plan have Raytheon change-in-control agreements that provide for a one-times severance multiple and one year of benefits, which are less than the other executive officers’ benefits under their Raytheon change-in-control agreements. All of these change-in-control agreements pre-dated the execution of the Merger Agreement. The purpose of the Raytheon Severance Plan is to ensure that, in the event of a qualifying termination of employment on or following the Merger, the participants receive benefits comparable to those received by the majority of the other executive officers, so that the various members of the Senior Leadership Team are treated consistently and each Senior Leadership Team Member receives a level of benefits appropriate for his or her position with Raytheon. The Raytheon Severance Plan provides that, upon a termination of a participating executive’s employment by Raytheon under the same conditions that would trigger payment under the executive’s Raytheon change-in-control agreement, the executive will be entitled to the following payments and benefits in addition to the payments and benefits due to such executive under the executive’s Raytheon change-in-control agreement, subject to the executive officer’s execution of a release of claims in favor of Raytheon:

•
A lump sum cash severance payment on the date that is six months following the termination of employment equal to the sum of the executive officer’s base salary plus the executive officer’s target annual bonus for the year in which the termination of employment occurs; and

•
Benefits pursuant to all medical, dental and vision plans under which the executive officer and the executive officer’s family are eligible to receive benefits or coverage as of the Merger and employer-paid life insurance, with such life insurance equal to either (a) the executive officer’s final annual base pay, or (b) if so elected by the executive officer, $50,000, in each case, for one additional year and at the same premium cost as in effect immediately prior to the termination of employment.

Neither the Raytheon change-in-control agreements nor the Raytheon Severance Plan provide for any gross-up with respect to any excise tax imposed by Section 280G of the IRC. The Raytheon Severance Plan provides that in the event that any payment under the Raytheon Severance Plan would be subject to the excise tax, then such payment will either be delivered to the participant in full or delivered in such amount that no portion of the payment would be subject to the excise tax, whichever results in a greater benefit to the participant on an after-tax basis.

Employment Agreement with Thomas A. Kennedy
Upon execution of the Merger Agreement, Thomas A. Kennedy, Chairman and Chief Executive Officer of Raytheon, entered into an employment agreement with UTC (the Kennedy Employment Agreement), which will become effective upon completion of the Merger. The term of the Kennedy Employment Agreement will continue for two years after the completion of the Merger, subject to the earlier termination of Mr. Kennedy’s employment. Pursuant to the Kennedy Employment Agreement, Mr. Kennedy will serve as the Executive Chairman of the combined company and a member of the board of directors of the combined company commencing at the completion of the Merger.
During the term of the Kennedy Employment Agreement, Mr. Kennedy will receive an annual base salary of $1,540,864, subject to increase from time to time, a target bonus opportunity of 200% of base salary, and annual equity awards with an aggregate target grant date value equal to or greater than $10.5 million. For 2020 (the year in which the completion of the Merger is expected to occur), Mr. Kennedy will receive a bonus determined for the pre-Merger period based on Raytheon’s performance from January 1 of such year through the completion of the Merger and for the post-Merger completion period based on the performance goals established by the compensation committee of the board of directors of the combined company for the portion of the year after the completion of the Merger (or based on the greater of target and the actual performance factor applicable to the pre-Merger completion period to the extent that no such goals are established). Under the Kennedy Employment Agreement, Mr. Kennedy is subject to a perpetual confidentiality covenant, a one-year post-termination non-competition covenant, and a two-year post-termination customer and employee non-solicitation covenant.
Upon Mr. Kennedy’s termination of employment during the term of the Kennedy Employment Agreement by UTC without cause (as defined in the Kennedy Employment Agreement) or by Mr. Kennedy for good reason (as defined in the Kennedy Employment Agreement), Mr. Kennedy will be entitled to receive (subject to execution of a release of claims in favor of UTC): (1) a lump sum cash severance payment equal to three times the sum of (a) his annual base salary and (b) the greater of his actual annual bonus for the fiscal year immediately prior to the year in which the Merger occurs and his annual target bonus for the year of termination of employment; (2) a prorated target annual bonus for the year of termination of employment; (3) treatment of his termination of employment as a retirement for purposes of the terms and conditions of his outstanding UTC equity awards granted after the Merger, and waiver of any minimum holding period that would otherwise apply as a condition to vesting upon retirement; and (4) up to 12 months of healthcare benefit coverage continuation at no premium cost to him. For purposes of Mr. Kennedy’s outstanding equity awards that were granted prior to the Merger, such a termination would be treated as an “involuntary termination” resulting in accelerated vesting of such awards in accordance with their terms.

Mr. Kennedy has agreed in the Kennedy Employment Agreement that for purposes of his equity awards, neither the Merger nor the related changes in his responsibilities and role following the Merger will constitute an “involuntary termination” pursuant to his equity award agreements.

Pursuant to the terms of the Kennedy Employment Agreement, Mr. Kennedy is not entitled to any tax gross-up for any excise tax imposed under Sections 280G and 4999 of the IRC. In the event that any payment to Mr. Kennedy would be subject to the excise tax, then such payment will either be delivered to Mr. Kennedy in full or delivered in such amount that no portion of the payment would be subject to the excise tax, whichever results in a greater benefit to Mr. Kennedy on an after-tax basis.

Compensation Policies
Stock Ownership and Retention Guidelines
To reinforce our culture and expectation of long-term share ownership, we have implemented the stock ownership guidelines set out below for our elected officers. These guidelines are designed to ensure sustained, meaningful executive share ownership, align executives’ long-term interests with shareholder interests, and demonstrate our officers’ commitment to enhancing long-term shareholder value. The MDCC and the Governance and Nominating Committee regularly review the required ownership levels, as well as attainment of these ownership levels, by our elected officers. Executives have five years from the date on which they became subject to the guidelines to attain the requisite level of ownership, and may not dispose of Raytheon stock until the requisite ownership level is satisfied. As of December 31, 2019, each of our NEOs with five or more years of service had met or exceeded the applicable stock ownership requirements.

Class of Executive	Ownership Guideline (As a Multiple of Base Salary)

CEO	6X

COO	4X

Senior Vice Presidents and Business Presidents	3X

Other elected Vice Presidents	2X

Policy Against Certain Raytheon Stock Transactions
To ensure alignment with the long-term interests of our other shareholders, Raytheon’s Insider Trading Policy provides that our officers, as well as other employees and non-employee directors, may not engage in:

•
Short sales of Raytheon stock or transactions in any derivative of a Raytheon security, including puts, calls and options (other than the receipt and exercise of options that might be granted pursuant to a Raytheon compensation plan);

•	Any type of hedging or similar monetization transaction involving Raytheon securities, including financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds; or

•	Other transactions that would permit the holder to own Raytheon securities without the full risks and rewards of ownership.

In addition, Raytheon’s Insider Trading Policy provides that our officers, certain other employees, and directors are prohibited from purchasing any Raytheon securities on margin, making any investments on margin in any account in which they hold Raytheon securities, or otherwise pledging Raytheon securities as collateral for a loan.

Restatement Clawback Policy
Our executives’ compensation is subject to a Restatement Clawback Policy, which gives the Board the right to recover RBI payments, LTPP awards and restricted stock awards made on or after January 1, 2009, to any executive to the extent such payments or awards were inflated due to erroneous financial statements substantially caused by the executive’s knowing or intentionally fraudulent or illegal conduct.

Tax Considerations
Under Section 162(m) of the IRC, there is a limit of $1 million on the amount of compensation that we may deduct in any one year with respect to compensation paid to certain of our NEOs. Prior to the enactment of the Tax Cuts and Jobs Act of 2017, the Section 162(m) limitation applied to compensation paid to our CEO and the three other highest paid executive officers (other than the chief financial officer) to the extent such compensation did not otherwise qualify as performance-based compensation. The MDCC has historically determined that compensation paid pursuant to LTPP awards should generally be structured to be tax-deductible, and has operated the LTPP intending to comply with the Section 162(m) exemption.

The performance-based compensation exemption and the exemption of the chief financial officer from Section 162(m)’s deduction limit have been repealed, among other changes, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualified for transition relief applicable to certain arrangements in place as of November 2, 2017. The rules and regulations promulgated under Section 162(m) are complicated and the scope of the transition relief under the legislation repealing Section 162(m)’s performance-based compensation exemption from the deduction limit is uncertain. As such, there can be no guarantee that compensation intended to satisfy the requirements for tax deductibility in fact will. While deductibility of executive compensation for federal income tax purposes is among the factors the MDCC considers when structuring our executive compensation, it is not the sole or primary factor considered. Our Board and the MDCC retain the flexibility to authorize compensation that may not be deductible if they believe it is in our best interests.

Management Development and Compensation Committee Report
The Management Development and Compensation Committee is composed entirely of independent directors. The MDCC has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Committee approved the inclusion of the Compensation Discussion and Analysis in the Company’s Form 10-K/A.

Submitted by the Management Development and Compensation Committee

George R. Oliver, Chairman,
Tracy A. Atkinson, Robert E. Beauchamp, Adriane M. Brown, Stephen J. Hadley and James A. Winnefeld, Jr.

The above report of the Management Development and Compensation Committee does not constitute soliciting material and shall not be deemed to be incorporated by reference into any other filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, including by any general statement incorporating the Company’s Form 10-K/A, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such statutes.

EXECUTIVE COMPENSATION TABLES
Summary Compensation Table
The following table shows the total compensation, calculated in accordance with SEC requirements, for our NEOs for the fiscal years ended December 31, 2019, 2018, and 2017. For the NEOs’ 2019 total direct compensation as reviewed by the Management Development and Compensation Committee, see our supplemental table in the “Compensation Discussion and Analysis.” The supplemental table is not a substitute for the required table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2)($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)		All Other Compensation(4)($)	Total ($)
Thomas A. Kennedy Chairman and Chief Executive Officer	2019	$1,540,864	$—		$10,664,059	$4,520,900	$6,200,034	(6)	$795,550	$23,721,407
	2018	1,511,559	—		10,714,893	4,336,000	5,322,070	(6)	535,736	22,420,258
	2017	1,403,211	—		10,089,988	3,434,000	9,465,067	(6)	491,605	24,883,871
Anthony F. O’Brien Vice President and Chief Financial Officer	2019	$821,192	$—		$3,321,303	$1,342,400	$2,362,772		$132,798	$7,980,465
	2018	780,178	—		3,159,148	1,114,700	946,684		105,799	6,106,509
	2017	721,159	—		2,594,771	912,400	1,616,966		100,086	5,945,382
David C. Wajsgras Vice President, and President, Intelligence, Information and Services	2019	$977,101	$—		$2,640,541	$1,576,700	$3,002,967		$151,978	$8,349,287
	2018	977,101	19,542	(5)	2,648,314	1,512,300	158,860		170,072	5,486,189
	2017	977,101	19,542	(5)	2,593,248	1,171,500	1,641,890		163,111	6,566,392
Wesley D. Kremer Vice President, and President, Missile Systems; Former President, Integrated Defense Systems	2019	$792,745	$—		$2,640,541	$1,279,400	$2,089,184		$178,901	$6,980,771
	2018	741,008	—		2,648,314	1,114,400	663,653		175,608	5,342,983

Roy Azevedo Vice President, and President of Space and Airborne Systems	2019	$693,505	$—		$2,132,846	$1,138,700	$2,344,703		$90,712	$6,400,466

(1)
Amounts represent the aggregate grant date fair values of long-term equity incentive awards under the Long-Term Performance Plan (LTPP), awarded in the form of restricted stock units (RSUs), and either time-based restricted stock or, for retirement-eligible NEOs who have attained the age of 60 with at least ten years of service with Raytheon, time-based 60/10 RSUs. Our 2019 NEO stock awards were as follows:

Name	2019-2021 LTPP Award	2019 Time-Based Restricted Stock Award	2019 Time-Based 60/10 RSU Award	Total
Mr. Kennedy	$6,464,012	$—	$4,200,047	$10,664,059
Mr. O’Brien	2,021,379	1,299,924	—	3,321,303
Mr. Wajsgras	1,600,565	1,039,976	—	2,640,541
Mr. Kremer	1,600,565	1,039,976	—	2,640,541
Mr. Azevedo	1,292,873	839,973	—	2,132,846

The grant date fair values are calculated in accordance with the accounting standard for share-based payments. Performance-based RSUs under our LTPP are subject to both internal performance metrics (CFCF and ROIC) and market-based performance conditions (TSR). Values for the CFCF and ROIC portions of the awards are adjusted for the probability of achievement and computed based on the stock price on the date of grant and the number of shares (the intrinsic value method). Values for the TSR portion of the awards are based upon the Monte Carlo simulation method. Values for time-based restricted stock awards and time-based RSUs are based on the intrinsic value method on the date of grant. For more information on the assumptions we used to calculate the grant date fair values for restricted stock, RSUs and LTPP awards, see “Note 13: Stock-based Compensation Plans” to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 12, 2020 (hereinafter our 2019 Form 10-K).

The values of the 2019-2021 LTPP awards on the grant date, assuming the highest level of performance conditions will be achieved during the three-year performance cycle, are as follows: Mr. Kennedy - $11,188,978; Mr. O’Brien - $3,498,935; Mr. Wajsgras - $2,770,523; Mr. Kremer - $2,770,523; and Mr. Azevedo - $2,237,917.

(2)	Represents amounts earned pursuant to annual cash incentive awards under our Results-Based Incentive (RBI) plan for 2019, 2018, and 2017 but which were paid in 2020, 2019, and 2018, respectively.

(3)
Amounts represent the aggregate change in the actuarial present value of each NEO’s accumulated benefit under all defined benefit and pension plans (including supplemental plans) from the end of the preceding year to the end of the reported year. Generally, these amounts represent the change in value of the NEO’s benefit due to an additional year of service, changes in compensation, and changes in the discount rate. The amounts were computed using the same assumptions we used for financial reporting purposes under the accounting standard for employers’ accounting for pensions. Actual amounts paid under our plans are based on assumptions contained in the plans, which may be different from the assumptions used for financial statement reporting purposes. None of the NEOs received any earnings on their deferred compensation based on above-market or preferential rates.

(4)
All Other Compensation amounts include the following items that exceeded $10,000 in a particular category for an NEO in 2019. Items in a particular category for an NEO that were $10,000 or less have not been included.

Name	Perquisites and Personal Benefits(a)	Tax Gross-Ups(b)	Company Contributions to Defined Contribution Plans(c)	Insurance Premiums(d)
Mr. Kennedy	$492,169	$—	$242,471	$45,279
Mr. O’Brien	23,069	—	87,989	17,181
Mr. Wajsgras	13,055	—	103,455	23,719
Mr. Kremer	66,232	13,582	84,420	11,700
Mr. Azevedo	—	—	75,059	11,045

(a)
Each NEO is entitled to receive certain limited perquisites. For 2019, each NEO received certain items related to attendance at employee events and certain travel and incidental expenses relating to his spouse or family attending Raytheon-related events at our request. All NEOs, except for Mr. Azevedo, also received financial planning services. The amounts for Messrs. Kennedy and O’Brien also include personal use of Raytheon aircraft ($463,209 and $16,366, respectively). Mr. Kennedy’s amount also includes personal use of a company-provided car and driver. Mr. Kremer’s amount also includes $53,360 of relocation benefits under our key employee relocation policy.

We require Mr. Kennedy generally to use Raytheon aircraft for all air travel, including for personal purposes, for security and personal safety reasons. Our incremental cost for the personal use of corporate aircraft was calculated by multiplying the number of personal travel hours for an aircraft by that aircraft’s average variable hourly operating cost (including fuel, aircraft maintenance, landing, parking, catering and certain taxes and other miscellaneous fees and costs, but excluding fixed costs such as pilots’ and other employees’ salaries, aircraft purchase price and certain hangar expenses). In determining the number of personal travel hours, we did not include the flight time of any “deadhead” flight (e.g., a return flight on which no passenger was aboard). For trips that involved mixed personal and business usage, we determined the total variable cost attributable to personal use by subtracting the total variable cost of a “business-only” trip from the total variable cost of the whole trip (both personal and business). Based on our average variable operating cost per hour (as derived above), deadhead flights (not included in the foregoing amounts) would have amounted to an additional $77,397 for Mr. Kennedy and $2,575 for Mr. O’Brien.
Mr. Kennedy frequently travels in Raytheon-provided vehicles operated by Raytheon drivers for business and personal (primarily commuting) purposes for security and personal safety reasons. To determine our incremental cost for Mr. Kennedy’s personal use of a company-provided car and driver, we allocated our total annual costs for the vehicle and driver based on the total vehicle miles in the year and the miles driven for personal purposes, and the total driver hours worked and the hours of driving for personal purposes. In addition, the NEOs have access to certain Raytheon vehicles and drivers for various corporate purposes that also may be used in limited circumstances for uses that may have a personal element.

(b)
Messrs. Kennedy, O’Brien, Wajsgras, Kremer and Azevedo received tax gross-up payments relating to imputed income as a result of the NEO’s spouse attending Raytheon-related events at our request. Mr. Kremer also received tax gross-up payments relating to imputed income as a result of relocation benefits. Consistent with prior years, Messrs. Kennedy and O’Brien did not receive any tax gross-ups for individual personal use of Raytheon aircraft.

(c)
Amounts represent the total amount of Raytheon contributions to qualified and nonqualified defined contribution plans. We make a 4% matching contribution to our NEOs’ compensation deferred under our qualified Raytheon Savings and Investment Plan (RAYSIP) 401(k) Plan and under our nonqualified, unfunded Deferred Compensation Plan. The Deferred Compensation Plan matching contributions include our matching contribution for deferred 2019 RBI compensation earned in 2019 but paid in March 2020.

(d)	Amounts represent the total value of Raytheon-paid insurance premiums, including for basic life, senior executive life, executive liability, and business travel and accident insurance policies.

(5)	Amounts represent lump-sum payments to Mr. Wajsgras in lieu of base salary merit increases.

(6)
Mr. Kennedy’s change in pension value in 2019 was primarily due to increased service, as defined in the Raytheon Non-Bargaining Retirement Plan, and age. Mr. Kennedy’s change in pension value in 2017 and 2018 was primarily driven by his increased average compensation for the most recent five-year period as defined in the Raytheon Non-Bargaining Retirement Plan. The 2018 change is due to the replacement of his 2013 compensation with his CEO-level 2018 compensation.

Grants of Plan-Based Awards
The following table reports the awards granted to each of our NEOs under any plan during the fiscal year ended December 31, 2019.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Thomas A. Kennedy	1/30/2019	—	—	—	37	36,743	73,486	—	$6,464,012
	3/20/2019	—	—	—	—	—	—	23,331(5)	4,200,047
	—	$308,173	$3,081,728	$6,163,456	—	—	—	—	—
Anthony F. O’Brien	1/30/2019	—	—	—	11	11,490	22,980	—	$2,021,379
	3/20/2019	—	—	—	—	—	—	7,221	1,299,924
	—	$83,185	$831,854	$1,663,709	—	—	—	—	—
David C. Wajsgras	1/30/2019	—	—	—	9	9,098	18,196	—	$1,600,565
	3/20/2019	—	—	—	—	—	—	5,777	1,039,976
	—	$97,710	$977,101	$1,954,202	—	—	—	—	—
Wesley D. Kremer	1/30/2019	—	—	—	9	9,098	18,196	—	$1,600,565
	3/20/2019	—	—	—	—	—	—	5,777	1,039,976
	—	$80,752	$807,518	$1,615,037	—	—	—	—	—
Roy Azevedo	1/30/2019	—	—	—	7	7,349	14,698	—	$1,292,873
	3/20/2019	—	—	—	—	—	—	4,666	839,973
	—	$71,874	$718,744	$1,437,488	—	—	—	—	—

(1)
Amounts represent the threshold, target and maximum payout opportunities under the 2019 RBI Plan, Raytheon’s annual cash incentive plan. RBI payout opportunities range from zero to 200% of an individual’s target.

(2)
Amounts represent the threshold, target and maximum payout opportunities pursuant to 2019-2021 LTPP performance-based RSU awards. LTPP payout opportunities range from zero to 200% of target. Amounts do not include accrued dividend equivalents.

(3)	Amounts represent time-based restricted stock awards and/or time-based RSU awards.

(4)
Amounts represent the grant date fair value of awards of restricted stock and RSUs granted in 2019 in accordance with the accounting standard for share-based payments. Values for awards of time-based restricted stock and RSUs are based on the stock price on the date of grant and the number of shares (the intrinsic value method). Performance-based RSUs under our LTPP are subject to both internal performance metrics (CFCF and ROIC) and market-based performance conditions (TSR). Values for the CFCF and ROIC portions of the awards are adjusted for the probability of achievement and computed based upon the intrinsic value method on the date of grant, while the values for the TSR portion of the awards are based upon the Monte Carlo simulation method. Values of time-based restricted stock awards and performance-based LTPP RSU awards are generally expensed over the NEO’s requisite service period—generally the vesting period of the awards. The 60/10 RSUs continue to vest into retirement, and are generally expensed in the period in which they are granted rather than over the vesting period of the awards.

(5)
Amounts represent awards of 60/10 RSUs to a retirement-eligible employee who has attained the age of 60 with at least ten years of service with Raytheon. These 60/10 RSUs continue to vest (but do not accelerate) on the scheduled vesting dates even after the employee retires, so long as the employee complies with certain post-employment covenants.

Outstanding Equity Awards at Fiscal Year-End
The following table reports information regarding unvested stock and unvested equity incentive plan awards outstanding as of December 31, 2019, for each of our NEOs. None of our NEOs held any outstanding options as of December 31, 2019.

Name	Number of Shares or Units of Stock That Have Not Vested(1) (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3) (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Thomas A. Kennedy	70,740	(4)	$15,544,408	67,561	(5)	$14,845,854
Anthony F. O’Brien	22,693	(6)	4,986,560	20,012	(7)	4,397,437
David C. Wajsgras	21,071	(8)	4,630,142	16,019	(9)	3,520,015
Wesley D. Kremer	19,537	(10)	4,293,060	16,019	(11)	3,520,015
Roy Azevedo	7,667	(12)	1,684,747	12,455	(13)	2,736,862

(1)
Amounts represent time-based restricted stock awards and, for retirement-eligible NEOs who have attained the age of 60 with at least ten years of service with Raytheon, time-based restricted stock units (60/10 RSUs). Restricted stock awards and 60/10 RSUs vest in three equal tranches on each of the second, third and fourth anniversaries of the grant date. Restricted stock awards vest only if the recipient remains employed with Raytheon on the scheduled vesting dates. The 60/10 RSUs continue to vest (but do not accelerate) as scheduled, even after the employee retires, so long as the employee complies with certain post-employment covenants.

(2)	Amounts are equal to $219.74, the closing price of our common stock on the NYSE on December 31, 2019, multiplied by the number of unvested shares or units.

(3)
Amounts assume 2018-2020 LTPP and 2019-2021 LTPP payouts, plus dividend equivalents, at target performance paid in shares of stock. LTPP awards vest at the end of the applicable three-year performance cycle if certain performance goals are attained and the executive remains employed by Raytheon. These awards may be settled in shares of our common stock or cash, at the MDCC’s discretion. The actual number of shares issued or cash paid upon settlement will depend on the extent to which we attained or exceeded the performance goals, and include dividend equivalents accrued over the three-year performance cycle. Amounts exclude 2017-2019 LTPP awards, the cycle for which ended on December 31, 2019; these are included in the “Stock Vested” table.

(4)	Amount represents the following unvested 60/10 RSU awards for Mr. Kennedy:

Grant Date	Unvested Shares	Vesting
March 23, 2016	9,157	Remaining shares vest on March 21, 2020
March 29, 2017	18,077	Remaining shares vest ratably on March 21, 2020, and March 29, 2021
March 21, 2018	21,122	Shares vest ratably on March 21, 2020, 2021, and 2022
March 20, 2019	22,384	Shares vest ratably on March 20, 2021, 2022, and 2023

(5)	Amount represents the following unvested LTPP awards for Mr. Kennedy:

LTPP Cycle	Target Shares	Accrued Dividend	Vesting
2018-2020	29,280	988	End of 3-year cycle on December 31, 2020
2019-2021	36,743	550	End of 3-year cycle on December 31, 2021

(6)	Amount represents the following unvested restricted stock awards for Mr. O’Brien:

Grant Date	Unvested Shares	Vesting
March 23, 2016	2,961	Remaining shares vest on March 21, 2020
March 29, 2017	5,485	Remaining shares vest ratably on March 21, 2020, and March 29, 2021
March 21, 2018	7,026	Shares vest ratably on March 21, 2020, 2021, and 2022
March 20, 2019	7,221	Shares vest ratably on March 20, 2021, 2022, and 2023

(7)	Amount represents the following unvested LTPP awards for Mr. O’Brien:

LTPP Cycle	Target Shares	Accrued Dividend	Vesting
2018-2020	8,077	273	End of 3-year cycle on December 31, 2020
2019-2021	11,490	172	End of 3-year cycle on December 31, 2021

(8)	Amount represents the following unvested restricted stock awards for Mr. Wajsgras:

Grant Date	Unvested Shares	Vesting
March 23, 2016	3,499	Remaining shares vest on March 21, 2020
March 29, 2017	5,705	Remaining shares vest ratably on March 21, 2020, and March 29, 2021
March 21, 2018	6,090	Shares vest ratably on March 21, 2020, 2021, and 2022
March 20, 2019	5,777	Shares vest ratably on March 20, 2021, 2022, and 2023

(9)	Amount represents the following unvested LTPP awards for Mr. Wajsgras:

LTPP Cycle	Target Shares	Accrued Dividend	Vesting
2018-2020	6,563	222	End of 3-year cycle on December 31, 2020
2019-2021	9,098	136	End of 3-year cycle on December 31, 2021
(10) Amount represents the following unvested restricted stock awards for Mr. Kremer:

Grant Date	Unvested Shares	Vesting
March 23, 2016	2,624	Remaining shares vest on March 21, 2020
March 29, 2017	5,046	Remaining shares vest ratably on March 21, 2020, and March 29, 2021
March 21, 2018	6,090	Shares vest ratably on March 21, 2020, 2021, and 2022
March 20, 2019	5,777	Shares vest ratably on March 20, 2021, 2022, and 2023
(11) Amount represents the following unvested LTPP awards for Mr. Kremer:

LTPP Cycle	Target Shares	Accrued Dividend	Vesting
2018-2020	6,563	222	End of 3-year cycle on December 31, 2020
2019-2021	9,098	136	End of 3-year cycle on December 31, 2021
(12) Amount represents the following unvested restricted stock awards for Mr. Azevedo:

Grant Date	Unvested Shares	Vesting
March 23, 2016	592	Remaining shares vest on March 21, 2020
March 29, 2017	1,097	Remaining shares vest ratably on March 21, 2020, and March 29, 2021
March 21, 2018	1,312	Shares vest ratably on March 21, 2020, 2021, and 2022
March 20, 2019	4,666	Shares vest ratably on March 20, 2021, 2022, and 2023
(13) Amount represents the following unvested LTPP awards for Mr. Azevedo:

LTPP Cycle	Target Shares	Accrued Dividend	Vesting
2018-2020	4,874	122	End of 3-year cycle on December 31, 2020
2019-2021	7,349	110	End of 3-year cycle on December 31, 2021

Stock Vested
The following table reports stock vested for each of our NEOs during the fiscal year ended December 31, 2019. None of our NEOs held or exercised any options during the fiscal year ended December 31, 2019.

Name	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
Thomas A. Kennedy	98,915	$20,556,399
Anthony F. O’Brien	24,085	4,978,160
David C. Wajsgras	25,626	5,232,049
Wesley D. Kremer	20,772	4,344,133
Roy Azevedo	1,743	315,386

(1)
Includes the following shares (including accrued dividend equivalents) that were issued in February 2020 under the 2017-2019 LTPP upon the MDCC’s determination of performance: 67,578 for Mr. Kennedy; 15,973 for Mr. O’Brien; 15,359 for Mr. Wajsgras; 15,052 for Mr. Kremer; and zero for Mr. Azevedo. The 2017-2019 LTPP awards vested as of December 31, 2019, at the end of the three-year performance period.

(2)	Amounts are equal to the closing price of our common stock on the NYSE on the vesting date multiplied by the number of shares vested.

Pension Benefits
The following table reports the pension plans in which our NEOs participated in 2019 and the present value of accumulated benefits payable to each of our NEOs, as well as the number of years of credited service, as of December 31, 2019. No pension benefit payments were made to any of our NEOs in 2019.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)
Thomas A. Kennedy	Non-Bargaining Retirement Plan (contributory part)	29.42	$2,465,784
	Parity Pension Plan	29.42	44,929,097
	Supplemental Executive Retirement Plan	36.67	—
Anthony F. O’Brien	Pension Plan for Salaried Employees	32.42	$1,427,467
	Parity Pension Plan	32.42	7,115,887
	Supplemental Executive Retirement Plan	33.50	371,095
David C. Wajsgras	Pension Plan for Salaried Employees	12.75	$876,804
	Parity Pension Plan	12.75	7,076,597
	Supplemental Executive Retirement Plan	13.81	8,062,821
Wesley D. Kremer	Pension Plan for Salaried Employees	15.84	$935,850
	Parity Pension Plan	15.84	4,296,935
	Supplemental Executive Retirement Plan	16.91	—
Roy Azevedo	Pension Plan for Salaried Employees	29.67	$1,740,437
	Parity Pension Plan	29.67	3,918,137
	Supplemental Executive Retirement Plan	30.67	—

Valuation and Material Assumptions - Pension Benefits
Benefits are valued at the age when the NEO is first eligible for unreduced benefits, discounted to the NEO’s current age with interest, and are based upon current levels of compensation. In addition, we have assumed no pre-retirement mortality, disability or termination. All other assumptions, including the discount rates for 2019 of 3.30% for the Raytheon Company Pension Plan for Salaried Employees (Salaried Pension Plan), Raytheon Parity Pension Plan, and Raytheon Company Supplemental Executive Retirement Plan (SERP), and 3.25% for the Raytheon Non-Bargaining Retirement Plan, are consistent with those used to determine our pension obligations under the accounting standard for employers’ accounting for pensions in our 2019 Form 10-K. For a discussion of our discount rate assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Pension and Other Postretirement Benefits Costs-FAS Expense” in our 2019 Form 10-K. An executive’s benefit under the SERP is assumed to be zero until the executive first becomes eligible for such benefit.

Pension Plans
Qualified Plans

Plan and NEO Participant(s)	Description and Material Terms and Conditions
Salaried Pension Plan
Messrs. O’Brien, Wajsgras, Kremer and Azevedo
The Salaried Pension Plan is a non-contributory pension plan in which most of our executive officers who joined us before January 1, 2007, are eligible to participate. The plan is Raytheon-funded and since 1981 has not permitted employee contributions. Benefits under the plan are a percentage of final average compensation based on the following formula, reduced by the same percentage of the employee’s estimated primary Social Security benefit: 1.8% for each of the first 20 years of credited service; and 1.2% for each year of credited service thereafter. Final average compensation is the average of the 60 highest consecutive months of compensation in the final 120 months of employment, and includes base salary and annual cash incentive awards. The normal retirement age under the plan is 65. Employees who are at least age 55 with at least 10 years of service can retire with reduced benefits. There is no reduction for employees who retire at age 60 or older with at least 10 years of service. The standard form of benefit for married participants is a 50% joint and survivor annuity. The standard form of benefit for single participants is a single-life annuity. Both married and single participants can elect actuarially equivalent alternative forms of payment, including a 10-year certain and continuous benefit and joint and survivor annuities of 50%, 66-2/3%, 75% and 100%.

Non-Bargaining Retirement Plan
Mr. Kennedy
The Non-Bargaining Retirement Plan covers most of the people who became Raytheon employees when Raytheon merged with Hughes Aircraft in 1997. The contributory part of the Non-Bargaining Retirement Plan requires employee contributions of 3% of covered earnings. Except for these employee contributions, the Non-Bargaining Retirement Plan is Raytheon-funded. For each year of credited service, the pension under the contributory part of the Non-Bargaining Retirement Plan is 1.75% of the employee’s final average compensation for each year of credited service, reduced by 1.5% of the employee’s Social Security benefit estimated to be payable at age 65. The offset under the second part of that formula is limited to 50% of the Social Security benefit. Final average compensation under the Non-Bargaining Retirement Plan is the average of compensation in the highest five 12-month periods out of the last ten 12-month periods of employment, and includes base salary and annual cash incentive awards. If both of the following requirements are satisfied, an employee will be entitled immediately to 100% of the pension otherwise payable at age 65: (1) the employee’s age at termination of Raytheon employment is at least 55; and (2) the employee’s age plus continuous service (both measured in full years) is at least 75. If both of these requirements are not satisfied, a pension beginning before the employee reaches age 65 will be reduced for early commencement. The standard form of benefit for married participants is a 50% joint and survivor annuity. The standard form of benefit for single participants is a single-life annuity. Both married and single participants can elect actuarially equivalent alternative forms of payment, including a 5-, 10- or 15-year certain and continuous benefit, joint and survivor annuities of 50%, 66-2/3%, 75% and 100%, and payments over a specified period of 5, 10 or 15 years. The retiree benefit from the contributory part of the Non-Bargaining Retirement Plan is subject to an annual cost-of-living adjustment.

Nonqualified Plans

Plan and NEO Participant(s)	Description and Material Terms and Conditions
Parity Pension Plan
All NEOs
The Parity Pension Plan is a separate unfunded plan that provides to participants in our qualified pension plans the benefits that would have been provided by the qualified plan but for the U.S. IRC limit on the amount of annual compensation that may be taken into account by qualified plans in determining benefits ($280,000 for 2019) and the IRC limit on annual benefits from a qualified plan ($225,000 for 2019). The principal features of the Parity Pension Plan for any particular employee are generally the same as the features of the qualified plan in which that employee participates, except that the Parity Pension Plan is not subject to the IRC compensation and benefit limits, the gross Parity Pension Plan benefit is offset by the qualified plan benefit, and the forms of payment under the Parity Pension Plan are subject to certain IRC restrictions.

Supplemental Executive Retirement Plan
All NEOs
The SERP is a separate unfunded plan available to our NEOs and certain other senior executives. The plan provides a pension of 35% of final average compensation after ten years of service and age 55, increasing by 3% of final average compensation for every additional year of service up to a maximum of 50% of final average compensation. Amounts payable under this plan will be offset by amounts payable under our other pension plans, any prior employer plan, and Social Security.

Years of Credited Service
The number of years of credited service for each NEO, as reported in the above table for plans other than the Supplemental Executive Retirement Plan, is less than his actual service. Mr. Kennedy (actual service of 36.67 years) did not contribute to the Non-Bargaining Retirement Plan for a period of time. Messrs. O’Brien, Wajsgras, Kremer and Azevedo (actual service of 33.50, 13.81, 16.91 and 30.67 years, respectively) were subject to a required period of employment before service credit accrual began under the Salaried Pension Plan. In addition, the years of credited service do not include any additional service credit under change-in-control agreements.

Nonqualified Deferred Compensation
The following table provides information regarding contributions, earnings, and account balances under the Deferred Compensation Plan—a nonqualified, unfunded plan that provides for pretax deferrals. Eligible employees may elect to defer 3-50% of their salary over the IRC compensation limit applicable to qualified plans ($280,000 in 2019), and to defer 3-90% of their RBI compensation earned in the current year but paid in the following year. Raytheon makes a matching contribution of up to 4% of deferrable compensation. Each employee determines how his plan account is invested among the plan’s investment options (subject to applicable trading restrictions on investments in the plan’s Raytheon stock fund). Distribution of an employee’s plan account is made in a lump sum or annual installments following termination of employment. There were no withdrawals or distributions from the Deferred Compensation Plan to any of our NEOs in 2019.

Name	Executive Contributions in Last Fiscal Year(1) ($)	Registrant Contributions in Last Fiscal Year(2) ($)	Aggregate Earnings in Last Fiscal Year(3) ($)	Aggregate Balance at Last Fiscal Year-End(4) ($)
Thomas A. Kennedy	$578,176	$231,271	$1,241,120	$6,547,710
Anthony F. O’Brien	79,231	75,509	189,261	1,603,292
David C. Wajsgras	465,663	90,752	1,734,751	10,211,051
Wesley D. Kremer	94,483	71,977	221,027	1,138,065
Roy Azevedo	282,667	62,754	150,469	1,130,341

(1)
Includes deferrals to the Deferred Compensation Plan of 2019 salary and RBI compensation earned in 2019 but paid and deferred in March 2020. Deferred salary and 2019 RBI compensation are included in the amounts under the “Salary” column and the “Non-Equity Incentive Plan Compensation” column, respectively, for 2019 in the Summary Compensation Table.

(2)
Includes Raytheon’s matching contributions on deferrals to the Deferred Compensation Plan of 2019 salary and RBI compensation earned in 2019 but paid in March 2020 at the time RBI awards were paid. Matching contributions are included in the “All Other Compensation” column for 2019 in the Summary Compensation Table.

(3)
Amounts in this column reflect actual earnings in each NEO’s Deferred Compensation Plan investment account in 2019. Accordingly, unlike the other columns in this table, amounts in this column do not reflect RBI compensation earned in 2019 but paid and deferred in March 2020. Earnings on deferred compensation are not included in the Summary Compensation Table for 2019 because such earnings are not based on above-market or preferential rates. Amounts in this column do not reflect administrative fees paid.

(4)
Amounts shown are hypothetical aggregate account balances calculated in accordance with SEC requirements by adding, to actual aggregate account balances as of December 31, 2019, the following amounts, which were not actually deferred until March 2020: (a) deferred 2019 RBI compensation (see Note 1 above); and (b) Raytheon matching contributions on such deferred 2019 RBI compensation (see Note 2 above). The aggregate balances set forth in the table above include the following executive contributions and Raytheon matching contributions reported as compensation earned in 2018 and 2017 in the Summary Compensation Table:

Year	Contribution	Mr. Kennedy	Mr. O’Brien	Mr. Wajsgras	Mr. Kremer	Mr. Azevedo
2018	Executive	$557,256	$68,896	$456,692	$85,059	N/A
	Raytheon Matching	222,902	65,009	89,158	63,472	N/A
2017	Executive	458,240	60,343	396,048	N/A	N/A
	Raytheon Matching	183,296	56,242	77,229	N/A	N/A

Potential Payments Upon Termination or Change in Control
The following is a summary of the potential incremental payments and benefits that the NEOs would receive upon termination of their employment under certain circumstances pursuant to our cash severance guidelines, pension, benefit and stock plans, and certain NEO offer letters. This summary is not necessarily indicative of any actual amounts that Mr. O’Brien may receive in connection with any qualifying termination which may occur on or following the Merger, which amounts will depend on the timing and circumstances of such termination and would be determined in accordance with the terms of the Raytheon Enhanced Severance Plan for Senior Leadership Team Members. For more information, see “Raytheon Enhanced Severance Plan for Senior Leadership Team Members.”

Termination Event
Element	Involuntary Without Cause	Disability or Death	Retirement
Cash Severance	One year base salary continuation and target RBI award for Messrs. O’Brien, Kremer and Azevedo; two years base salary continuation and target RBI award for Messrs. Kennedy and Wajsgras	None	None
RBI Award	None unless termination occurs after July 1 of the performance year, in which case the NEO would receive a prorated RBI award after the performance year based on actual performance	None unless termination occurs after July 1 of the performance year, in which case the NEO would receive a prorated RBI award after the performance year based on actual performance	None unless retirement occurs after July 1 of the performance year, in which case the NEO would receive a prorated RBI award after the performance year based on actual performance
Pension	Continuation of service credit while collecting severance benefits, plus one year for Messrs. O’Brien, Wajsgras, Kremer and Azevedo; no incremental benefit for Mr. Kennedy	No incremental benefit	No incremental benefit
Health and Welfare	One year of benefits continuation for Messrs. O’Brien, Kremer and Azevedo; two years of benefits continuation for Messrs. Kennedy and Wajsgras	None	No incremental benefit
Unvested Restricted Stock	Forfeit all unvested restricted stock awards; 60/10 RSUs would continue to vest subject to compliance with post-employment covenants	100% accelerated vesting upon death and continuation of vesting upon disability	Forfeit all unvested restricted stock awards; 60/10 RSUs would continue to vest subject to compliance with post-employment covenants
Unvested LTPP	None	Prorated payment based on service completed through the termination date and Raytheon’s actual performance	Prorated payment based on service completed through the retirement date and Raytheon’s actual performance

Cash Severance and Health and Welfare Benefits. We have Executive Severance Guidelines and certain of our NEOs have offer letters that provide for cash severance payments and health and welfare benefits continuation in the event of an involuntary termination without cause. We amended these guidelines effective January 1, 2010, to reduce such payments and benefits for new executives on a prospective basis. Mr. Wajsgras is grandfathered under our prior Executive Severance Guidelines. Mr. Kennedy receives a higher payment under the Executive Severance Guidelines because he is the CEO. In July 2017, the MDCC further amended these guidelines to require, subject to applicable law, compliance with certain post-termination restrictive covenants (including non-competition and non-solicitation) to receive severance payments.

Pension Benefits. In the event of an involuntary termination without cause, NEOs participating in the Salaried Pension Plan (Messrs. O’Brien, Wajsgras, Kremer and Azevedo) would receive continuation of service credit while collecting severance benefits, plus one year. These benefits do not apply to Mr. Kennedy, who participates in the Non-Bargaining Retirement Plan.

Long-Term Incentives. Upon a termination due to death, each NEO’s restricted stock awards would vest. Upon termination due to disability, each NEO’s restricted stock awards would continue to vest on the scheduled vesting dates. Upon a qualifying termination within 24 months after a change in control in which the successor assumes, continues or substitutes LTPP awards, each NEO would receive an LTPP payment based on either target performance or a combination of actual completed and target performance, depending on the date of the change in control. If the successor does not assume, continue or substitute LTPP awards, then each NEO would receive immediate payment assuming target performance for the full performance period as long as the award is not deemed to constitute nonqualified deferred compensation. In the event of termination due to death, disability or retirement, an NEO would receive a prorated LTPP payment based on service completed through the termination date and based on Raytheon’s actual performance, as long as the NEO (in the event of disability or retirement) complies with certain covenants for awards beginning with the 2018-2020 LTPP program. As of December 31, 2019, Messrs. Kennedy, O’Brien, Wajsgras and Azevedo were retirement-eligible and Mr. Kremer was not retirement-eligible. In all other termination scenarios, the NEO would forfeit all unvested long-term equity incentive awards, except that 60/10 RSUs (which are granted to retirement-eligible employees who have attained the age of 60 with at least ten years of service with Raytheon and are held by Mr. Kennedy) would continue to vest on the scheduled vesting dates into retirement so long as the NEO complies with certain covenants. Amounts in the table below for Mr. Kennedy reflect this continued vesting.

Change-in-Control Agreements. We have entered into change-in-control agreements with our executive officers. Pursuant to these agreements, upon a qualifying termination after a change in control, each of our NEOs except Messrs. O’Brien, Kremer and Azevedo would receive a cash payment of three times the NEO’s base salary; a cash payment of three times the NEO’s target RBI cash award (or, if greater, the actual RBI cash award for the prior year); special supplemental retirement benefits determined as if the NEO had three years of additional credited service as of the date of termination; and three years of health, welfare and retirement plan benefits. We revised our change-in-control agreement guidelines in 2013. Messrs. O’Brien, Kremer and Azevedo were elected to their roles after this revision and would receive the same benefits in a multiple of one (for Mr. O’Brien) and two (for Messrs. Kremer and Azevedo) instead of three. The following is a summary of the potential incremental payments and benefits that the NEOs may receive under certain circumstances in connection with a change in control pursuant to their change-in-control agreements and other plans and agreements.

Change-in-Control Event
Element	Plan or Arrangement	Treatment or Benefit
Cash	Change-in-Control Agreement
Upon a qualifying termination* within 24 months after a change in control, each NEO would receive a cash payment of three times base salary plus three times target RBI award (or, if greater, the actual RBI cash award for the prior year), except for Mr. O’Brien, who would receive an amount equal to one times his base salary and RBI, and Messrs. Kremer and Azevedo, who would receive an amount equal to two times their base salary and RBI. Each executive also would receive an amount equal to the prorated unpaid target RBI award for the year in which the change in control occurs.

Pension	Change-in-Control Agreement
Upon a qualifying termination within 24 months after a change in control, each NEO would receive special supplemental retirement benefits based on three more years of credited service, except for Mr. O’Brien, whose benefits would be based on one more year of service, and Messrs. Kremer and Azevedo, whose benefits would be based on two more years of service.

Health and Welfare	Change-in-Control Agreement
Upon a qualifying termination within 24 months after a change in control, each NEO would receive three years of benefits continuation, except for Mr. O’Brien, who would receive one year of benefits, and Messrs. Kremer and Azevedo, who would receive two years of benefits.

Unvested Restricted Stock	2019 Stock Plan and applicable restricted stock and 60/10 RSU award agreements	Upon a qualifying termination within 24 months after a change in control, each NEO’s unvested restricted stock and 60/10 RSUs would vest.

Unvested LTPP	LTPP award agreements
For our 2018-2020 and 2019-2021 LTPP awards, upon a qualifying termination within 24 months after a change in control in which awards are assumed, continued or substituted, each NEO would receive an LTPP payment for the full outstanding performance period, depending on the change-in-control date. For each performance cycle, if the change in control occurs within the first year of the performance cycle, the award would be based on target performance for the three years. If the change in control occurs after the first year of the performance cycle, the award would be based on a combination of actual completed performance and target performance. If the successor does not assume, continue or substitute awards, then each NEO would receive immediate payment assuming target performance for the full performance period as long as the award is not deemed to constitute nonqualified deferred compensation.

*
A qualifying termination is either an involuntary termination without cause or voluntary departure for good reason (i.e., a material reduction in compensation or a material change in the executive’s job duties without his consent), in each case within 24 months after a change in control.

The tables below report compensation payable to each NEO upon a hypothetical involuntary not-for-cause termination; a qualifying termination following a change in control assuming equity awards are assumed, continued or substituted in connection with the change in control; and termination due to disability, death and retirement; in each case as if the event happened on December 31, 2019. For a qualifying termination following a change in control, no pro-rata RBI would be payable, given that the NEO would be entitled to an RBI award for the completed portion of the year. We do not describe or report amounts for plans or arrangements that do not discriminate in scope, terms or operation in favor of our executive officers and that are generally available to all salaried employees. No NEO is entitled to receive compensation reportable in these tables upon a voluntary resignation (except for good reason following a change in control) or involuntary for-cause termination.

Thomas A. Kennedy
Element	Involuntary Without Cause	Change-in-Control	Disability	Death	Retirement
Cash Severance
Base Salary + RBI(1)	$9,245,184	$17,630,592	$—	$—	$—
Benefits
Pension(2)	—	—	—	—	—
Health and Welfare Benefit Continuation(3)	132,216	198,324	—	—	—
Long-Term Incentives(4)
Continued Vesting of 60/10 RSUs	15,544,408	15,544,408	15,544,408	15,544,408	15,544,408
Value of Accelerated LTPP	—	14,845,854	7,165,648	7,165,648	7,165,648
Total	$24,921,808	$48,219,178	$22,710,056	$22,710,056	$22,710,056

Anthony F. O’Brien
Element	Involuntary Without Cause	Change-in-Control	Disability	Death	Retirement
Cash Severance
Base Salary + RBI(1)	$1,663,708	$1,946,554	$—	$—	$—
Benefits
Pension(2)	1,170,585	780,817	—	—	—
Health and Welfare Benefit Continuation(3)	32,120	32,120	—	—	—
Long-Term Incentives(4)
Value of Accelerated Restricted Stock	—	4,986,560	4,986,560	4,986,560	—
Value of Accelerated LTPP	—	4,397,437	2,077,422	2,077,422	2,077,422
Total	$2,866,413	$12,143,488	$7,063,982	$7,063,982	$2,077,422

David C. Wajsgras
Element	Involuntary Without Cause	Change-in-Control	Disability	Death	Retirement
Cash Severance
Base Salary + RBI(1)	$3,908,403	$7,468,202	$—	$—	$—
Benefits
Pension(2)	—	1,329,164	—	—	—
Health and Welfare Benefit Continuation(3)	65,950	98,925	—	—	—
Long-Term Incentives(4)
Value of Accelerated Restricted Stock	—	4,630,142	4,630,142	4,630,142	—
Value of Accelerated LTPP	—	3,520,015	1,670,317	1,670,317	1,670,317
Total	$3,974,353	$17,046,448	$6,300,459	$6,300,459	$1,670,317

Wesley D. Kremer
Element	Involuntary Without Cause	Change-in-Control	Disability	Death	Retirement
Cash Severance
Base Salary + RBI(1)	$1,615,036	$3,843,836	$—	$—	$—
Benefits
Pension(2)	531,024	4,392,812	—	—	—
Health and Welfare Benefit Continuation(3)	28,887	57,774	—	—	—
Long-Term Incentives(4)
Value of Accelerated Restricted Stock	—	4,293,060	4,293,060	4,293,060	—
Value of Accelerated LTPP	—	3,520,015	1,670,317	1,670,317	—
Total	$2,174,947	$16,107,497	$5,963,377	$5,963,377	$—

Roy Azevedo
Element	Involuntary Without Cause	Change-in-Control	Disability	Death	Retirement
Cash Severance
Base Salary + RBI(1)	$1,437,488	$3,196,288	$—	$—	$—
Benefits
Pension(2)	1,621,744	3,104	—	—	—
Health and Welfare Benefit Continuation(3)	40,736	81,472	—	—	—
Long-Term Incentives(4)
Value of Accelerated Restricted Stock	—	1,684,747	1,684,747	1,684,747	—
Value of Accelerated LTPP	—	2,736,862	1,278,228	1,278,228	1,278,228
Total	$3,099,968	$7,702,473	$2,962,975	$2,962,975	$1,278,228

(1)	RBI calculations for purposes of a change-in-control event are based on actual 2018 RBI cash awards because they were greater than target 2019 RBI awards.

(2)
Pension benefits are calculated assuming a 3.30% discount rate for the Raytheon Company Pension Plan for Salaried Employees, the Raytheon Parity Pension Plan, and the Raytheon Company Supplemental Executive Retirement Plan, and a 3.25% discount rate for the Raytheon Non-Bargaining Retirement Plan, as of 2019 fiscal year-end, assuming the executive commenced the benefit as soon as possible following separation from service.

(3)	Health and Welfare Benefit calculations are based on the estimated annual company cost of the benefits programs in which the executive was enrolled as of December 31, 2019.

(4)
Equity values are determined based on the closing price of our common stock on December 31, 2019 ($219.74) and equity holdings as of December 31, 2019. Amounts representing LTPP payments assume target performance.

CEO PAY RATIO
The following table shows the ratio of our CEO’s 2019 annual total compensation to the median 2019 annual total compensation of our other employees.

CEO 2019 Annual Total Compensation	Median Employee 2019 Annual Total Compensation	2019 Ratio of CEO Pay to Median Employee Pay
$23,721,407	$141,123	168:1

To identify our median employee, we reviewed the 2019 pay of all our employees other than the CEO located in the United States, Canada, United Kingdom and Australia, as of December 31, 2019. As permitted by SEC rules, we excluded from our review all other non-U.S. employees because those individuals, in the aggregate, make up less than 5% of our total employee base as shown below. Independent contractors and other individuals who provide services to Raytheon but whose compensation is determined by an unaffiliated third party were excluded from our determination of the median employee. All employees from companies that Raytheon acquired as of December 31, 2019 were included in our review.

We calculated the annual total compensation of our median employee in the same way we calculate our NEOs’ annual total compensation in the Summary Compensation Table. In 2019, our median employee had a salary of $102,776, and $38,347 in other compensation elements, for annual total compensation of $141,123.

Non-U.S. employees in the following countries were excluded in determining the median employee: Algeria (4 employees); Argentina (3 employees); Austria (5 employees); Belgium (11 employees); Brazil (19 employees); Chile (3 employees); People’s Republic of China (238 employees); Colombia (7 employees); Czech Republic (5 employees); Denmark (4 employees); Egypt (1 employee); Finland (111 employees); France (74 employees); Germany (740 employees); Greece (2 employees); Hong Kong (6 employees); Hungary (10 employees); India (260 employees); Indonesia (5 employees); Ireland (213 employees); Israel (157 employees); Italy (29 employees); Japan (9 employees); Kenya (1 employee); Malaysia (5 employees); Mexico (45 employees); Netherlands (15 employees); New Zealand (3 employees); Norway (2 employees); Oman (12 employees); Panama (14 employees); Peru (2 employees); Philippines (15 employees); Poland (27 employees); Portugal (3 employees); Qatar (9 employees); Republic of Korea (18 employees); Romania (3 employees); Russia (4 employees); Saudi Arabia (156 employees); Singapore (59 employees); Slovakia (1 employee); South Africa (8 employees); Spain (84 employees); Sweden (10 employees); Switzerland (11 employees); Taiwan (27 employees); Thailand (6 employees); Turkey (19 employees); Ukraine (23 employees); and United Arab Emirates (59 employees). Therefore, a total of 2,557 employees, all located outside the U.S., were excluded in determining the median employee. As of December 31, 2019, Raytheon had approximately 72,000 total U.S. and non-U.S. employees, including approximately 2,000 employees on approved leaves of absence.

DIRECTOR COMPENSATION
Determination and Assessment of Non-Employee Director Compensation
The Governance and Nominating Committee annually reviews non-employee director compensation and makes compensation recommendations to the Board for approval. The Committee has identified certain guiding principles relating to such compensation, including:

•
Average total director compensation should be close to, but generally slightly lagging, the median of our peers. For more information on the core and broader peer groups, see “Compensation Discussion and Analysis - Peer Groups and Market Data”;

•	Annual director compensation should include a meaningful equity component to promote the alignment of director and shareholder interests from a long-term perspective; and

•	Individual director compensation should appropriately reflect differing degrees of responsibility and different time commitments.

Independent Compensation Consultant Assessment
In connection with its annual review, the Governance and Nominating Committee considers an assessment provided by the same independent compensation consultant retained by the MDCC for executive compensation purposes. In 2019, FW Cook served as the independent compensation consultant and provided this assessment, which found:

•	The non-employee director compensation program is competitive with the practices of Raytheon’s executive compensation peers (core and broader peer groups) in terms of magnitude;

•	Average annual per-director compensation (cash plus equity) approximates the median for non-employee director compensation relative to our peers; and

•
The structure of the program is generally aligned with peer policy and good governance practices. For more information on the core and broader peer groups, see “Compensation Discussion and Analysis - Peer Groups and Market Data.”

2019 Non-Employee Director Compensation
Based on FW Cook’s assessment of the market and market trends, on May 30, 2019, the Governance and Nominating Committee recommended and the Board approved an increase to the annual equity award from $140,000 to $155,000 for all non-employee directors other than the Lead Director and from $191,000 to $206,000 for the Lead Director, to better align with market practice as well as an increase to the annual cash retainer for the chair of the Audit Committee from $20,000 to $25,000 to better reflect the demands of the role. The Governance and Nominating Committee recommended that there be no other changes to non-employee director compensation.

Elements of Director Compensation

Element	2019
Annual Cash Retainers
• All non-employee directors	$105,000
• Lead Director	$24,000
• Audit Committee chair	$25,000 (approved May 30, 2019)
• MDCC chair	$20,000
• Other committee chairs	$15,000
Annual cash retainers are paid quarterly. Directors may elect to receive retainers in Raytheon common stock in lieu of cash or defer receipt of their cash retainers until they retire from the Board.
Annual Equity Awards
• All non-employee directors, except Lead Director	$155,000 in restricted stock (approved May 30, 2019)
• Lead Director	$206,000 in restricted stock (approved May 30, 2019)
The equity award is granted upon election and vests as of the next Annual Meeting. Awards are prorated for directors who are elected between Annual Meetings. Directors may elect to receive deferred restricted stock units (RSUs) in lieu of restricted stock.

Meeting Fees for Non-Employee Directors	$1,500 per Board or committee meeting attended
Non-employee directors receive $1,500 for each Board and committee meeting attended. In addition, any non-employee director who is not an Audit Committee member receives a meeting fee for attending the Audit Committee meeting to review the Annual Report on Form 10-K. Directors may elect to defer receipt of their meeting fees until they retire from the Board.

Benefits
• Business travel accident insurance	Up to $1,000,000 of coverage per incident when traveling on Raytheon business.
• Matching gift and charitable awards program	Eligible director gifts are matched up to $10,000 per donor per calendar year under the same program in which all of our employees participate.

Annual Equity Awards
Each non-employee director receives an award of restricted stock unless the director elects to receive deferred RSUs. A director’s shares of restricted stock are entitled to full dividend and voting rights upon issuance. The restricted stock vests on the date of the Annual Meeting of shareholders in the calendar year following the year of grant, or upon the earlier of termination as a director after a change in control of Raytheon, or the director’s death. Except as otherwise provided by the Governance and Nominating Committee, a director who terminates service on the Board for any reason, other than a change in control or death, will forfeit all unvested restricted stock awards. Prorated awards for directors elected between Annual Meetings vest on the date of the next Annual Meeting.

A director’s deferred RSUs vest in accordance with the same terms and conditions as restricted stock, but there is no payout of common stock upon vesting until the earlier of (i) five years from the grant date, (ii) separation from service as a board member, (iii) a change in control of Raytheon, or (iv) the director’s death. There are no voting rights associated with the RSUs. A dividend equivalent amount is paid on RSUs upon vesting. For RSUs that have vested, dividend-equivalent amounts are paid on the same basis as dividends paid on shares of common stock.

Forcepoint Board Compensation
In May 2015, following Raytheon’s acquisition of Websense, Inc., Raytheon created Forcepoint LLC, a cybersecurity joint venture company (with a minority owner, Vista Equity Partners). After Raytheon’s purchase of the minority interest in November 2019, Forcepoint became wholly-owned by Raytheon. At the request of the Raytheon Board, Mr. Beauchamp serves on the Forcepoint board. In that capacity, he receives a separate annual cash retainer of $75,000 and a fee of $1,500 for each meeting he attends.

Non-Employee Director Total Compensation

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
Tracy A. Atkinson	$165,000	$154,914	$—	$—	$—	$10,000	$329,914
Robert E. Beauchamp	235,500	154,914	—	—	—	10,000	400,414
Adriane M. Brown	133,500	154,914	—	—	—	—	288,414
Vernon E. Clark(4)	88,500	—	—	—	—	10,000	98,500
Stephen J. Hadley	162,000	154,914	—	—	—	—	316,914
Letitia A. Long	169,500	154,914	—	—	—	10,000	334,414
George R. Oliver	148,000	154,914	—	—	—	10,000	312,914
Dinesh C. Paliwal	139,500	154,914	—	—	—	—	294,414
Ellen M. Pawlikowski	150,000	154,914	—	—	—	9,000	313,914
William R. Spivey	152,500	206,082	—	—	—	—	358,582
Marta R. Stewart	141,000	154,914	—	—	—	—	295,914
James A. Winnefeld, Jr.	162,000	154,914	—	—	—	5,000	321,914
Robert O. Work	157,500	154,914	—	—	—	—	312,414

(1)	In the case of Mr. Beauchamp, includes annual retainer and meeting fees for serving on the board of Forcepoint at the Raytheon Board’s request. Detailed information on cash amounts is set forth below.

(2)
Represents the aggregate grant date fair value of awards of restricted stock in accordance with the accounting standard for share-based payments. The grant date fair value of the restricted stock awards is based on the stock price on the date of grant and the number of shares (the intrinsic value method). For more information on the assumptions we used to calculate the grant date fair values for restricted stock awards, see “Note 13: Stock-based Compensation Plans” to our financial statements in our 2019 Form 10-K.

Each of our non-employee directors held 878 shares of unvested restricted stock as of December 31, 2019, other than Mr. Spivey, who held 1,168 shares.

(3)	Represents Raytheon contributions under our matching gift and charitable awards program, which is available to all employees and directors.

(4)	Mr. Clark retired from the Board on May 30, 2019.

Cash Amounts

Director	Roles	Annual Board Cash Retainer ($)	Annual Committee Chair or Lead Director Cash Retainer ($)	Meeting Fees ($)
Ms. Atkinson	Chair, Audit Committee	$105,000	$22,500	$37,500
Mr. Beauchamp	Director	105,000	—	51,000
Ms. Brown	Director	105,000	—	28,500
Mr. Clark	Chair, Special Activities Committee and Lead Director (through May 2019)	52,500	19,500	16,500
Mr. Hadley	Chair, Governance and Nominating Committee (through May 2019)	105,000	7,500	49,500
Ms. Long	Chair, Public Policy and Corporate Responsibility Committee	105,000	15,000	49,500
Mr. Oliver	Chair, MDCC (since May 2019)	105,000	10,000	33,000
Mr. Paliwal	Chair, Governance and Nominating Committee (since May 2019)	105,000	7,500	27,000
Ms. Pawlikowski	Director	105,000	—	45,000
Mr. Spivey	Chair, MDCC (through May 2019) and Lead Director (since May 2019)	105,000	22,000	25,500
Ms. Stewart	Director	105,000	—	36,000
Mr. Winnefeld	Chair, Special Activities Committee (since May 2019)	105,000	7,500	49,500
Mr. Work	Director	105,000	—	52,500

Cash Amounts - Forcepoint Board

Director	Annual Board Cash Retainer ($)	Meeting Fees ($)
Mr. Beauchamp	$75,000	$4,500

Director Stock Ownership and Retention Guidelines
The Board believes that directors should be shareholders and have a financial stake in Raytheon. Accordingly, non-employee directors are paid a substantial portion of their compensation in equity awards. Further, each director is required to own Raytheon securities with a value of at least five times the annual cash retainer applicable to all non-employee directors within five years of election to the Board. A director may not dispose of Raytheon stock until attaining the requisite ownership threshold, and thereafter must maintain such equity ownership level. As of December 31, 2019, each of our non-employee directors with five or more years of service had met or exceeded this stock ownership requirement.

Policy Against Certain Raytheon Stock Transactions
Our non-employee directors are subject to Raytheon’s Insider Trading Policy, which restricts them from certain short sales, derivative transactions, hedging, and other transactions involving Raytheon securities. The policy also prohibits the purchase of Raytheon securities on margin or otherwise pledging Raytheon securities as collateral for a loan.

Compensation Committee Interlocks and Insider Participation
Directors who served as members of our MDCC during 2019 were Tracy A. Atkinson, Robert E. Beauchamp, Adriane M. Brown, Stephen J. Hadley, George R. Oliver, William R. Spivey and James A. Winnefeld, Jr. None of these members is or has ever been an officer or employee of Raytheon. To our knowledge, there were no relationships involving members of the MDCC or our other directors that would constitute a compensation committee interlock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
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

(1)
This amount includes 762,072 shares, which is the aggregate of the actual number of shares that will be issued pursuant to the 2017 Long-term Performance Plan (LTPP) awards and the maximum number of shares that may be issued upon settlement of outstanding 2018 and 2019 LTPP awards, including estimated dividend equivalent amounts. The shares to be issued pursuant to the 2017, 2018 and 2019 LTPP awards will be issued under the Raytheon 2019 Stock Plan. The material terms of the 2017, 2018 and 2019 LTPP awards are described in more detail in “Note 13: Stock-based Compensation Plans” to our financial statements in our 2019 Form 10-K. These awards are granted as restricted stock units (RSUs) and though generally settled in stock, may be settled in cash, stock or a combination of both cash and stock at the discretion of the Management Development and Compensation Committee (MDCC).

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

Stock Ownership
Five Percent Shareholders
The following table lists those persons or groups (based solely on our examination of Schedules 13G filed with the SEC or furnished to us) that are beneficial owners of more than 5% of our common stock as of December 31, 2019.

Name and Address of Beneficial Owner	Common Stock	Percent of Class
BlackRock, Inc. 55 East 52nd Street, New York, NY 10055	20,760,696	7.50%
The Vanguard Group 100 Vanguard Blvd., Malvern, PA 19355	23,429,695	8.41%

Management and Directors
The following table contains information regarding the beneficial ownership of shares of our common stock as of February 29, 2020. Except as otherwise noted below, to Raytheon’s knowledge, the named persons possessed sole voting and investment power over their shares, and the shares are not subject to any pledge. No individual director or nominee for director or NEO beneficially owns 1% or more of the outstanding shares of common stock. The directors and executive officers as a group own less than 1% of the outstanding shares of common stock.

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership
Each director, including Chairman and CEO
Thomas A. Kennedy(1)(7)	153,212
Tracy A. Atkinson(4)(5)	5,234
Robert E. Beauchamp(4)	5,849
Adriane M. Brown(4)(5)	1,658
Stephen J. Hadley(4)	6,850
Letitia A. Long(3)(5)	3,519
George R. Oliver(4)	6,967
Dinesh C. Paliwal(3)(5)	3,662
Ellen M. Pawlikowski(3)(5)	492
William R. Spivey(4)(5)	23,786
Marta R. Stewart(3)(5)	667
James A. Winnefeld, Jr.(4)	2,824
Robert O. Work(3)(5)	1,250
CFO and other NEOs who are not also directors
Anthony F. O’Brien(1)(2)(5)(6)	47,877
David C. Wajsgras(1)(2)	122,008
Wesley D. Kremer(1)(2)(5)	28,573
Roy Azevedo(1)(2)	9,250
Directors and all executive officers
All directors and executive officers as a group (22 persons)(1)(2)(3)(4)(5)(6)(7)	518,410

(1)
Includes shares owned outright as follows: Mr. Kennedy - 127,063; Mr. O’Brien - 20,119; Mr. Wajsgras - 100,937; Mr. Kremer - 6,723; Mr. Azevedo - 1,583; and all executive officers and directors as a group - 344,900.

(2)
Includes shares of restricted stock over which the beneficial owner has voting power as follows: Mr. O’Brien - 22,693; Mr. Wajsgras - 21,071; Mr. Kremer - 19,537; Mr. Azevedo - 7,667; and all executive officers and directors as a group - 124,818.

(3)
Does not include unvested restricted stock units (RSUs) awarded to non-employee directors in lieu of shares of restricted stock as follows: Mses. Long, Pawlikowski and Stewart and Messrs. Paliwal and Work - 878 each.

(4)
Includes shares of restricted stock over which the beneficial owner has voting power as follows: Mses. Atkinson and Brown and Messrs. Beauchamp, Hadley, Oliver and Winnefeld - 878 each; and Mr. Spivey - 1,168.

(5)
Includes vested deferred compensation equivalent to shares of our common stock as follows: Ms. Atkinson - 858; Ms. Brown - 780; Ms. Long - 1,526; Mr. Paliwal - 813; Ms. Pawlikowski - 492; Mr. Spivey - 668; Ms. Stewart - 667; Mr. Work - 1,250; Mr. O’Brien - 524; Mr. Kremer - 2,313; and all executive officers and directors as a group - 13,968.

(6)
Includes shares indirectly held by the beneficial owner through the Raytheon Savings and Investment Plan and the Raytheon Excess Savings Plan as follows: Mr. O’Brien - 4,541; and all executive officers as a group - 7,326.

(7)
Includes shares vesting in the next sixty (60) days pursuant to a restricted stock unit agreement for retirement-eligible employees who have attained the age of 60 with at least ten years of service with Raytheon (and from which shares will be withheld to satisfy taxes upon vesting) as follows: Mr. Kennedy - 26,149; and all executive officers as a group - 27,398. Does not include unvested restricted stock units awarded to retirement-eligible employees who have attained the age of 60 with at least ten years of service with Raytheon, in lieu of shares of restricted stock as follows: Mr. Kennedy - 44,591; and all executive officers as a group - 50,559.

Changes in Control
On June 9, 2019, Raytheon and UTC announced their entry into the Merger Agreement to combine in the Merger. For further discussion of the Merger, see “Explanatory Note”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons
The Board has adopted a written Related Party Transactions Policy. Related party transactions include all transactions and relationships involving amounts in excess of $120,000 between Raytheon (including subsidiaries) on one side, and any director, executive officer, 5% shareholder, or an immediate family member of any of the foregoing (interested person) and certain entities in which an interested person has a significant interest, on the other. Under the policy, the Governance and Nominating Committee reviews the material facts of all related party transactions identified by the Vice President, General Counsel and Secretary and determines whether to approve, disapprove or ratify each transaction or relationship involved. Certain transactions and relationships have been preapproved for purposes of the policy, including (a) executive officer compensation approved by the Board, (b) director compensation, (c) certain relatively small transactions between Raytheon and other companies, and (d) certain charitable contributions made by Raytheon.

Mses. Atkinson and Pawlikowski and Messrs. Hadley, Kennedy, Kremer, O’Brien, Oliver, Paliwal, Wajsgras and Winnefeld served as members of boards of, or were otherwise affiliated with, charitable or other non-profit organizations to which Raytheon made contributions in 2019 (other than through a trade association membership or our matching gift and charitable awards program). These contributions were consistent with all company policies, and no organization received, in the aggregate, more than $300,000.

In a Schedule 13G filing made with the SEC, BlackRock, Inc., including its subsidiaries, reported beneficial ownership of 7.5% of our outstanding common stock as of December 31, 2019. Under a previously established business relationship, BlackRock has provided investment management services for the benefit of the Raytheon Master Benefit Pension Trust. For providing such investment management services, BlackRock received fees of $1.7 million in 2019. The Governance and Nominating Committee has reviewed this relationship and approved it on the basis that BlackRock’s ownership of Raytheon stock plays no role in the business relationship between the two companies and the engagement of BlackRock has been on terms no more favorable than terms that would be available to unaffiliated third parties under the same or similar circumstances.

Director Independence
Refer to Item 10 of this Form 10-K/A for the listing of Directors.

The Board has adopted specific director independence criteria, consistent with the New York Stock Exchange (NYSE) listing standards, to assist it in making determinations regarding the independence of its members. These criteria are detailed in our Governance Principles. A director is considered independent only if the Board determines the director does not have a material relationship, directly or indirectly, with Raytheon.

The Board considers the independence of its members at least annually, in part by reviewing Raytheon’s relationships with organizations with which our directors are affiliated. The Board has determined that no director other than Mr. Kennedy, the Chairman and CEO, has, directly or indirectly, a material relationship with Raytheon, nor does any other director have a direct or indirect material interest in any transaction involving Raytheon. Every director other than Mr. Kennedy satisfies our independence criteria.

In connection with its review and determination of director independence, the Board considered certain non-material relationships and transactions involving directors, including:

•	BMC Software, Inc. (BMC), where Mr. Beauchamp serves as Executive Chairman, provides software licenses and related services to Raytheon;

•
Johnson Controls International plc, where Mr. Oliver serves as Chairman and Chief Executive Officer, provides products and services to Raytheon, including fire protection and security systems, industrial equipment and services; and

•
State Street Global Markets, LLC (SSGM), a subsidiary of State Street Corporation, where Ms. Atkinson serves as Executive Vice President and Chief Administrative Officer, provides purely transactional processing services to Raytheon pension plans in the ordinary operation of the plans.

In all cases, the transactions occurred in the ordinary course of business; none of the directors had any direct or indirect material interest in, or received any special compensation in connection with, the transactions or relationships; and the amounts paid in the transactions were well below thresholds prescribed under the NYSE standards and our Governance Principles.

Governance Documents
The following key governance documents are available on our website at www.raytheon.com under the heading “Investors/ Corporate Governance”:

•	Governance Principles, including the director independence criteria

•	Code of Conduct

•	By-Laws

•	Charters for each of the Board’s standing committees (except the Executive Committee)

These documents are also available in print to any shareholder who requests them by writing to Raytheon Company, to the attention of either Investor Relations or Corporate Secretary, 870 Winter Street, Waltham, Massachusetts 02451, or by emailing invest@raytheon.com.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors: Audit and Non-Audit Fees
The following table sets forth the fees and expenses billed by PricewaterhouseCoopers LLP (PwC) for audit, audit-related, tax and all other services rendered for 2019 and 2018.

	2019		2018
Audit Fees(1)	$13.4	million	$13.4	million
Audit-Related Fees(2)	1.5	million	0.4	million
Tax Fees (3)	1.3	million	1.4	million
All Other Fees	—		—
Total	$16.2	million	$15.2	million

(1)
Represents fees and expenses for professional services provided in connection with the audit of our annual audited financial statements and review of our quarterly financial statements, advice on accounting matters directly related to the audit, audit services provided in connection with other financial statements, and other statutory or regulatory filings.

(2)
Represents fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees.” Includes fees for due diligence services, audits of financial statements of 401(k) and other employee benefit plans, and fees for certain agreed-upon procedures. Audit-related fees for 2019 include approximately $1.1 million for procedures related to the expected Merger with UTC.

(3)
Tax Fees for 2019 include approximately $0.3 million for non-U.S. tax compliance services, $0.6 million for U.S. tax compliance services and $0.4 million for tax consulting, advisory and planning services. Tax Fees for 2018 include approximately $0.4 million for non-U.S. tax compliance services, $0.6 million for U.S. tax compliance services, and $0.4 million for tax consulting, advisory and planning services.

The amounts shown above do not include PwC fees and expenses of approximately $0.9 million in both 2019 and 2018 paid by our pension plans for audits of financial statements of such plans and certain international tax compliance services. These services were rendered by PwC to the pension plans and were billed directly to such plans.

Pre-Approval of Audit and Non-Audit Services
The Audit Committee pre-approves all audit and non-audit services to be provided by PwC, and the fees for those services, in order to ensure that they do not impair PwC’s independence. The Chair of the Audit Committee has the delegated authority to pre-approve services with fees up to $100,000, and these pre-approvals are later to be reviewed and ratified at the Audit Committee’s next meeting. We further require PwC and management to report on actual fees charged for each category of service periodically throughout the year. The Audit Committee reviews the scope of the annual integrated audit and the related PwC engagement letter, which the Chair of the Audit Committee signs on behalf of the Audit Committee. The Audit Committee also discusses with PwC the qualifications of the independent auditors working on the Raytheon account and the planning and staffing of the audit. For 2019, all of the audit, audit-related, tax, and all other fees listed in the table above were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	The following financial statements of Raytheon Company, supplemental information and report of independent registered public accounting firm are included in Part II, Item 8 of the Original Filing:

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

Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Five-Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated February 12, 2020 on the Company’s financial statements for the fiscal years ended December 31, 2019, 2018 and 2017 and on the Company’s internal control over financial reporting as of December 31, 2019 is included in Part II, Item 8 of the Original Filing. The independent registered public accounting firm’s consent with respect to the Original Filing appears in Exhibit 23 of the Original Filing.

(2)	List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(b)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K/A as filed with the Securities and Exchange Commission (SEC) and those incorporated by reference to other filings.

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

21	Subsidiaries of Raytheon Company.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Thomas A. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Anthony F. O’Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Thomas A. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.4	Certification of Anthony F. O'Brien pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Thomas A. Kennedy pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Anthony F. O’Brien pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS
eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(Exhibits marked with an asterisk (*) were filed electronically with the Original Filing.)

(Exhibits marked with two asterisks (**) were deemed to be furnished electronically within the Original Filing, and not filed.)

(Exhibits marked with three asterisks (***) are deemed to be furnished electronically herewith.)

(Exhibits marked with a pound sign (#) are compensatory plans or arrangements.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYTHEON COMPANY

/s/ Michael J. Wood
Michael J. Wood Vice President, Controller and Chief Accounting Officer
Dated: April 1, 2020